Form 10-Q
period 1998-09-30
NE RESTAURANT CO INC
filed 1998-11-17
CIK 1061588

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


                For the Quarterly Period Ended SEPTEMBER 30, 1998


                        Commission File Number 333-62775


                           NE RESTAURANT COMPANY, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                           06-1311266
-------------------------------------------------------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification Number)


       80A TURNPIKE ROAD, WESTBOROUGH, MASSACHUSETTS         01581
-------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (508) 870-9200
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


                    Yes___________          No_____X_______


On October 31, 1998, 2,975,598 shares of the registrant's Common Stock were outstanding.

                           NE RESTAURANT COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                           PAGE
PART I:       FINANCIAL INFORMATION

         Item 1.  Financial Statements:
         1)    Consolidated Condensed Balance Sheets
               September 30, 1998 and December 31, 1997                       4

         2)    Consolidated Condensed Statements of Operations
               For the Three and Nine Months Ended September 30, 1998
               and September 30, 1997                                         6

         3)    Consolidated Condensed Statements of Shareholders'
               Equity For the Nine Months Ended September 30, 1998            7

         4)    Consolidated Condensed Statements of Cash Flows
               For the Nine Months Ended September 30, 1998
               and September 30, 1997                                         8

         5)    Notes to Consolidated Condensed Financial Statements           9

         Item 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                      11


PART II:     OTHER INFORMATION                                               20

    Item 1.          Legal Proceedings
    Item 2.          Changes in Securities and Use of Proceeds
    Item 3.          Defaults upon Senior Securities
    Item 4.          Submission of Matters to a Vote of Security Holders
    Item 5.          Other Information
    Item 6.          Exhibits and Reports on Form 8-K


SIGNATURES                                                                   22

                          PART I: FINANCIAL INFORMATION





                           NE RESTAURANT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1998            1997
                                                   -------------    ------------
                           ASSETS                   (UNAUDITED)


Current Assets:
   Cash                                           $    217,176          247,675
   Credit card receivables                             627,920          297,221
   Inventories                                       1,861,227          592,143
   Prepaid expenses and other current assets           800,301          184,494
   Prepaid and current deferred income taxes         1,138,189          111,504
   Pre-opening costs, net of
     accumulated amortization                        1,208,063          159,728
                                                     ---------        ---------
            Total current assets                     5,852,876        1,592,765
                                                     ---------        ---------

PROPERTY AND EQUIPMENT, AT COST:
   Land and land rights                              7,694,536        3,792,524
   Buildings                                        12,970,074        4,216,126
   Leasehold improvements                           74,189,763       16,623,160
   Furniture and equipment                          40,174,406       15,155,666
                                                  ------------      -----------
                                                   135,028,779       39,787,476
   Less accumulated depreciation                  (14,626,607)      (9,992,744)
                                                  ------------      -----------
                                                   120,402,172       29,794,732
   Construction work in process                      9,992,690        1,157,813
                                                  ------------      -----------
            Net property and equipment             130,394,862       30,952,545

GOODWILL, NET                                       22,098,304              -

DEFERRED FINANCE COSTS, NET                          8,557,646        1,415,402

LIQUOR LICENSES                                      3,099,489        1,195,887

RESTRICTED INVESTMENTS                               1,061,118          931,676

OTHER ASSETS, NET                                    4,086,743        1,248,551
                                                   -----------      -----------
                                              $    175,151,038    $  37,336,826
                                              ================    =============


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


CURRENT LIABILITIES:
   Current portion of mortgage loan
     and bonds payable                  $     657,538              $    632,538
   Accounts payable                         5,173,801                 3,987,794
   Accrued expenses                        22,849,700                 5,298,000
   Capital lease obligation-
     current portion                           72,647                    79,997
                                           ----------                ----------
         Total current liabilities         28,753,686                 9,998,329
   LINE OF CREDIT LOANS                     1,100,000                13,500,000
   CAPITAL LEASE OBLIGATION, NET OF
     CURRENT PORTION                          173,352                   232,490
   MORTGAGE LOANS PAYABLE, NET OF
     CURRENT PORTION                       24,968,187                23,463,313
   BONDS PAYABLE, NET OF
     CURRENT PORTION                      100,000,000                       -
   DEFERRED RENT AND OTHER
     LONG-TERM LIABILITIES                  3,987,185                 3,249,548
                                          -----------               -----------
            Total liabilities             158,982,410                50,443,680


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock $.01 par value:
  8,000,000 shares                             36,649                    20,060
  authorized and 3,664,942 shares
  issued at 9/30/98; 4,000,000 shares
  authorized and 2,006,000 shares issued
  at 12/31/97
  Less treasury stock-689,344
   shares at cost                         (8,017,070)               (8,017,070)
  Additional paid in capital               29,053,920                    22,440
  (Accumulated deficit) retained
   earnings                               (4,904,871)               (5,132,284)
                                          -----------               -----------
     Total stockholders'
       equity (deficit)                    16,168,628              (13,106,854)
                                          -----------              ------------
                                       $  175,151,038             $  37,336,826
                                       ==============             =============


         The accompanying notes are an integral part of these consolidated financial statements.







                           NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                                       ---------------     --------------       -------------      -------------
                                                             1998                1997                1998               1997
                                                       ---------------     --------------       -------------      -------------
Net Sales                                              $    54,253,416     $   21,007,772       $  99,302,468      $  59,880,140
                                                       ---------------     --------------       -------------      -------------
Cost of Sales and Expenses
     Cost of sales                                          14,644,067          5,961,145          27,365,935         17,295,204
     Operating expenses                                     29,183,569         10,534,399          51,811,239         29,978,430
     General and administrative expenses                     2,582,115          1,029,966           4,880,412          3,042,970
     Deferred rent, depreciation and
         amortization                                        3,565,982            971,352           5,555,295          3,026,827
     Taxes other than income                                 2,504,891            958,152           4,636,932          2,847,945
                                                            ----------         ----------          ----------         ----------
         Total cost of sales and expenses                   52,480,624         19,455,014          94,249,813         56,191,376
                                                            ----------         ----------          ----------         ----------

     Income from operations                                  1,772,792          1,552,758           5,052,655          3,688,764

         Interest Expense, net                               2,894,657            397,605           4,758,594          1,004,397
     Income (loss) before income tax                       (1,121,865)          1,155,153             294,061          2,684,367
         expense (benefit)

         Income Tax Expense (Benefit)                        (406,393)            418,179              66,648            961,187
                                                            ----------         ----------           ---------          ---------
     Net Income (Loss)                                      $(715,472)           $736,974            $227,413         $1,723,180
                                                            ==========         ==========           =========         ==========

         Basic and Diluted Earnings (Loss) per Share           $(0.28)              $0.47               $0.13              $0.93

         Weighted Average Shares Outstanding                 2,595,557          1,575,788           1,745,255          1,858,596


         The accompanying notes are an integral part of these consolidated financial statements.







                           NE RESTAURANT COMPANY, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                     COMMON STOCK            Treasury Stock
                               ---------------------------------------------------
                                  NUMBER      .01 per     Number        Amount       Additional      (Accumulated          Total
                                OF SHARES      Share     of Shares                    Paid In      Deficit) Retained   Stockholders'
                                                                                      Capital          Earnings     (Deficit) Equity
                               ---------------------------------------------------


  BALANCE DECEMBER 31, 1997    2,006,000    $  20,060   (689,344)   $(8,017,070)     $  22,440      $  (5,132,284)    $ (13,106,854)

  Net Income                                                                                              227,413           227,413
  Issuance of Common Stock     1,658,942       16,589                           $   29,031,480                           29,048,069
                               -----------------------------------------------------------------------------------------------------
  Balance September 30, 1998   3,664,942    $  36,649   (689,344)   $(8,017,070)$   29,053,920      $  (4,904,871)     $ 16,168,628
                               =====================================================================================================


         The accompanying notes are an integral part of these consolidated financial statements.







                           NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                               ------------------------------------------------------------
                                                                             1998                          1997
                                                               ------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                       $               227,413        $            1,723,180

     Adjustments to reconcile net income to net cash
     provided by operating activities
         Depreciation, amortization and deferred rent                               5,555,295                     3,026,827
         Deferred taxes                                                                 -                            94,023
     Changes in operating assets and liabilities
         Inventories                                                                 (65,150)                       117,036
         Prepaid expenses, receivables and other                                        3,294                     (526,551)
         Accrued expenses                                                           7,870,719                     (576,118)
         Accounts payable                                                         (2,433,803)                       739,007
         Other operating assets and liabilities                                   (4,045,599)                       435,278
                                                                                  -----------                     ---------
              Total adjustments                                                     6,884,756                     2,874,224
                                                                                  -----------                     ---------
              Net cash provided by (used in) operating activities                   7,112,169                     4,597,404

              CASH FLOWS FROM INVESTING ACTIVITIES
     Business acquired, net of cash acquired                                     (90,002,596)                        -
     Additions to property and equipment                                         (13,678,668)                   (2,425,919)
     Development and franchise fees paid                                               -                          (280,000)
     Acquisition of liquor licenses                                                  (25,324)                       (8,979)
     Additions to preopening costs                                                (1,440,790)                     (190,079)
                                                                                -------------                   -----------
     Net cash provided by investing activities                                  (105,147,378)                   (2,904,977)
                                                                                -------------                   -----------

     CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings of mortgage loans                                                   1,859,867                    24,250,000
     Repayments of mortgage loans                                                   (318,611)                         -
     Financing costs                                                              (6,618,127)                   (1,439,402)
     Cash dividend paid                                                                -                       (12,221,927)
     Return of capital                                                                 -                        (4,447,933)
     Issuance of common shares                                                         -                             22,500
     Repurchase of treasury shares                                                     -                        (8,332,069)
     Principal payments under capital lease obligations                              (66,488)                      (44,803)
     Net (payments) borrowings under lines of credit                             (25,900,000)                     (325,000)
     Borrowings of bonds payable                                                  100,000,000                        -
     Issuance of common shares                                                     20,048,069                        -
                                                                                 ------------                   -----------
     Net cash provided by (used in) financing activities                           98,004,710                   (2,538,634)
                                                                                 ------------                   -----------

     Net Decrease in Cash                                                            (30,499)                     (846,207)
     Cash, beginning of period                                                        247,675                       410,929
                                                                      -----------------------        ----------------------
     Cash, end of period                                              $               217,176        $            (435,278)
                                                                      -----------------------        ----------------------

     Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest, net amounts capitalized                  $             1,437,315        $            1,845,682
                                                                      -----------------------        ----------------------
     Cash paid for income taxes                                       $               810,000        $            3,234,000
                                                                      -----------------------        ----------------------


         The accompanying notes are an integral part of these consolidated financial statements.


                           NE RESTAURANT COMPANY, INC.
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

1. The unaudited condensed consolidated financial statements (the "Unaudited Financial Statements") presented herein have been prepared by NE Restaurant Co., Inc. and include all of its subsidiaries (collectively, the "Company") after elimination of intercompany accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. It is suggested that the Unaudited Financial Statements be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-4, No. 333-62775, which was declared effective by the Securities and Exchange Commission on November 12, 1998.

2. On July 21, 1998 the Company completed its acquisition of Bertucci's, Inc. ("Bertucci's") pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998 (the "Acquisition"). The Company purchased all of the issued and outstanding shares of the Bertucci's common stock at a price of $10.50 per share. The total purchase price was approximately $98 million.

3. In connection with the acquisition of Bertucci's, the Company sold $100,000,000 principal amount of its 10 3/4% Senior Notes due July 15, 2008. The net proceeds were used to consummate the Acquisition, repay certain outstanding indebtedness of the Company and Bertucci's and pay fees and expenses incurred in connection with the financing and the Acquisition.

4. The Acquisition is accounted for as a purchase and, accordingly, has been included in the Company's consolidated results of operations since the consummation of the Acquisition on July 21, 1998. The purchase price allocation is preliminary and subject to refinement when all pertinent information regarding the Acquisition has been obtained.

5. In April 1988, the AICPA issued its Statement of Position 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although early application is encouraged. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which it is first adopted and should be reported as a cumulative effect of a change in accounting principle.

         The Company currently intends to adopt SOP 98-5 on January 1, 1999. Upon adoption, the Company estimates it will incur a cumulative effect of a change in accounting principle that will range from $750,000 to $1.5 million. This estimate primarily includes unamortized preopening costs which were previously amortized over the 12-month period subsequent to a restaurant opening.

6. The following presents the unaudited pro forma consolidated statements of income of the Company for the three months and nine months ended September 30, 1998 and 1997. In computing pro forma earnings, earnings have been reduced by the interest expense on indebtedness incurred in connection with the Acquisition. In addition, earnings have been reduced by amortization of goodwill and deferred finance costs. The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred at the beginning of the respective period, or which may be reported in the future.


Note 6 (continued)


            PRO FORMA CONSOLIDATED STATEMENT OF INCOME OF THE COMPANY

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                          -------------------------------------------------------------------
                                                                          1998                             1997
                                                          -------------------------------------    --------------------------
Net Sales                                                            $                 58,382          $            53,671

       Cost of Sales and Expenses
       Cost of sales                                                                   15,759                       14,091
     Operating expenses                                                                31,522                       27,787
     General and administrative expenses                                                3,078                        3,022
     Deferred rent, depreciation and amortization                                       3,468                        3,279
     Taxes other than income                                                            2,711                        2,588
                                                                     ------------------------           ------------------
     Total cost of sales and expenses                                                  56,538                       50,767

                                                                     ------------------------           ------------------
     Income from operations                                                             1,844                        2,904
     Interest Expense, net                                                              3,543                        3,464
                                                                     ------------------------           ------------------
     Income (loss) before income tax expense (benefit)                                (1,699)                        (560)
     Income Tax Expense (Benefit)                                                       (612)                        (176)
                                                                     ------------------------            -----------------
     Net Income (Loss)                                               $                (1,087)            $           (384)
                                                                     ========================            =================
     Earnings (loss) per share                                       $                  (.37)            $           (.13)
         EBITDA(a)                                                   $                  5,507            $           6,404


                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                          -----------------------------------------------------------------
                                                                          1998                             1997
                                                          --------------------------------     ----------------------------

Net Sales                                                        $               181,911        $             164,524
      Cost of Sales and Expenses
      Cost of sales                                                               47,969                       43,372
     Operating expenses                                                           95,216                       85,007
     General and administrative expenses                                          10,690                        9,367
     Deferred rent, depreciation and amortization                                 11,422                       10,788
     Taxes other than income                                                       8,946                        8,301
                                                                 -----------------------         --------------------
     Total cost of sales and expenses                                            174,243                      156,835
                                                                 -----------------------         --------------------
     Income from operations                                                        7,668                        7,689
     Interest Expense, net                                                        11,622                       10,425
                                                                 -----------------------         --------------------
     Income (loss) before income tax expense (benefit)                           (3,954)                      (2,736)
     Income Tax Expense (Benefit)                                                (1,441)                        (914)
                                                                 -----------------------        ---------------------
     Net Income (Loss)                                           $               (2,513)        $             (1,822)
                                                                 =======================        =====================
     Earnings (loss) per share                                   $                 (.84)        $               (.61)
     EBITDA(a)                                                   $                19,751        $              19,248


--------
 a)       "EBIDTA" is defined as income from operations before deferred rent, depreciation and amortization. EBITDA is not a measure of performance defined by GAAP. EBITDA should not be
          considered in isolation or as a substitute for net income or the statement of cash flows which have been prepared in
          accordance with GAAP. The Company believes EBITDA provides useful information regarding the Company's ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt.
          The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included herein.

GENERAL

         NE Restaurant Company, Inc. (together with its subsidiaries, the "Company") is a leading operator of full-service, casual dining restaurants in New England. The Company develops and operates two distinct restaurant franchises, Chili's Grill & Bar(R) ("Chili's") and On The Border Mexican Cafe(R) ("On The Border") restaurants, under franchise agreements with Brinker International, Inc., a publicly-owned company ("Brinker" or the "Franchisor"), together with a proprietary restaurant concept under the name Bertucci's Brick Oven Pizzeria(R) ("Bertucci's"). As of September 30, 1998, the Company operated 33 Chili's and three On The Border restaurants in five New England states, and owned and operated 89 Bertucci's restaurants located primarily in the northeastern and Mid-Atlantic United States and one Sal and Vinnie's Sicilian Steakhouse ("Sal and Vinnie's") restaurant located in Massachusetts.

         The Company has entered into franchise and development agreements with Brinker to operate the 36 Chili's and On The Border restaurants and to exclusively develop additional restaurants in New England and Westchester County and additionally, in the case of On The Border, upstate New York. The Company acquired the Bertucci's and Sal and Vinnie's concepts pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998, whereby the Company (through a wholly-owned subsidiary) acquired on July 21, 1998 all of the issued and outstanding shares of common stock of Bertucci's, Inc. for an aggregate purchase price of approximately $98.0 million (the "Acquisition").

         For all the Company's restaurants, net sales consist of food, beverage and alcohol sales. Cost of sales consists of food, beverage and alcohol costs. Total operating expenses consist of five primary categories: (i) labor expenses;
(ii) restaurant operations; (iii) facility costs; (iv) office expenses; and
 (v) non-controllable expenses, which include such items as Brinker's royalty and advertising fees, rent, insurance, and real estate and personal property taxes. General and administrative expenses include costs associated with those departments of the Company that assist in restaurant operations and management of the business, including accounting, management information systems, training, executive management, purchasing and construction.

RESULTS OF OPERATIONS

         The results of operations for the three- and nine-month periods ended September 30, 1998 include the results of operations of the Bertucci's concepts from their July 21, 1998 acquisition date.

         The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's income statement, as well as certain operating data, for the periods indicated:


                                                                Three Months Ended                          Nine Months Ended
                                                                   September 30,                              September 30,
                                                             --------------------------                    -------------------
                                                             1998                  1997                    1998           1997
                                                             ----                  ----                    ----           ----
INCOME STATEMENT DATA:
Net Sales                                                 100.0%                  100.0%                 100.0%          100.0%
Cost of Sales and Expenses:
     Cost of sales                                         27.0%                   28.4%                  27.6%           28.9%
     Operating expenses                                    53.8%                   50.1%                  52.2%           50.1%
     General and administrative expenses                    4.8%                    4.9%                   4.9%            5.1%
     Deferred rent, depreciation and amortization           6.6%                    4.6%                   5.6%            5.1%
     Taxes other than income                                4.6%                    4.6%                   4.7%            4.8%
         Total cost of sales and expenses                  96.8%                   92.6%                  95.0%           94.0%

                                                       ---------------------------------           ----------------------------
     Income from operations                                 3.2%                    7.4%                   5.0%            6.0%

Interest Expense, net                                       5.3%                    1.9%                   4.8%            1.7%
                                                       ---------------------------------           ----------------------------


Income before income tax expense (benefit)                (2.1)%                    5.5%                   0.2%            4.3%

Income Tax Expense (Benefit)                              (0.7)%                    2.0%                   0.1%            1.6%

                                                       ----------------------------------           ---------------------------
     Net Income (Loss)                                    (1.4)%                    3.5%                   0.1%            2.7%
                                                       ==================================           ===========================



RESTAURANT OPERATING DATA (DOLLARS IN
THOUSANDS):
Average annual sales per restaurant-Brinker           $    2,804           $      2,626            $      2,774          $2,556
concepts (a)
Average annual sales per restaurant-                   $    1,670          $      1,731            $      1,682          $1,674
Bertucci's concepts (a)
Comparable restaurant sales-Brinker                          2.2%                  3.0%                    5.4%            1.9%
concepts
Comparable restaurant sales-Bertucci's                     (3.7)%                  7.4%                    0.5%            2.7%
concepts
Number of restaurants:
   Restaurants open at beginning of period                    121                   112                     117             110
       Restaurants opened                                       4                     2                       8               4
       Restaurants closed                                       0                     0                       0               0
                                                     ------------          ------------            ------------       ---------
Total restaurants open at end of period                       125                   114                     125             114
                                                     ============          ============            ============       =========


------------------

(a) Average sales per restaurant for the fiscal three and nine month periods have been annualized to reflect a full year of operations, but are not necessarily indicative of results for a full year.



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1997

         NET SALES. Net sales increased $33.2 million, or 158.0%, to $54.2 million during the third fiscal quarter 1998 from $21.0 million during the third fiscal quarter 1997. The increase in net sales primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. In addition, $3.6 million of the increase in net sales was attributable to the opening of one Chili's, one On The Border and two Bertucci's restaurants during the third fiscal quarter 1998. Comparable restaurant sales increased by 2.2% for the Chili's and On The Border restaurants operated by the Company (I.E., its Brinker concept restaurants) in the third fiscal quarter 1998 as compared to the third fiscal quarter 1997, with the majority of such increase resulting from an increase in guest counts by 1.6% during the third fiscal quarter 1998 as compared to the third fiscal quarter 1997. Comparable restaurant sales for the Bertucci's restaurants decreased by 3.7% in the third fiscal quarter 1998 as compared to the comparable period in 1997, with the majority of such decrease resulting from a reduction in planned advertising for the Bertucci's restaurants which has adversely affected sales in certain markets.

         COST OF SALES. Cost of sales increased by $8.7 million, or 145.7%, to $14.6 million during the third fiscal quarter 1998 from $5.9 million during the third fiscal quarter 1997. The dollar increase in cost of sales primarily was due to the inclusion of the results of operations of Bertucci's restaurants since the Acquisition. Expressed as a percentage of net sales, overall cost of sales decreased to 26.7% during the third fiscal quarter 1998 from 27.7% during the third fiscal quarter 1997. The percentage decrease was attributable to reduced pricing from a new broadline food supplier for the Company's Brinker concept restaurants and to a more efficient, automated ordering system implemented during the fourth fiscal quarter 1997. However, this overall decrease was partially offset by cost of sales for the Bertucci's restaurants which, expressed as a percentage of net sales for the Bertucci's restaurants, increased to 26.9% during the third fiscal quarter 1998 from 25.9% during the comparable period in 1997, primarily as a result of changing broadline suppliers for the Bertucci's restaurants during July 1998 combined with increases in cheese commodity costs during the first three fiscal quarters of 1998.

         OPERATING EXPENSES. Operating expenses increased by $18.7 million, or 177.0%, to $29.2 million during the third fiscal quarter 1998 from $10.5 million during the third fiscal quarter 1997. Expressed as a percentage of net sales, operating expenses increased to 53.8% in the third fiscal quarter 1998 from 50.1% during the third fiscal quarter 1997. The dollar increase in operating expenses primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. The percentage increase primarily was attributable to increased hourly labor costs driven by a tight labor market as a result of low unemployment and mandated Federal and state minimum wage increases, as well as to increased labor costs arising from increased staffing of restaurant-level management implemented to strengthen restaurant operations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.6 million, or 150.7%, to $2.6 million during the third fiscal quarter 1998 from $1.0 million during the third fiscal quarter 1997. The dollar increase in general and administrative expenses primarily was due to the inclusion of the results of operations of Bertucci's restaurants since the Acquisition. Expressed as a percentage of net sales, general and administrative costs decreased to 4.8% during the third fiscal quarter 1998 from 4.9% during the third fiscal quarter 1997. The decrease was attributable to an increase in sales for the Company's Brinker concept restaurants, combined with relatively flat general and administrative expenses for such restaurants, during the third fiscal quarter 1998 as compared to the third fiscal quarter 1997 and to reduced executive salaries for the Bertucci's restaurants, which, however, were partially offset by increased manager-in-training costs for such restaurants, during the third fiscal quarter 1998.

         DEFERRED RENT, DEPRECIATION AND AMORTIZATION. Deferred rent, depreciation and amortization expenses increased by $2.6 million, or 260%, to $3.6 million during the third fiscal quarter 1998 from $1.0 million during the third fiscal quarter 1997. The increase was primarily due to the inclusion of the results of the operations of the Bertucci's restaurants since the Acquisition and to the amortization of approximately $22.0 million of goodwill associated with the Acquisition.

         TAXES OTHER THAN INCOME TAXES. Taxes, other than income taxes, increased by $1.5 million, or 161.4%, to $2.5 million during the third fiscal quarter 1998 from $1.0 million during the third fiscal quarter 1997. Expressed as a percentage of net sales, taxes, other than income taxes, remained constant at 4.6% during each of the third fiscal quarter 1998 and the third fiscal quarter 1997. The overall dollar increase in taxes, other than income taxes, was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition.

         INTEREST EXPENSE. Interest expense increased by $2.5 million to $2.9 million during the third fiscal quarter 1998 from $0.4 million during the third fiscal quarter 1997. This increase was attributable to the sale by the Company in July 1998 of $100.0 million aggregate principal amount of its 10-3/4% Senior Notes due 2008 (the "Senior Notes"), and to the approximately $24.3 million aggregate principal amount of mortgage loan financing provided, since August 1997, to the Company by FFCA Acquisition Corporation (the "FFCA Loans"). Interest was approximately $2.3 million on the Senior Notes, and $0.6 million on the FFCA Loans, during the third fiscal quarter 1998.

         INCOME TAXES. The effective income tax rate remained constant at 36% during each of the third fiscal quarter 1998 and the third fiscal quarter 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1997

         NET SALES. Net sales increased by $39.4 million, or 65.8%, to $99.3 million during the nine months ended September 30, 1998 (the "first fiscal nine months 1998") from $59.9 million during the nine months ended September 30, 1997 (the "first fiscal nine months 1997"). The increase in net sales primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition, as well as to an increase in net sales for the Company's Brinker concept restaurants which increased by $8.9 million, or 14.8%, to $68.8 million during the first fiscal nine months 1998 from $59.9 million during the first fiscal nine months 1997, primarily due to the opening of one Chili's restaurant and two On The Border restaurants during the first fiscal nine months 1998. Comparable restaurant sales increased by 5.4% during the first fiscal nine months 1998, with the majority of such increase resulting from an increase in guest counts by 4.4% for the Company's Brinker concept restaurants in the first fiscal nine months 1998 as compared to the first fiscal nine months 1997.

         COST OF SALES. Cost of sales increased by $10.1 million, or 58.2%, to $27.4 million during the first fiscal nine months 1998 from $17.3 million during the first fiscal nine months 1997. Expressed as a percentage of net sales, cost of sales decreased to 27.6% during the first fiscal nine months 1998 from 28.9% during the first fiscal nine months 1997. The dollar increase in cost of sales primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. In addition, cost of sales for the Company's Brinker concept restaurants increased by $2.2 million to $19.5 million from $17.3 million, but decreased as a percentage of net sales to 28.3% from 28.9%, during the first fiscal nine months 1998 as compared to the first fiscal nine months 1997. In each case, the decrease was attributable to reduced pricing from a new broadline food supplier for the Company's Brinker concept restaurants and to a more efficient automated ordering system implemented during the fourth fiscal quarter 1997.

         OPERATING EXPENSES. Operating expenses increased by $21.8 million, or 72.8%, to $51.8 million during the first fiscal nine months 1998 from $30.0 million during the first fiscal nine months 1997. Expressed as a percentage of net sales, operating expenses increased to 52.2% during the first fiscal nine months 1998 from 50.1% during the first fiscal nine months 1997. The dollar increase in operating expenses primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. The percentage increase primarily was attributable to increased hourly labor costs driven by a tight labor market as a result of low unemployment and mandated Federal and state minimum wage increases, as well as to increased labor costs arising from increased staffing of restaurant-level management implemented to strengthen restaurant operations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.8 million, or 60.4%, to $4.9 million during the first fiscal nine months 1998 from $3.1 million during the first fiscal nine months 1997. The dollar increase in general and administrative expenses primarily was due to the inclusion of the results of operations of Bertucci's restaurants since the Acquisition. Expressed as a percentage of net sales, general and administrative expenses decreased to 4.9% during the first fiscal nine months 1998 from 5.1% during the first fiscal nine months 1997. The decrease was attributable to an increase in sales for the Company's Brinker concept restaurants, combined with relatively flat general and administrative expenses for such restaurants, during the first fiscal nine months 1998 compared to the first fiscal nine months 1997 and to reduced executive salaries for the Bertucci's restaurants, which, however, were partially offset by increased manager-in-training costs for such restaurants, during the third fiscal quarter 1998.

         DEFERRED RENT, DEPRECIATION AND AMORTIZATION. Deferred rent, depreciation and amortization expenses increased by $2.6 million, or 54.5%, to $5.6 million for the first fiscal nine months 1998 from $3.0 million during the first fiscal nine months 1997. The increase was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. Expressed as a percentage of net sales, deferred rent, depreciation and amortization expenses increased to 5.6% during the first fiscal nine months 1998 from 5.1% during the first fiscal nine months 1997. This increase was due to the opening of one Chili's and two On The Border restaurants during the first fiscal nine months 1998 and two Bertucci's restaurants since the Acquisition, and to the amortization of approximately $22.0 million of goodwill associated with the Acquisition.

         TAXES OTHER THAN INCOME TAXES. Taxes, other than income taxes, increased by $1.8 million, or 62.8%, to $4.6 million during the first fiscal nine months 1998 from $2.8 million during the first fiscal nine months 1997. Expressed as a percentage of net sales, taxes, other than income taxes, decreased to 4.7% during the first fiscal nine months 1998 from 4.8% during the first fiscal nine months 1997. The overall dollar and percentage increases in taxes, other than income taxes, were due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition.

         INTEREST EXPENSE. Interest expense increased by $3.8 million, or 473.8%, to $4.8 million during the first fiscal nine months 1998 from $1.0 million during the first fiscal nine months 1997. This increase was attributable to the sale of the Senior Notes in July 1998 and to the FFCA Loans entered into since August 1997. Interest was approximately $2.3 million on the Senior Notes and $2.5 million on the FFCA Loans during the first fiscal nine months 1998.

         INCOME TAXES. The effective income tax rate remained constant at 36% during each of the first fiscal nine months 1998 and the first fiscal nine months 1997.

IMPACT OF ACQUISITION ON RESULTS OF OPERATIONS

         As a result of the Acquisition, operations going forward will be impacted by amortization of approximately $22.1 million of goodwill and additional interest expense associated with the Senior Notes. On a pro forma basis, during the first fiscal nine months 1998, amortization of goodwill was approximately $1.1 million and additional interest expense in connection with the Senior Notes was approximately $8.1 million. The additional interest expense will have a resulting tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow, borrowings under the FFCA Loans and borrowing under the Company's revolving credit facility, which provides for borrowings of up to $20.0 million, with BankBoston, N.A. acting as administrative agent and Chase Bank of Texas, N.A. acting as documentation agent (the "Senior Bank Facility").

         Net cash flows from operating activities were $7.1 million for the first fiscal nine months 1998 as compared to $4.6 million for the first fiscal nine months 1997. This increase was primarily due to changes in working capital, in particular increases in accrued expenses and accounts payable, due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition.

         The Company's capital expenditures increased by $11.3 million to $13.7 million for the first fiscal nine months 1998. The increase in capital expenditures was primarily due to the opening of five Bertucci's restaurants, one Chili's restaurant, and two On The Border restaurants during the first fiscal nine months 1998. Under its area development agreements with the Franchisor, the Company is required to open at least two Chili's and two On The Border restaurants in each of 1998 and 1999 to meet its minimum development requirements. The Company currently expects to exceed these minimum requirements by opening a total of two Chili's and three On The Border restaurants in fiscal 1998, requiring capital expenditures of approximately $10.0 million, and four Chili's and three On The Border restaurants in fiscal 1999, requiring capital expenditures of approximately $13.4 million. In addition, the Company expects to open one new Bertucci's restaurant during the fourth fiscal quarter 1998, requiring capital expenditures of approximately $1.3 million. As described below, the Company believes that it will have sufficient working capital and bank borrowing availability to finance its expansion and other plans through 2003.

         The Company incurred a significant amount of indebtedness in connection with the Acquisition. As of September 30, 1998, the Company had approximately $127.0 million in consolidated indebtedness, including $100.0 million of indebtedness pursuant to the Senior Notes, $25.5 million of borrowings under the FFCA Loans, $1.1 million outstanding under the Senior Bank Facility and $0.4 million of capital lease obligations. Significant liquidity demands will arise from debt service on the Senior Notes, the FFCA Loans and borrowings under the Senior Bank Facility. In addition to its debt service obligations, the Company estimates that it will incur $15.6 million for capital expenditures, $0.1 million for lease obligations and $0.7 million for general working capital needs in 1998 and $31.2 million, $0.1 million and $(0.4) million, respectively, for such expenditures and obligations in 1999.

         The Company believes that the cash flow generated from its operations, together with available borrowings under the Senior Bank Facility and under the FFCA Loans and similar secured indebtedness, should be sufficient to fund its debt service requirements, lease obligations, working capital needs, current expected capital expenditures and other operating expenses through 2003. The Senior Bank Facility provides the Company with available borrowing up to an aggregate amount of $20.0 million. As of September 30, 1998, approximately $18.9 million of borrowings were available under the Senior Bank Facility. The Company's future operating performance and ability to service or refinance the Senior Notes, the FFCA Loans, and the Senior Bank Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

SEASONALITY

         The Company's quarterly results of operations have fluctuated and are expected to continue to fluctuate depending on a variety of factors, including the timing of new restaurant openings and related pre-opening and other startup expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant sales, competition and overall economic conditions. The Company's business is also subject to seasonal influences of consumer spending, dining out patterns and weather. As is the case with many restaurant companies, the Company typically experiences lower net sales and net income during the first and fourth fiscal quarters. Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full year or any future quarter.

YEAR 2000 IMPACT

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently assessing the potential impact of Year 2000 on the processing of date-sensitive information by the Company's automated information and point-of-sale systems and by the computerized information systems for its Bertucci's operations. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes, based on preliminary discussions with its information systems vendors, that Year 2000 issues will not have a materially adverse affect on the Company.

         The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and is designed to ensure that there are no adverse affects on the Company's ability to conduct business at the restaurant level and to process and support restaurant activity at the corporate level. The initiative covers restaurant point-of-sale systems, back office software, including labor, menu and inventory management software, ordering systems, the corporate office network and financial systems, payroll processing, corporate computers and telephone systems. In addition, the project includes a review of the Year 2000 compliance effects of the Company's key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. The Year 2000 project is divided into the following phases: inventory, assessment, remediation, testing, deployment and monitoring. As of September 30, 1998, the inventory and assessment phases are substantially completed, and the remediation, testing, deployment and monitoring phases are in progress. As part of its testing phase, the Company intends to conduct independent verification testing of selected network component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current network and is equipped to simulate the turn of the century and leap year dates.

         Under its current Year 2000 plan, the Company has brought a number of its systems into Year 2000 compliance, and has established a target date of March 1, 1999 for remediation of most of those systems which are not yet compliant, subject to additional Year 2000 testing and responsive actions. The Company's accounts receivable system is expected to be compliant by June 1999 and the point-of-sale systems in seven remaining Chili's restaurants are expected to be compliant by September 1999. The Company's ability to meet the target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and contractors. In some instances, third party upgrades or modifications are not expected to be available until late 1998 or early 1999; accordingly, the Company's testing and redeployment of affected items may be delayed into mid-1999. The Company has established a supplier compliance program, and is working with its key suppliers and the Franchisor to minimize such risks. Based upon information obtained from the Company's two principal vendors of restaurant supplies and products (which together account for approximately 75% to 80% of its supplies), the Company believes that the vendors' systems that could affect the Company's business are Year 2000 compliant. While the Company believes that its relationships with its smaller suppliers and the Franchisor, as such relationships relate to Year 2000 issues, are less significant, it is continuing to assess these relationships and to develop contingency plans with such suppliers and expects that such efforts will be completed by June 1, 1999. The Company currently estimates that it will incur expenses of approximately $230,000 through 1999 in connection with its anticipated Year 2000 efforts. The timing and amount of the Company's expenses may vary and are not necessarily indicative of readiness efforts or progress to date.

         As part of its Year 2000 initiative, the Company is evaluating scenarios that may occur as a result of the century change and is in the process of developing a contingency and business continuity plan tailored for Year 2000-related occurrences. The Company believes that most of its significant hardware and software systems are already Year 2000 compliant. However, for those systems which are not yet compliant, the Company is currently in the process of evaluating alternative vendors from whom it may obtain upgrades in the event that the vendors who are expected to deliver such upgrades do not meet the anticipated delivery dates. The Company believes that the most reasonably likely worst case scenario of failure by the Company or its suppliers to adequately resolve Year 2000 issues would arise from a complete failure of its point-of-sale and ordering systems. Such a failure would require the Company to resort to "non-computerized" means to undertake such restaurant functions as placing customer orders, preparing customer checks, accounting of restaurant receipts, recording and ordering restaurant inventory and supplies, evaluating menu mix and analyzing other operating statistics. While the Company believes that it is equipped to operate in such "non-computerized" mode to address such a failure, there can be no assurance that the Company would not suffer, as a result of such or any other unanticipated Year 2000 failure, from lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

         The above information is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technologies and other resources, third party modification actions and other factors. Given the complexity of these issues and possible unidentified risks, actual results may vary from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of the Company's third party suppliers and similar uncertainties.

FORWARD-LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II:    OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings from time to time incidental to the conduct of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

         Management is not aware of any litigation to which the Company is a party (other than lawsuits filed from time to time against the Company in the ordinary course of its business) which is likely to have a material adverse effect on the Company.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On July 15, 1998, the Company issued and sold 1,644,775 shares of its common stock in a private placement to existing stockholders, including certain members of management, and to certain affiliates of Jacobson Partners, for an aggregate purchase price of approximately $28.8 million (the "Equity Investment"). The Company used the net proceeds of the sale, together with the approximately $96.0 million proceeds of the sale of the 10-3/4% Senior Notes due 2008 (the "Private Notes") and approximately $3.7 million of cash on hand, to pay amounts due in connection with the Acquisition and certain related transactions, and to pay fees and expenses related to the Acquisition and such related transactions. The foregoing shares were sold without registration in a transaction qualifying for exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. Fees and expenses for the Equity Investment, the sale of the Private Notes and the Acquisition were approximately $9.0 million.

         (b) The Company filed a Registration Statement on Form S-4, Commission File No. 333- 62775, which became effective on November 12, 1998, to allow holders of the Private Notes to exchange such notes for notes (the "Exchange Notes") which, among other things, will not bear legends restricting the transfer thereof. The Company will not receive any cash proceeds from the issuance of the Exchange Notes.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         10.1     Form of Real Estate Contract of Sale dated as of
                  November 6, 1998 by and between Berestco, Inc. and Pinnacle Properties Management, Inc.

         27.1     Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        NE RESTAURANT COMPANY, INC.
                                   --------------------------------------
                                                (Registrant)




Date:   November 16, 1998               BY:       /S/ DENNIS PEDRA
                                          -------------------------------------
                                                  Dennis Pedra
                                                  President and Chief
                                                  Executive Officer




Date:   November 16, 1998                 BY:     /S/ PAUL HOAGLAND
                                          -------------------------------------
                                                 Paul Hoagland
                                                 Chief Financial Officer and
                                                 Executive Vice President