Form 10-K405
period 1998-12-30
NE RESTAURANT CO INC
filed 1999-03-30
CIK 1061588

cls

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (MARK ONE)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 333-62775

                           NE RESTAURANT COMPANY INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                      06-1311266
               --------                                      ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

   80A Turnpike Road, Westborough, MA                           01581
   ----------------------------------                           -----
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (508) 870-9200

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
            None
---------------------------    -------------------------------------------------
---------------------------    -------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 --------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |X|

Documents Incorporated By Reference
-----------------------------------
None

  CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      All statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include those discussed in the risk factors set forth in Item 7 below (the "Risk Factors") as well as those discussed elsewhere herein.

                                     PART I

ITEM 1. BUSINESS

Overview

      The Company is an operator of full-service, casual dining restaurants in New England. The Company develops and operates two distinct restaurant franchises, Chili's Grill & Bar(R) ("Chili's") and On The Border Mexican Cafe(R) ("On The Border") restaurants, under franchise agreements with Brinker International, Inc., a publicly-owned company ("Brinker" or the "Franchisor"), together with a proprietary restaurant concept under the name Bertucci's Brick Oven Pizzeria(R) ("Bertucci's").

      The Company is the largest Chili's franchisee and as of December 30, 1998, the Company operated 33 Chili's and four On The Border restaurants in five New England states. The Company was founded in 1991 as a Massachusetts corporation, serving first as a general partner to a Massachusetts limited partnership and then as the successor entity to such partnership and two other limited partnerships, and was re-incorporated in Delaware on October 20, 1994. The Company was formed to acquire 15 Chili's restaurants from a prior franchisee. Upon its acquisition of the 15 Chili's restaurants in 1991, the Company recruited a new management team and undertook a series of steps to enhance operations, including reducing administrative overhead, coordinating a new advertising campaign, introducing new menu items, renovating restaurant facilities, installing new information systems and improving purchasing decisions. Since 1991, the Company has grown through the addition of 18 new Chili's and four On The Border restaurants in the New England Market. The Company opened three Chili's restaurants in 1994, seven in 1995, four in 1996, two in 1997 and two in 1998, and opened one On The Border restaurant in 1996, and three more in 1998. The Company has increased the average sales per restaurant of its Chili's restaurants from approximately $1.8 million in fiscal 1991, the final year of ownership by the prior franchisee, to $2.7 million in fiscal 1998.

      In July 1998, the Company completed its acquisition of Bertucci's, a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million. The first Bertucci's restaurant was opened in 1981. In 1985 Bertucci's began expanding from its one restaurant and as of December 30, 1998, Bertucci's owned and operated 90 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria(R) located primarily in the northeastern and Mid-Atlantic United States and one Sal and Vinnie's Sicilian Steakhouse(TM) ("Sal and Vinnie's") located in Massachusetts. Bertucci's opened 17 Bertucci's restaurants in 1994, nine in 1995, four in 1996, four in 1997 and six in 1998, and one Sal and Vinnie's restaurant in 1997. See Note 2 to the Consolidated Financial Statements.

      As a result of the Acquisition, the Company offers its targeted customer base three distinct yet complementary casual dining menus:
"American/southwestern" at Chili's, "Tex-Mex" at On The Border and Italian at Bertucci's.

Concepts

      The Company's restaurants are full-service restaurants, featuring substantial portions of a variety of high quality foods at moderate prices accompanied by quick, efficient and friendly table service. The Company's restaurants are all casual dining concepts which are intended to fill a market niche between the fine-dining and fast-food segments of the restaurant industry. These restaurants are designed to appeal to a broad customer base of adults and families with children.

      Chili's. Chili's restaurants feature a variety of "All-American" foods with a southwestern emphasis. The Chili's concept was initiated in 1975 with the opening of the first Chili's restaurant in Dallas, Texas. As of December 30, 1998, the Chili's restaurant system consisted of 553 restaurants in 46 states, of which 424 were Franchisor-owned and 129 were franchised. The Company holds the exclusive rights to operate up to an aggregate of 55 Chili's restaurants (including the 33 it currently operates) in all six New England states and in Westchester County, New York.

      On The Border. On The Border restaurants feature a Tex-Mex menu served in a distinctive dining atmosphere reminiscent of a Mexican cantina. The On The Border concept was initiated in 1982 with the opening of the first On The Border restaurant in Dallas, Texas. As of December 30, 1998, the On The Border restaurant system in the United States consisted of 77 restaurants in 19 states, of which 57 were Franchisor-owned and 20 were franchised. The Company holds the exclusive rights to operate up to an aggregate of 31 On The Border restaurants (including the four it currently operates) in all six New England states and in Westchester County and upstate New York.

      Bertucci's. Bertucci's restaurants feature Italian-style entrees made from original recipes, including gourmet pizza and specialty pasta dishes. Bertucci's endeavors to differentiate itself from other pizzerias by offering a variety of freshly prepared foods using high-quality ingredients and brick-oven baking techniques. Bertucci's also seeks to distinguish itself with its contemporary European-style, open-kitchen design. The first Bertucci's was opened in Somerville, Massachusetts in 1981. As a proprietary concept, Bertucci's provides the Company with significant flexibility to execute the concept as the Company may best determine.

Restaurant Overview and Menu

      The Company's restaurants are full-service, casual dining restaurants, featuring substantial portions of high quality food at moderate prices accompanied by quick, efficient and friendly table service designed to minimize guest waiting time and facilitate table turnover. All of the Company's restaurants are open for lunch and dinner seven days a week. To encourage patronage by families with children, the Company's restaurants feature lower-priced children's menus in addition to the standard menus.

      Chili's Grill and Bar. Chili's restaurants feature a casual dining atmosphere and a menu of "All-American" food items with a southwestern emphasis, including a variety of hamburger, fajita, chicken, steak, seafood and vegetarian entrees, as well as a number of sandwich, barbecue, salad, appetizer and dessert selections, prepared fresh daily according to recipes specified by Chili's. The Company has its own executive chef who has worked with senior management to develop certain innovative and regional menu items to supplement the basic Chili's menu, including a "boneless buffalo wings" appetizer, a "fish & chips" entree and a New England clam chowder, each of which have proven popular with the Company's guests. Each Chili's restaurant also has a fully licensed bar serving beer, wine and cocktails. Price points for entrees generally range from $5.99 to $10.99. For fiscal 1998, the per guest average check was $10.70.

      On The Border. On The Border restaurants also feature a casual yet distinctive dining atmosphere, focusing on the cuisine of the border region between Texas and Mexico. The On The Border menu offers an assortment of authentic fajita, chicken, steak, shrimp, barbecued ribs, enchilada, burrito and other Tex-Mex specialties, prepared fresh daily according to recipes specified by On The Border. There is a luncheon menu as well as a full dinner menu. Each On The Border restaurant also has a full-service bar which specializes in Tex-Mex alcoholic beverages, including a variety of popular margaritas. Price points generally range from $4.79 to $6.79 for lunch entrees and from $6.99 to $10.99 for dinner entrees. For fiscal 1998, the per guest average check was $11.62 at the one Company-owned On The Border restaurant that had been operating for at least 12 months as of December 30, 1998.

      Bertucci's. Bertucci's restaurants offer a distinctive menu and a contemporary European-style design which in the opinion of management, offer a unique dining experience at a reasonable price. Bertucci's signature product, gourmet pizza, is offered with a wide variety of cheese, vegetable and meat toppings and is prepared in brick ovens. Management believes that Bertucci's original recipes and brick-oven baking techniques combine to produce a superior pizza that is difficult to duplicate. During Bertucci's fiscal 1998, sales of pizza accounted for approximately 50% of net sales. In addition to pizzas,

Bertucci's menu features a variety of pasta items, appetizers, soups, salads, calzones and desserts that are prepared fresh daily according to Bertucci's original recipes. Natural, fresh ingredients are a cornerstone of the Bertucci's concept. In an effort to ensure the uniform high-quality and freshness of its menu offerings, Bertucci's prepares all of its own dough, sauces and desserts. Full bar service is available at most Bertucci's restaurants and beer and wine are available at all locations. Price points generally range from $5.45 to $6.95 for lunch entrees and from $6.50 to $11.95 for dinner entrees. For fiscal 1998, the per guest average check was $9.85. Most items on the menu may be purchased for take-out service or delivery, which together, during Bertucci's fiscal 1998, accounted for approximately 29% of net sales.

      In addition to the Bertucci's concept, as a result of the Acquisition, the Company also acquired one Sal and Vinnie's. The Sal and Vinnie's concept features steak, chicken and fish entrees seasoned with Italian spices, as well as a variety of Italian pasta dishes. The Company is evaluating the further development of the Sal and Vinnie's concept and has made no conclusive determinations as to whether or how it may proceed with such development.

Restaurant Design

      Chili's. The Company's Chili's restaurants are prototypically free-standing buildings (ranging from 5,300 to 7,200 square feet) that average approximately 5,800 square feet in size and have a seating capacity of approximately 190 people. The bar area consists of approximately 10 tables and 60 seats. The Chili's decor includes booth and table seating with table-tops inlaid with decorative ceramic tiles, beamed ceilings, tiled or brick floors, and wood paneled and brick walls. The walls are decorated with a variety of nostalgic American artifacts, with a significant number of items evoking images of the American southwest. Live cactus and other greenery are placed in clay pots or hanging baskets throughout the restaurant.

      Of the 18 new Chili's restaurants that the Company has opened since 1991, 16 have been built pursuant to a prototype designed and developed by the Company. Management believes that its prototype, which, among other things, sets apart the bar area to one side of the restaurant, provides an efficient use of space. A significant portion of the Company's revenues have been from sales of alcoholic beverages and the Company believes its prototype bar design promotes such increased beverage sales. In fiscal 1998, such sales accounted for approximately 19.0% of revenues among the group of the Company's Chili's restaurants that were built pursuant to the prototype design, as compared to approximately 17.5% of revenues among the group of the Company's Chili's restaurants that were not built pursuant to such design. In addition, the overall design provides management a broader view of the entire restaurant, allowing greater supervision of customer service. Since the Company's implementation of its prototype, the Franchisor has begun to introduce a similar prototype.

      On The Border. The Company's On The Border restaurants are free-standing buildings averaging approximately 7,800 square feet in size with a seating capacity of approximately 305 people. The bar area has approximately seven tables and 60 seats. The On The Border decor includes booth and table seating, stucco walls, some with frescoes depicting images of the Mexican "vaquero" cowboy, wrought iron and glass light fixtures and an array of Mexican handicrafts, many of which emphasize the "vaquero" theme. Each restaurant has a large stone fireplace with a gas-fired flame, an authentic handmade tortilla machine producing fresh product within the guests' view and a four-season patio which incorporates outdoor dining as the weather permits.

      Bertucci's. Bertucci's restaurants are free standing or in-line buildings (ranging from 1,000 to 12,000 square feet) averaging approximately 6,200 square feet in size with a seating capacity of approximately 170 people. The bar area has approximately 12 seats. Each of Bertucci's restaurants features a contemporary European-style, open-kitchen design centered around brick ovens. Ingredients are displayed and food is prepared on polished granite counters located in front of the brick ovens, in plain view of diners. Bertucci's restaurants historically have been built in varying sizes and designs, with no two interior decors exactly alike. Management believes that unit economics would benefit from a standardized design which the Company expects to implement for restaurants to be opened in the future. Bertucci's has recently begun to build smaller restaurants. Management believes that further decreasing building size to a range of 4,800 to 5,400 square feet with seating for approximately 150 guests would increase efficiency of Bertucci's dine-in business (71% of sales in Bertucci's fiscal 1998) and its take-out and delivery business (29% of sales in Bertucci's fiscal 1998). In addition, with Bertucci's moderate sale of alcoholic beverages accounting for approximately 8% of net sales during Bertucci's fiscal 1998, the Company expects to introduce service bars in new restaurants instead of full bar areas to further increase utilization of space. Finally, the Company expects to introduce a more cost-efficient, standardized interior decor.

Restaurant Economics

      Chili's. During fiscal 1998, average revenue per restaurant was $2.7 million and average restaurant cash flow was $443,000 (after average rent expense of $120,000). Corporate general and administrative costs are not included in average restaurant cash flow. Lunch and dinner accounted for approximately 40% and 60% of net sales, respectively, during fiscal 1998. The percentage of net sales from alcoholic beverages for the Company's Chili's restaurants during fiscal 1998 was approximately 18%.

      On The Border. During fiscal 1998, for the one Company-owned On The Border restaurant that had been operating for at least 12 months as of December 30, 1998, revenue was $4.8 million and cash flow was approximately $863,000 (after rent expense of $178,000). Lunch and dinner accounted for approximately 25% and 75% of net sales, respectively, during fiscal 1998. The percentage of net sales from alcoholic beverages for the Company's On The Border restaurants during fiscal 1998 was approximately 29%.

      Bertucci's. During Bertucci's fiscal 1998, average revenue per restaurant was $1.7 million and average restaurant cash flow was $169,400 (after average rent expense of $143,000). Lunch and dinner accounted for approximately 26% and 74% of net sales, respectively, during Bertucci's fiscal 1998. The percentage of net sales from alcoholic beverages for Bertucci's restaurants during Bertucci's fiscal 1998 was approximately 8%.

Franchise and Development Agreements

      The Company operates its Chili's and On The Border restaurants under individual franchise agreements that are part of broader exclusive development agreements (the "Area Development Agreements") with the Franchisor. These agreements grant the Company the exclusive right to develop up to 55 Chili's and 31 On The Border restaurants (inclusive of the 33 Chili's and four On The Border restaurants that the Company currently operates) in New England, Westchester County and additionally, in the case of On The Border, upstate New York markets. The Area Development Agreements require the Company to develop a minimum of two to three Chili's and two to five On The Border restaurants each year in accordance with a specified schedule during the term of the agreement in order to maintain its exclusive development rights. If the Company opens fewer restaurants than required by the development schedule in any development territory, the Franchisor has the right to terminate the Company's development rights in the territory where the deficiency occurs. In addition, a breach under an Area Development Agreement could constitute a default under the Company's borrowing arrangements, permitting the applicable lender to declare all amounts borrowed thereunder immediately due and payable. The Area Development Agreements expire in 2000 in the case of Chili's and 2002 in the case of On The Border, but are each renewable at the Company's option at the scheduled expiration date.

      Under the Area Development Agreements, the Company is responsible for all costs and expenses incurred in locating, acquiring, and developing restaurant sites, although the Franchisor must approve each proposed restaurant site and the related real estate purchase contract or lease agreement. The franchise agreements convey the right to use the Franchisor's trade names, trademarks, and service marks with respect to specific restaurant units. The Franchisor also provides general construction specifications, designs, color schemes, signs and equipment, recipes for food and beverage products, marketing concepts, and materials. Generally, each new franchise agreement requires an initial $40,000 franchise fee which is, typically, in addition to a $10,000 nonrefundable development fee per proposed restaurant, paid under the Area Development Agreements. The franchise agreements also require payment to Brinker of a royalty fee of 4.0% of annual net sales. In addition, pursuant to its franchise agreements, the Company contributes 0.5% of monthly net sales from each of its Chili's or On The Border restaurant to Brinker for advertising and marketing to benefit all restaurants in the Chili's or On The Border system, respectively. The Company is also required to spend at least 2.0% of annual net sales on local advertising.

Restaurant Development

      Expansion. The Company expects to continue its steady growth strategy through the opening of new restaurants over the next several years. For a typical new Chili's restaurant, capital expenditures (not including land costs) approximate $1.7 million (of which approximately $190,000 are pre-opening expenses), and for an On The Border restaurant approximate $2.2 million (of which approximately $300,000 are pre-opening expenses). Based on the current capital expenditures typically associated with a new Bertucci's restaurant, management estimates that the Company will spend approximately $1.2 million (of which approximately $100,000 will be pre-opening expenses) to open each new Bertucci's restaurant. During fiscal 1998, the Company had spent approximately $21.4 million (of which approximately $1.9 million were pre-opening expenses and approximately $1.6 million were land costs) to open two Chili's restaurants, three On The Border restaurants and to complete construction of six Bertucci's restaurants which were in process at the time of the Acquisition. The Company currently plans to spend at least $13.4 million in fiscal 1999 to open an expected four Chili's and three On The Border restaurants. The Company expects to finance the development of its Chili's and On The Border restaurants through borrowings under the its senior bank facility (the "Senior Bank Facility") and loans from FFCA Acquisition Corporation (the "FFCA Loans") and similar lenders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 5, 6 and 7 to the Consolidated Financial Statements. During 1999, the Company does not plan to open any additional Bertucci's restaurants. Management plans to continue to refine its' current restaurants' operations, menu, and management teams during 1999, as well as design a new restaurant prototypical kitchen and take-out area in preparation for restaurant expansion of the Bertucci's concept beginning in the year 2000. The Company reviews its expansion plans and budget on a regular basis, in light of opportunities that may arise, and may determine to open a smaller or larger number of stores than currently planned.

      As a market area becomes more fully developed, each restaurant normally benefits from increased customer recognition, greater advertising capabilities, and economies of scale with respect to food costs, advertising and promotion, and certain other expenses. Markets which have reached this minimum level of penetration are characterized as "efficient" and typically are more profitable than emerging markets. The Company attempts to balance its new restaurant development by (i) selectively locating restaurants in areas where an appropriate level of market penetration has been achieved, (ii) increasing the level of market penetration in territories that are not yet "efficient," and
(iii) expanding into new territory. Management believes that the Company's existing development territory will support over 55 Chili's and 31 On The Border restaurants (inclusive of the 37 such restaurants that the Company currently operates) and will accommodate planned Chili's and On The Border restaurant development for approximately five to seven years.

      Site Selection and Construction. Management's site selection strategy for new restaurants focuses on high-density, high-traffic, high-visibility free standing sites which are, for the most part, positioned within existing markets to take advantage of certain operational efficiencies. Management seeks out sites with a mixture of retail, office, residential and entertainment concentration which promote both lunch and dinner business. Management devotes significant time and resources to identify and analyze potential sites, as it believes that site selection is crucial to its success. Management also believes that multiple locations focused in defined geographic areas will result in increased market penetration, brand recognition and permit advertising, management, purchasing and administrative efficiencies. The typical time period required to select a site and build and open a Company restaurant is approximately 18 months.

Quality Control

      Chili's and On The Border. The Company's general and assistant managers are responsible for assuring compliance with the Company's operating procedures. Both the Company and the Franchisor have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises, and employee conduct. Compliance with these standards and specifications is monitored by periodic on-site visits and inspections by area supervisors and directors of operations and by representatives of the Franchisor. Each restaurant typically has a general manager and three to four assistant managers who together train and supervise employees and are, in turn, supported by Quality Assurance Managers and Regional Directors of Operations. The Company's operational structure encourages all employees to assume a proprietary role in ensuring that such standards and specifications are consistently adhered to.

      Bertucci's. Each Bertucci's restaurant typically has a general manager and two to three assistant managers who are responsible for assuring compliance with Bertucci's operating procedures and for the training and supervision of restaurant employees. The general managers report to regional managers who oversee six to 10 Bertucci's restaurants. The Company believes that through improved centralized training, a consistent and independent shopper's program, and other support for regional managers, the quality control operations of Bertucci's can be further enhanced.

Management Incentive Programs

      Since the Company's founding in 1991, management has developed a profit-based reward system for its restaurant level managers such that their bonus levels are directly tied to an individual restaurant's profitability. The Company has also implemented a program whereby certain managers make modest financial investments in the Company for which they receive a larger portion of their restaurant's cash flow. The Company believes these incentive programs have contributed significantly to the entrepreneurial spirit of its restaurants and, ultimately, to overall guest satisfaction and Company profitability and Management has begun to offer similar incentive programs to Bertucci's restaurant management teams.

Training

      Chili's and On The Border. The Company places significant emphasis on the proper training of its employees. To maintain its high service and quality standards, the Company has developed its own training programs that are coordinated through the Company's training department which is supervised by a nine-member senior management training team. Each level of Company training is designed to increase product quality, operational safety, overall productivity and guest satisfaction and to foster the concept of "continuous improvement."

      The Company requires new non-management employees to undergo extensive training administered by restaurant-level managers to improve the confidence, productivity, proficiency level and customer relations skills of such employees. The Company also requires all of its general and restaurant managers to complete a comprehensive 13-week management training program developed by the Company. This program instructs management trainees in detailed, concept-specific food preparation standards and procedures as well as administrative and human resource functions. This training is largely conducted at specified restaurants throughout New England which are designated as "training restaurants" and also incorporates training manuals and other written guides. At the end of the 13-week process, trainee skills are tested by a variety of means including a full-day written examination. Initial instruction is typically followed up by periodic supplemental training. Following the Company's creation and successful implementation of this management-trainee program, certain of its elements have been adopted by the Franchisor, system-wide. When the Company opens a new restaurant, management positions are typically staffed with personnel who have had previous experience in a management position at another Chili's or On The Border restaurant. In addition, a highly experienced opening team assists in opening the restaurant. Prior to opening, all staff personnel undergo a week of intensive training conducted by the restaurant opening team. The training includes drills in which test meals and beverages are served.

      Bertucci's. Prior to the Acquisition, Bertucci's required all of its general and restaurant managers to participate in a 10.5-week training program which instructs management trainees in Bertucci's detailed food preparation standards and procedures as well as administration and human resource matters. Since the Acquisition, the training department at Bertucci's has been centralized and the management training program has been brought in line with the procedures followed by both the Chili's and On the Border restaurant concepts.

Advertising and Marketing

      The Company's marketing strategy is to continue to strengthen the brand equity of each of its restaurant groups and to increase profitability and build revenues across all three groups. Management utilizes strategies designed to encourage consumer trial of new products and increase the average guest check while reinforcing each restaurant concept's distinctive dining experience. The Company's advertising and promotion plan is designed to build awareness and increase trial among key target audiences while increasing spending by market, based on media cost efficiencies. The Company classifies markets based upon restaurant penetration and the resulting advertising and promotion costs per restaurant. The Company's three most highly-penetrated markets are supported with regular spot television advertisements during all but the first fiscal quarter of each year. The Company augments its marketing efforts in these markets with radio advertising to target the lunch and dinner time periods and to increase the frequency of the promotional message. In its secondary markets, the Company utilizes more cost-effective localized marketing initiatives such as radio, direct mail and newspaper advertising. The Company expects to benefit from enhanced marketing and volume discounts as a result of additional spending related to the Bertucci's restaurants.

      Chili's. The Company determines its own marketing strategies and where to place and how much to pay for its advertisements. Although advertisements for television have historically been developed by the Franchisor for system-wide use, the Company has developed its own radio advertisements. The Company expends a significant portion (approximately 90%) of its total advertising dollars in its areas of dominant influence--Boston, Hartford and Providence--where management believes there is strong brand awareness of the Chili's concept because of strong market penetration and well-placed media expenditures.

      Pursuant to its franchise agreements with the Franchisor, the Company contributes 0.5% of net sales from each Chili's restaurant to the Franchisor for advertising and marketing to benefit all of the Franchisor's restaurants. The Franchisor uses these funds to develop advertising and sales promotion materials and concepts. The Company is also required to spend 2.0% of net sales from each restaurant on local advertising. The Company's advertising expenditures generally have exceeded the levels required under its agreements, ranging between 2.5% and 3.0%. During fiscal 1998, the Company's advertising expenditures for its Chili's restaurants were $2.8 million, or 3.3% as a percentage of Chili's net sales.

      On The Border. Under the terms of its franchise agreements with the Franchisor, the Company contributes 0.5% of net sales from each On the Border restaurant to the Franchisor for advertising and marketing to benefit all On the Border restaurants and is required to spend 2.0% of net sales from each restaurant on local advertising. During fiscal 1998, the Company's advertising expenditures for its On The Border restaurants were $0.3 million, or 3.3% as a percentage of On The Border net sales. Due to the small number of Company-owned On The Border restaurants to date, advertising and marketing efforts have thus far been largely targeted towards printed materials. The Company will consider television and radio advertising once it achieves critical mass in a market with respect to the On The Border concept.

      Bertucci's. Bertucci's has historically employed broadcast media, print and direct mail as its primary advertising technique, together with local restaurant promotions. During Bertucci's fiscal 1998, Bertucci's expenditures for advertising and marketing were approximately $3.2 million, or 2.2% of Bertucci's net sales. Management believes that the adoption of the marketing techniques and strategies used at Chili's and On The Border will enhance the marketing programs currently employed by Bertucci's. Although management expects to employ consumer focus research to determine its specific marketing strategies for Bertucci's, the Company currently expects that it will expend a majority of its Bertucci's-related advertising dollars in Bertucci's core markets.

Purchasing

      Chili's and On The Border. As a franchisee, the Company must comply with the uniform recipe and ingredient specifications provided by the Franchisor. The Company, however, negotiates directly with suppliers of food and beverage products and other restaurant supplies to ensure consistent quality and freshness of products and to obtain competitive prices. Although the Company believes that essential restaurant supplies and products are available on short notice from several sources, the Company's Chili's and On The Border restaurant groups use one full-service distributor, Alliant Foodservice, Inc., for the substantial portion of their restaurant supplies and products requirements, with such distributor charging the Company fixed mark-ups over prevailing wholesale prices (such distributor, the "Principal Vendor"). The Company has a two-year contract with the Principal Vendor which is terminable by either party upon 30 days' prior notice following breach and 60 days' prior notice for any other reason. The Company also has arrangements with several smaller and regional distributors for the balance of its purchases. These distribution arrangements have allowed the Company to benefit from economies of scale and resulting lower commodity costs. Most major purchasing decisions for the Company's restaurants are made by its senior management which includes a Vice President of Food Purchase and Procurement. Smaller day-to-day purchasing decisions are made at the individual restaurant level. The Company has not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

      Bertucci's. Bertucci's has maintained as much on-site preparation of food products at its restaurants as possible in order to ensure freshness and quality and to enhance the dining experience through the visual display of fresh ingredients. Bertucci's has negotiated directly with manufacturers, importers, brokers and wholesale suppliers of primary food ingredients and beverage products to ensure consistent quality and freshness of products in its restaurants and to obtain competitive pricing. Bertucci's has an agreement which is terminable upon 30 days' prior notice following breach, with a full-service distributor, Maine Food and Paper Company, through which Bertucci's currently obtains a substantial portion of its restaurant supplies and products requirements. The Company expects to continue to refine and consolidate the purchasing practices of Bertucci's to conform to such practices for the Company's Chili's and On The Border restaurants.

Information Systems and Restaurant Reporting

      The Company's information systems provide detailed monthly financial statements for each restaurant, weekly restaurant inventories, menu mix, cash management and payroll analysis, as well as daily operating statistics such as sales, labor, guest check and average table turns. The varying levels of systems data are consolidated and processed by the Company at its headquarters daily, weekly or monthly as management deems appropriate. The Company's point-of-sale systems not only relay information within the Company, but also are linked to the ordering system of the Principal Vendor. In addition, the Company has an in-house payroll system which the Company believes is more efficient for restaurant managers than third-party payroll systems. Components of the Company's information systems, particularly its point-of-sale systems, have been adopted by the Franchisor.

      The point-of-sale system utilized by the Bertucci's restaurants are manufactured by the same company, MICROS, as used in the Brinker concepts. Therefore, these systems are largely compatible with the back office and corporate systems used by the Company. The Company has begun integrating the information systems of Bertucci's and expects to continue with the process throughout 1999.

Trademarks, Servicemarks and Other Intellectual Property

      Prior to the Acquisition, the Company had no proprietary intellectual property. As a franchisee of Brinker, the Company has contractual rights to use certain Franchisor-owned trademarks, servicemarks and other intellectual property relating to the Chili's and On The Border concepts.

      Bertucci's has registered the names "Bertucci's," "Bertucci's Brick Oven Pizzeria" and "Sal and Vinnie's Sicilian Steakhouse" as service marks and trademarks with the United States Patent and Trademark Office. As a result of the Acquisition, the Company assumed ownership of these marks. Management is aware of names similar to that of Bertucci's used by third parties in certain limited geographical areas. Such third-party use may prevent the Company from licensing the use of the Bertucci's mark for restaurants in such areas. Except for these areas, management is not aware of any infringing uses that could materially affect the Bertucci's business. Bertucci's has filed applications with the United States Patent and Trademark Office to register "Food Does Not Lie" as a service mark and its olive design as a trademark and service mark. Management intends to protect the Bertucci's service marks and trademarks by appropriate legal action whenever necessary.

Competition

      The Company's business and the restaurant industry in general are highly competitive and are often affected by changes in consumer tastes and dining preferences, by local and national economic conditions and by population and traffic patterns. The Company competes directly or indirectly with all restaurants, from national and regional chains to local establishments, as well as with other foodservice providers. Many of its competitors are significantly larger than the Company and have substantially greater resources.

Employees

      At December 30, 1998, the Company had approximately 2,450 full-time employees (of whom approximately 90 are based at the Company's two executive offices) and approximately 4,975 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

      Management believes that the Company's continued success will depend to a large degree on its ability to attract and retain good management employees. While the Company will continually have to address the high level of employee attrition normal in the food-service industry, the Company has taken steps to attract and keep qualified management personnel through the implementation of a variety of employee benefit plans, including a management incentive plan, a 401(k) plan, and a non-qualified stock option plan for its key employees.

Government Regulations

      Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which include health, safety, fire and alcoholic beverage control agencies in the state or municipality in which the restaurant is located. Difficulties or failures in obtaining required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area.

      In 1998, approximately 18% of the Company's Chili's, approximately 29% of the Company's On The Border, and approximately 8% of Bertucci's sales were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Some of the counties in which the Company has restaurants prohibit the sales of alcoholic beverages on Sundays. Typically, licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage, and dispensing of alcoholic beverages. The Company has obtained approvals from most liquor licensing authorities in connection with the change of control of Bertucci's as a result of the Acquisition and is completing the approval process for the remaining jurisdictions.

      The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

      The Company is also subject to various other federal, state and local laws relating to the development and operation of restaurants, including those concerning preparation and sale of food, relationships with employees (including minimum wage requirements, overtime and working conditions and citizenship requirements), land use, zoning and building codes, as well as other health, sanitation, safety and environmental matters.

ITEM 2.  PROPERTIES

      The Company's two executive offices are located in Westborough, Massachusetts and Wakefield, Massachusetts. The Westborough offices are occupied under the terms of a lease covering approximately 14,000 square feet that is scheduled to expire in 2007 and has a six year option term. Bertucci's purchased its 60,000 square foot Wakefield office building in December 1992 and, after renovations were completed, approximately 20,000 square feet of office and administrative space and 40,000 square feet of storage space were created. During 1999, the Company plans to consolidate the two corporate headquarters into a single location to be leased in Maynard, Massachusetts. Presently, the Wakefield property is for sale, and the Westborough location is being prepared to sub-lease during fiscal 1999.

Restaurant Locations

      The table below identifies the location of the restaurants operated by the Company at December 30, 1998.

            State                      Chili's  On The Border  Bertucci's  Total
          ---------                    -------  -------------  ----------  -----
Connecticut .....................         9            2            9        20
Georgia .........................        --           --            6         6
Illinois ........................        --           --            7         7
Maine ...........................         1           --           --         1
Maryland ........................        --           --            5         5
Massachusetts ...................        14            1           35(a)     50
New Hampshire ...................         5            1            3         9
New York ........................        --           --            3         3
New Jersey ......................        --           --            5         5
Pennsylvania ....................        --           --            6         6
Rhode Island ....................         4           --            2         6
Virginia ........................        --           --            7         7
Washington D.C ..................        --           --            2         2
                                        ---          ---          ---       ---
     Total ......................        33            4           90       127
                                        ===          ===          ===       ===

----------
(a) Includes one Sal and Vinnie's restaurant.

      During the year ended December 30, 1998, the Company opened two Chili's, three On The Border and six Bertucci's restaurants. Although prior to the Acquisition Bertucci's had considered developing one additional Sal and Vinnie's restaurant, the Company has made no conclusive determinations whether to proceed with such development. Of the 127 restaurants operated by the Company at December 30, 1998, the Company owned the land for 11 restaurants and leased the land for all other restaurants.

      All but six of its existing Chili's and On The Border restaurant locations are leased by the Company, with lease terms expiring between 2003 and 2016 with an average unexpired lease term of 14 years (not including additional option terms). The leases for most of the existing restaurants are for terms of 20 years and provide for additional option terms and, in the case of a limited number of leases, a specified annual rental plus additional rents based on sales volumes exceeding specified levels. Leases for future restaurants will likely include similar rent provisions. The Sal and Vinnie's restaurant is leased from Joseph Crugnale, who until consummation of the Acquisition was president and chief executive officer of

Bertucci's. Initial Bertucci's restaurant lease terms range from two years to 40 years. The majority of such leases provide for an option to renew for additional terms ranging from five years to 20 years. All of Bertucci's leases provide for a specified annual rental and most leases call for additional rent based on sales volumes exceeding specified levels. Generally, the leases are net leases that require Bertucci's or the Company, as applicable, to pay all taxes, insurance and maintenance costs.

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings from time to time incidental to the conduct of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

      Management is not aware of any litigation to which the Company is a party that is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      As of March 15, 1999, there was no established public trading market for any class of common equity security of the Company.

Record Holders

      As of March 15, 1999, there were approximately 70 holders of Common Stock of the Company, $.01 par value per share. As of March 15, 1999, the Company did not have any other class of common equity security issued and outstanding.

Dividends

      In August 1997, the Company made a dividend and return of capital payout to shareholders of $8.31 per share from additional paid-in capital, with the excess payout being charged to retained earnings. In addition, the Company repurchased 716,429 shares of common stock at $11.63 per share. The Company's repurchase of shares of common stock was recorded as treasury stock, at cost, and resulted in a reduction of Stockholders' (Deficit) Equity.

      Other than the aforementioned dividend, the Company has not paid any other dividends to date. Furthermore, the Company does not foresee declaring or paying any cash dividends in the immediate future. Moreover, certain of the Company's borrowing arrangements prohibit the payment of cash dividends without the lender's approval.

Recent Sales of Unregistered Securities

      In April 1998, a director of the Company transferred the option to purchase 5,510 shares of the Company's Common Stock to certain of his affiliates. In May 1998, the affiliates exercised such option to purchase an aggregate of 5,510 shares of the Company's Common Stock at an exercise price of $11.63 per share.

      In May 1998, a director of the Company exercised options to purchase an aggregate of 5,510 shares of the Company's Common Stock at an exercise price of $11.63 per share.

      Between July 21, 1998 and October 19, 1998, Company employees exercised options to purchase an aggregate of 17,027 shares of the Company's Common Stock at an exercise price of $17.51.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The data for fiscal years ended 1994 through 1998 are derived from audited financial statements of the Company. Selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future. The Acquisition of Bertucci's in 1998 affects the comparability of results on a year-to-year basis.

                                                                          Fiscal Years Ended December 31,              December 30,
                                                                  1994          1995          1996          1997          1998
Income Statement Data                                                    (Amounts in thousands except Earnings per share)
NET SALES                                                       $  46,588     $  60,300     $  70,094     $  81,364     $ 160,805
COST AND EXPENSES:
   Cost of sales                                                   13,451        18,095        21,203        23,384        44,377
   Operating expenses                                              23,130        30,101        34,268        40,932        84,540
   General and administrative expenses                              3,359         3,449         3,679         4,207         8,204
   Deferred rent, Depreciation and amortization                     1,684         3,201         3,679         3,911        10,921
   Taxes other than income                                          2,142         2,871         3,207         3,829         7,490
                                                                ---------     ---------     ---------     ---------     ---------
      Total costs of sales and expenses                            43,766        57,717        66,037        76,263       155,532
                                                                ---------     ---------     ---------     ---------     ---------
      Operating income (loss)                                       2,822         2,583         4,057         5,101         5,273
                                                                ---------     ---------     ---------     ---------     ---------
Interest expense, net                                                  90           463         1,053         1,918         8,004
      Income/(loss) before income tax expense/(benefit)             2,732         2,120         3,005         3,183        (2,731)
                                                                ---------     ---------     ---------     ---------     ---------
Income tax expense/(benefit)                                        1,122           699         1,047         1,083          (902)
                                                                ---------     ---------     ---------     ---------     ---------
      Net income/(loss)                                         $   1,610     $   1,421     $   1,958     $   2,100     $  (1,829)
                                                                =========     =========     =========     =========     =========

Basic and Diluted Earnings per Share                                 0.80          0.71          0.98          1.22         (0.89)

Other Financial Data:
Ratio of earnings to fixed charges  (a)                              3.7x          2.5x          2.5x          2.0x          0.8x
EBITDA (in thousands)  (b)                                      $   4,506     $   5,784     $   7,737     $   9,012     $  16,194
EBITDA margin (c)                                                     9.7%          9.6%         11.0%         11.1%         10.1%
Cash flows from operating activities (in thousands)             $   3,865     $   5,604     $   5,630     $   8,517     $  17,222
Cash flows from (used in) investing activities (in thousands)      (9,037)      (11,758)       (8,898)       (5,212)     (110,971)
Cash flows from (used in) financing activities (in thousands)       5,280         6,290         3,282        (3,468)       98,957
Capital expenditures (in thousands)                                 7,989        10,359         7,946         4,479        19,354

Operating Statistics:
Number of restaurants (end of period) - Brinker                        19            26            30            32            37
Number of restaurants (end of period) - Bertucci's                                                                             90
Average annual revenue figures in thousands:
Average annual revenue per restaurant - Brinker concepts            2,623         2,589         2,518         2,614         2,777
Average annual revenue per restaurant - Bertucci's concepts                                                                 1,685
Comparable restaurant sales - Brinker concepts (d)                    6.6%        -1.6%         -0.4%           2.7%          5.2%
Comparable restaurant sales - Bertucci's concepts (d)                                                                        -0.1%

Balance Sheet Data (at end of period, in thousands):
Working capital (deficit)                                          (3,750)       (4,524)       (4,996)       (8,406)      (18,188)
Total assets                                                       18,162        27,848        34,340        37,337       186,732
Long-term debt, including current portion                           5,280        11,570        15,273        37,908       129,219
Shareholders' equity/(deficit)  (e)                                 6,078         7,499         9,457       (13,107)       14,112

                         Notes to Summary Financial Data

(a) For purposes of calculating this ratio, "earnings" consist of earnings from continuing operations before provision for income taxes and fixed charges. "Fixed charges" consist of interest expense and the estimated interest portion of rental payments on operating leases.

(b) "EBITDA" is defined as income from operations before deferred rent, depreciation and amortization. EBITDA is not a measure of performance defined by Generally Accepted Accounting Principles ("GAAP"). EBITDA should not be considered in isolation or as a substitute for net income or the statement of cash flows which have been prepared in accordance with GAAP. The Company believes EBITDA provides useful information regarding the Company's ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

(c)   EBITDA margin represents EBITDA divided by net sales.

(d) The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year.

(e) In August 1997, the Company paid a dividend and return of capital distribution to shareholders of $8.31 per share, in the aggregate amount of approximately $16,670,000. In addition, the Company repurchased 716,429 shares of common stock at $11.63 per share, for an aggregate amount of approximately $8,332,000. The Company's repurchase of shares of common stock was recorded as treasury stock, at cost, and resulted in a reduction of shareholders' (deficit) equity. These transactions were funded from the proceeds of the FFCA Loans. See "Description of Other Indebtedness."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with "Item 1. Business," "Item 6. Selected Financial Data," the Company's Consolidated Financial Statements and Notes thereto and the information described under the caption "Risk Factors" below.

General

      NE Restaurant Company, Inc. (together with its subsidiaries, the "Company") is a leading operator of full-service, casual dining restaurants in New England. The Company develops and operates two distinct restaurant franchises, Chili's Grill & Bar(R) ("Chili's") and On The Border Mexican Cafe(R) ("On The Border") restaurants, under franchise agreements with Brinker International, Inc., a publicly-owned company ("Brinker" or the "Franchisor"), together with a proprietary restaurant concept under the name Bertucci's Brick Oven Pizzeria(R) ("Bertucci's"). As of December 30, 1998, the Company operated 33 Chili's and four On The Border restaurants in five New England states, and owned and operated 89 Bertucci's restaurants located primarily in the northeastern and Mid-Atlantic United States and one Sal and Vinnie's Sicilian Steakhouse ("Sal and Vinnie's") restaurant located in Massachusetts.

      The Company has entered into franchise and development agreements with Brinker to operate the 37 Chili's and On The Border restaurants ("Brinker concept restaurants") and to exclusively develop additional restaurants in New England and Westchester County and additionally, in the case of On The Border, upstate New York. The Company acquired the Bertucci's and Sal and Vinnie's concepts pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998, whereby the Company (through a wholly-owned subsidiary) acquired on July 21, 1998 all of the issued and outstanding shares of common stock of Bertucci's, Inc. for an aggregate purchase price of approximately $89.4 million (the "Acquisition"). The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the "Senior Notes"). These Senior Notes were exchanged for Senior Notes with the same terms pursuant to a registered exchange offer that was completed in November 1998. The Company's results of operations for fiscal 1998 include the operations of Bertucci's from and after July 21, 1998, approximately five months. See Notes 2 and 7 to the Consolidated Financial Statements.

      The acquisition of Bertucci's included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. The Company has decided to close certain underperforming Bertucci's restaurants. In addition, the Company has decided to sell the former Bertucci's headquarters located in Massachusetts. The assets related to these locations, which are primarily property and equipment, have been assigned a value of approximately $6.6 million based on estimated sale proceeds. From the date of the Acquisition to December 30, 1998, these locations had combined net sales of approximately $7.0 million and a combined approximate $0.7 million loss from operations. None of these locations' results during the period from date of the Acquisition to December 30, 1998 have been excluded from the consolidated income statement and accounted for as an adjustment to the carrying amount of assets, as the operating locations to be sold had not been identified at the date of the Acquisition. It is anticipated that the closing and sale of the above assets will be completed by the fall of 1999.

      The Company is a successor to a series of limited partnerships formed in 1991 to acquire 15 Chili's restaurants originally developed by another franchisee. Upon its acquisition of the 15 Chili's restaurants in 1991, the Company recruited a new management team and undertook a series of steps to enhance operations, including reducing administrative overhead, coordinating a new advertising campaign, introducing new menu items, renovating restaurant facilities, installing new information systems and improving purchasing decisions. These efforts resulted in significant increases in comparable restaurant sales. During the Company's first three full years of operation, same store sales increased over the prior year by 10.0%, 14.5%, and 6.6%, respectively. From fiscal 1991, the final year of operations by the prior franchisee, to fiscal 1998 average sales per restaurant for the Company's Chili's restaurants increased over 48.1% to $2.7 million from $1.8 million. Additionally, over the same period net sales and EBITDA increased from $27.5 million and $0.3 million to $94.1 million and $10.6 million, respectively.

      For all the Company's restaurants, net sales consist of food, beverage and alcohol sales. For fiscal 1998, with respect to the Company's Chili's restaurants, food accounted for approximately 74%, alcoholic beverages approximately 18%, and non-alcoholic beverages approximately 8%, of net sales. For fiscal 1998, with respect to the Company's On The Border restaurants, food accounted for approximately 65%, alcoholic beverages for approximately 29%, and non-alcoholic beverages for approximately 6% of total sales. The larger bar area for On The Border restaurants combined with a four-season patio contribute to the higher liquor mix in this concept. For fiscal 1998 subsequent to the date of the Acquisition, with respect to the Company's Bertucci's restaurants, food and non-alcoholic beverages combined accounted for approximately 92% and alcoholic beverages for approximately 8% of total sales. The higher percentage of take out and delivery sales and the decision to operate with only beer and wine licenses (in lieu of full liquor licenses) in many locations contributes to the higher food mix in this concept. Cost of sales consists of food, beverage and alcohol costs. Total operating expenses consist of five primary categories: (i) labor expenses;
(ii) restaurant operations; (iii) facility costs; (iv) office expenses; and
(v) non-controllable expenses, which include such items as Brinker's royalty and advertising fees, rent, insurance, and real estate and personal property taxes. General and administrative expenses include costs associated with those departments of the Company that assist in restaurant operations and management of the business, including accounting, management information systems, training, executive management, purchasing and construction.

Results of Operations

      The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in the Company's income statement, as well as certain operating data, for the periods indicated:

                                                                       Year Ended
                                                       December 31,   December 31,   December 30,
                                                           1996           1997           1998
Income Statement Data:
NET SALES .............................................   100.0%         100.0%         100.0%
COST AND EXPENSES:
   Cost of sales ......................................    30.2           28.7           27.6
   Operating expenses .................................    48.9           50.3           53.0
   General and administrative expenses ................     5.2            5.2            5.8
   Depreciation and amortization ......................     5.2            4.8            5.9
   Taxes other than income ............................     4.6            4.7            4.6
                                                          -----          -----          -----
      Total costs of sales and expenses ...............    94.2           93.7           97.0
                                                          -----          -----          -----
      Operating income (loss) .........................     5.8            6.3            3.0
                                                          -----          -----          -----
Interest expense, net .................................     1.5            2.4            5.0
      Income/(loss) before income tax expense/(benefit)     4.3            3.9           (2.0)
                                                          -----          -----          -----
Income tax expense/(benefit) ..........................     1.5            1.3           (0.7)
                                                          -----          -----          -----
      Net income/(loss) ...............................     2.8            2.6           (1.2)
                                                          =====          =====          =====

Year Ended December 30, 1998 Compared to Year Ended December 31, 1997

      Net Sales. Net sales increased $79.4 million, or 97.6%, to $160.8 million in fiscal 1998, from $81.4 million in fiscal 1997. Most of the increase ($67.0 million) was attributable to the Acquisition. The remaining increase was a result of five new Brinker concept restaurant openings and increased Brinker concept sales compared to the same period in fiscal 1997. Comparable restaurant sales for Brinker locations opened prior to 1997 increased 5.2% from fiscal 1997 to fiscal 1998. Menu price increases averaged about 1.5% during the periods under comparison. Average sales per Brinker concept restaurant increased 6.2% to $2.78 million, from $2.61 million the previous year. Comparable restaurant sales for Bertucci's decreased by 0.1% from fiscal 1997 to fiscal 1998. The Company attributes the decrease primarily to a reduction of planned advertising in the last two quarters of 1998. Menu price increases in Bertucci's restaurants averaged approximately 2.0% during fiscal 1998. Average sales per Bertucci's restaurant decreased 1.1% to $1.69 million in fiscal 1998, from $1.71 million in fiscal 1997.

      Cost of Sales. Cost of sales increased by $21.0 million, or 89.8%,to $44.4 million in fiscal 1998 from $23.4 million in fiscal 1997. Expressed as a percentage of net sales, cost of sales decreased to 27.6% in fiscal 1998 from 28.7% in fiscal 1997. This decrease was primarily attributable to the addition of Bertucci's sales, following the Acquisition, and to improved margins from the Brinker concept restaurants. Cost of sales of the Bertucci's restaurants as a percentage of net sales were 25.2% of net sales in fiscal 1998. The Brinker concept restaurants' cost of sales as a percentage of net sales decreased to 28.5% in fiscal 1998 from 28.7% in fiscal 1997. This percentage decrease was primarily due to a new broadline food supplier for the Brinker concept restaurants, a more efficient, automated ordering system implemented during the fourth quarter of 1997, which resulted in overall decreased product costs for the Brinker concept restaurants. Cost of sales of the Bertucci's restaurants increased to 25.2% of net sales in fiscal 1998 from 24.5% of net sales in fiscal 1997 . Higher commodity prices of cheese during the last three quarters of 1998 and a change of the Bertucci's broadline supplier in July 1998 were the main factors for the increase.

      Operating Expenses. Operating expenses increased by $43.6 million, or 106.5%, to $84.5 million in fiscal 1998 from $40.9 million in fiscal 1997. Expressed as a percentage of net sales, operating expenses increased to 52.6% in fiscal 1998 from 50.3% in fiscal 1997. The dollar increase was primarily attributable to the Acquisition. The percentage increase was primarily attributable to increased hourly labor costs driven by a tight labor market and mandated Federal and state minimum wage increases, as well as to increased labor costs arising from increased staffing of restaurant-level management implemented to strengthen restaurant operations.

      General and Administrative Expenses. General and administrative expenses increased $4.0 million, or 95.0%, to $8.2 million in fiscal 1998 from $4.2 million in fiscal 1997. Expressed as a percentage of net sales, general and administrative expenses decreased to 5.1% in 1998 from 5.2% in fiscal 1997. The dollar increase was primarily due to the Acquisition. The percentage decrease was primarily attributable to general and administrative staffing efficiencies achieved as a result of the addition of sales from the Bertucci's restaurants and reductions in Bertucci's management following the Acquisition. These efficiencies were partially offset by increases in payroll, training and recruitment costs related to hiring additional restaurant managers to better staff the Bertucci's restaurants.

      Deferred Rent, Depreciation and Amortization. Deferred rent, depreciation and amortization expenses increased by $7.0 million, or 179.2%, to $10.9 million in fiscal 1998 from $3.9 million in fiscal 1997. Expressed as a percentage of net sales, deferred rent, depreciation and amortization increased to 6.8% in fiscal 1998 from 4.8% in fiscal 1997. The increase was due to the Acquisition, opening five additional Brinker concept restaurants, opening two Bertucci's restaurants and amortization of approximately $1.0 million of the $34.0 million of goodwill associated with the Acquisition.

      Taxes Other Than Income Taxes. Taxes, other than income taxes, increased $3.7 million, or 95.6%, to $7.5 million in fiscal 1998 from $3.8 million in fiscal 1997. Taxes, other than income taxes remained flat as a percentage of net sales at 4.7% in both fiscal 1997 and fiscal 1998.

      Interest Expense. Interest expense increased $6.1 million, or 317.4%, to $8.0 million in fiscal 1998 from $1.9 million in fiscal 1997. This increase was attributable to the sale of the Senior Notes in July 1998 and to the FFCA Loans entered into since August 1997. Interest was approximately $4.9 million on the Senior Notes, $2.3 million on the FFCA Loans and $0.8 million from the Company's line of credit during fiscal 1998.

      Income Tax Expense. In fiscal 1998, the Company's realized an income tax benefit of 33.0% of loss before income tax expense, compared to an income tax expense of 34.0% of income before income tax expense in fiscal 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Net Sales. Net sales increased by $11.3 million, or 16.1%, to $81.4 million during fiscal 1997 from $70.1 million during fiscal 1996. The increase in net sales was primarily attributable to the opening of two Chili's restaurants during fiscal 1997 and the full year impact of three Chili's and one On The Border restaurant opened during fiscal 1996. Comparable restaurant sales for locations opened prior to 1996 increased 2.7% in fiscal 1997 as compared to fiscal 1996. Average sales per restaurant increased 4.0% to $2.6 million during fiscal 1997 from $2.5 million during fiscal 1996. Approximately four-fifths of the increases in comparable restaurant sales and average sales per restaurant reflected an increase in menu prices by an average of 0.5% in March 1997 and another 1.0% in July 1997, and approximately one-fifth reflected an increase in guest counts by 0.8% resulting from improved advertising and operations in the restaurants.

      Cost of Sales. Cost of sales increased by $2.2 million, or 10.3%, to $23.4 million during fiscal 1997 from $21.2 million during fiscal 1996. Expressed as a percentage of net sales, cost of sales decreased to 28.7% during fiscal 1997 from 30.2% during fiscal 1996. Approximately one-third of the decrease was attributable to reduced pricing from a new broadline food supplier and substantially all of the remainder was due to a more efficient, automated ordering system implemented during the fourth fiscal quarter 1997.

      Operating Expenses. Operating expenses increased by $6.6 million, or 19.2%, to $40.9 million during fiscal 1997 from $34.3 million during fiscal 1996. Expressed as a percentage of net sales, operating expenses increased to 50.3% during fiscal 1997 from 48.9% during fiscal 1996. Nearly half of the increase was due to increased advertising expenditures and substantially all of the remainder was due to increased payroll costs as a result of federal minimum wage increases during fiscal 1997.

      General and Administrative Expenses. General and administrative expenses increased by $0.5 million, or 13.5%, to $4.2 million during fiscal 1997 from $3.7 million during fiscal 1996. The increase was attributable to increases in the Company's headcount and related expenses at the administrative and divisional levels. As a percentage of net sales, general and administrative expenses were 5.2% of net sales in both years.

      Deferred Rent, Depreciation and Amortization. Deferred rent, depreciation and amortization expenses increased by $0.2 million, or 5.4%, to $3.9 million during fiscal 1997 from $3.7 million during fiscal 1996. Expressed as a percentage of sales, deferred rent, depreciation and amortization decreased to 4.8% during fiscal 1997 from 5.2% during fiscal 1996. Amortization expense was impacted because of a reduction in amortization costs associated with new restaurant openings as fewer restaurants were opened during fiscal 1997 than during fiscal 1996.

      Taxes Other than Income Taxes. Taxes, other than income taxes, increased by $0.6 million, or 18.8%, to $3.8 million during fiscal 1997 from $3.2 million during fiscal 1996. Expressed as a percentage of net sales, taxes, other than income taxes, increased to 4.7% during fiscal 1997 from 4.6% during fiscal 1996. The increase was primarily due to higher payroll taxes resulting from increased payroll costs associated with minimum wage increases enacted during fiscal 1997.

      Interest Expense. Interest expense increased by $0.8 million to $1.9 million during fiscal 1997 from $1.1 million during fiscal 1996. The increase was primarily attributable to borrowings under the FFCA Loans during fiscal 1997 as discussed below under "--Liquidity and Capital Resources."

      Income Taxes. The effective income tax rate decreased to 34.0% during fiscal 1997 from 34.8% during fiscal 1996.

Liquidity and Capital Resources

      The Company has generally met its capital expenditures and working capital needs through a combination of operating cash flow, borrowings under the FFCA Loans, bank borrowings, the sale of the Senior Notes and the sale of Common Stock.

      Fiscal Year Ended December 30, 1998. Net cash flows from operating activities were $17.2 million for fiscal 1998 as compared to $8.5 million for fiscal 1997. This increase was primarily due to a decrease in working capital needs for newly developed restaurant locations and for the Bertucci's restaurants acquired during fiscal 1998. Net loss from operations for this period was $1.8 million and the non-cash reconciling item of deferred rent, depreciation and amortization increased cash flows by $10.9 million. Accrued expenses increased by $8.9 million. The increase was due to a combination of increases in payroll and benefits accruals, accrued taxes, accrued interest and other working capital. Net cash used in investing activities for fiscal 1998 was $111.0 million. Approximately $89.4 million was used for the Acquisition and the remainder was used for developing, building and opening new restaurants and capital additions at existing restaurants. Net cash provided by financing activities was $99.0 million for fiscal 1998. During this period, $5.7 million was borrowed from FFCA Acquisition Corporation ("FFCA") for new restaurant mortgages, $7.9 million was used for financing costs, $27.0 million was used to pay principle on the Senior Bank Facility, approximately $29.0 million was raised through equity financing and $100 million was raised in the issuance of the Senior Notes.

      Year Ended December 31, 1997. Net cash provided from operating activities was $8.5 million for fiscal 1997. Net income from operations provided $2.1 million, the adjustment from deferred rent, depreciation and amortization provided $3.9 million and changes to working capital provided $2.5 million during this period. Net cash used from investing activities was $5.1 million for fiscal 1997. Net cash used was for developing, building and opening new restaurants and capital improvement of existing restaurants, which accounted for $4.5 million of the cash used. During fiscal 1997, net cash used in financing activities was $3.5 million. During fiscal 1997 $24.3 million in cash was provided from the financing of properties through mortgage loans, while $8.3 million was used to purchase treasury stock and a cash dividend of $12.2 million was paid out. In addition, proceeds from the loans were used to return capital of $4.4 million and financing expenses of $1.4 million. In addition, $1.4 million of repayments were made on the line of credit.

      Year Ended December 31, 1996. Net cash provided by operating activities for fiscal 1996 was $5.7 million. Net income for fiscal 1996 accounted for $2.0 million and the non-cash adjustment of deferred rent, depreciation and amortization accounted for an additional $3.4 million. Net cash used investing in fiscal 1996 was $9.0 million, of which $8.9 million was used to develop, build and open new restaurants and add capital to existing restaurants. Net cash provided from financing activities was $3.3 million in fiscal 1996, which was borrowed from the available bank line of credit.

      The Company's capital expenditures were $7.9 million, $4.5 million and $19.4 million, for fiscal 1996, 1997 and 1998, respectively. In fiscal 1998, capital expenditures for routine maintenance and repair of the Company's restaurants were approximately $2.8 million. Under its Area Development Agreements, the Company is required to open at least four Chili's and two On The Border restaurants in 1999. Based on its current estimates, the Company would be required to expend approximately $7.8 million in fiscal 1999 to meet its minimum development requirements. The Company currently expects to exceed these minimum requirements by opening a total of four Chili's and three On The Border restaurants in fiscal 1999, requiring capital expenditures of approximately $13.4 million. The Company does not expect to open any new Bertucci's restaurants in fiscal 1999.

      In August 1997, the Company paid a dividend and return of capital distribution to shareholders of approximately $16.7 million from additional paid-in capital, with the excess payout being charged to retained earnings. In addition, as part of such transaction, the Company repurchased a portion of its capital stock, for an aggregate amount of approximately $8.3 million. The Company's repurchase of shares of common stock was recorded as treasury stock, at cost, and resulted in a reduction of shareholders' equity. These payments were funded through the use of proceeds from the FFCA Loan.

      As of December 30, 1998, the Company had approximately $129.2 million of consolidated indebtedness, including $100.0 million of indebtedness pursuant to the Senior Notes, $29.0 million of borrowings under the FFCA Loans and $0.2 million of capital lease obligations. In addition, the Company has a Senior Bank Facility in the amount of $20.0 million. As a December 30, 1998, the Company had no amounts outstanding under this facility. Significant liquidity demands will arise from debt service on the Senior Notes, the FFCA Loans and borrowings, if any, under the Senior Bank Facility. In addition to its debt service obligations, the Company has determined that it will require $20.5 million to complete all planned capital expenditures (which includes the aforementioned $13.4 million that is expected to be used for new restaurant development plus an additional $7.1 million expected to be used for capital improvements to existing locations), $0.1 million for lease obligations and $(0.4) million for general working capital needs in 1999.

      The Senior Notes bear interest at the rate of 10 3/4% per annum, payable semi-annually on January 15 and July 15, with payments commencing on January 15, 1999. The Senior Notes are due in full on July 15, 2008. From July 15, 2003 through July 15, 2006, the Company may, at its option, redeem any or all of the Senior Notes at face value, plus a declining premium, which begins at approximately 5%. After July 15, 2006, the Senior Notes may be redeemed at face value. In addition, anytime through July 15, 2001, the Company may redeem up to 35% of the Senior Notes, subject to restrictions, with the net proceeds of one or more equity offerings, meeting certain criteria, at a redemption price of 110.75% of their principal amount. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101%. See Note 7 to the Consolidated Financial Statements.

      On August 6, 1997, the Company's wholly owned limited partnership NERC Limited Partnership ("NERCLP") entered into a loan agreement with FFCA in the aggregate amount of $22,400,000, evidenced by promissory notes maturing on various dates from September 2002 through September 2017, with interest at 9.67% per annum. NERCLP mortgaged 17 restaurant properties to FFCA as collateral for these initial FFCA Loans. On or about August 28, 1997, NERCLP obtained additional financing from FFCA in the aggregate amount of $1,850,000, evidenced by promissory notes maturing on various dates from September 2007 through September 2017, with interest at 9.701% per annum. These additional FFCA Loans were collateralized by mortgages on three restaurant properties. Between July 2, 1998 and December 10, 1998, a second wholly owned limited partnership of the Company, NERC Limited Partnership II, obtained additional financing from FFCA in the aggregate amount of $5,677,000, evidenced by promissory notes maturing on various dates from January 2006 to January 2019, with interest rates ranging from 8.440% to 9.822% per annum. These 1998 FFCA Loans were collateralized by mortgages on four restaurant properties. See Note 7 to the Consolidated Financial Statements.

      The Senior Bank Facility consists of a revolving credit facility providing for revolving loans to the Company in an aggregate principal amount not to exceed $20.0 million and includes a $1.0 million sub-limit for the issuance of letters of credit for the account of the Company. The Senior Bank Facility expires in August 2001 and is secured by tangible and intangible assets of the Company but is not secured by a security interest in any liquor licenses held by the Company or any of its subsidiaries (or in the equity securities of any such subsidiary directly holding such licenses). See Note 5 to the Consolidated Financial Statements.

      The Company believes that the cash flow generated from its operations, together with available borrowings under the Senior Bank Facility and under the FFCA Loans and similar secured indebtedness, should be sufficient to fund its debt service requirements, lease obligations, working capital needs, current expected capital expenditures and other operating expenses. The Company's future operating performance and ability to service or refinance the Senior Notes, the FFCA Loans and the Senior Bank Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

Impact of Inflation

      Inflationary factors such as increases in labor, food or other operating costs could adversely affect the Company's operations. The Company does not believe that inflation has had a material impact on its financial position or results of operations for the periods discussed above. Management believes that through the proper leveraging of purchasing size, labor scheduling, and restaurant development analysis, inflation will not have a material adverse effect on income during the foreseeable future. There can be no assurance that inflation will not materially adversely affect the Company.

Seasonality

      The Company's quarterly results of operations have fluctuated and are expected to continue to fluctuate depending on a variety of factors, including the timing of new restaurant openings and related pre-opening and other startup expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant sales, competition and overall economic conditions. The Company's business is also subject to seasonal influences of consumer spending, dining out patterns and weather. As is the case with many restaurant companies, the Company typically experiences lower net sales and net income during the first and fourth fiscal quarters. Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

Effect of Recently Issued Accounting Standards

      In April 1998, the AICPA issued its Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although early application is encouraged. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which it is first adopted and should be reported as a cumulative effect of a change in accounting principle.

      The Company has adopted SOP 98-5 as of January 1, 1999. Upon adoption, the Company incurred a cumulative effect of a change in accounting principle of approximately $1.1 million. This write off was primarily for unamortized preopening costs which were previously amortized over the 12-month period subsequent to a restaurant opening.

Comprehensive Income

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. This new standard does not have an impact on the Company's financial statements based on the current structure and operations.

Segment and Enterprise-Wide Reporting

      In July 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise, as defined. Based on the criteria set forth in SFAS No. 131, the Company currently operates in one operating segment, casual dining restaurants. The Company's restaurant segment derives its revenues from the sale of food and beverages to restaurant customers. SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and major customers. The Company derives substantially all of its revenues from the sale of one group of similar products and services.

Year 2000 Readiness Disclosure

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has been assessing the potential impact of Year 2000 on the processing of date-sensitive information by the Company's automated information and point-of-sale systems and Bertucci's computerized information systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes that Year 2000 issues will not have a material adverse effect on the Company.

      The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and is designed to ensure that there are no adverse effects on the Company's ability to conduct business at the restaurant level and to process and support restaurant activity at the corporate level. The initiative covers restaurant point-of-sale systems, back office software, including labor, menu and inventory management software, ordering systems, the corporate office network and financial systems, payroll processing, corporate computers and telephone systems. In addition, the project includes a review of the Year 2000 compliance efforts of the Company's key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. The Year 2000 project is divided into the following phases: inventory, assessment, remediation, testing, deployment and monitoring. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current network and is equipped to simulate the turn of the century and leap year dates.

      Under its current Year 2000 plan, the Company has brought a number of its systems into Year 2000 compliance, subject to additional Year 2000 testing and responsive actions. The Company's accounts receivable system is expected to be compliant by June 1999 and the point-of-sale systems in seven remaining Chili's restaurants are expected to be compliant by September 1999. The Company's ability to meet the target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and contractors. In some instances, third party upgrades or modifications are not expected to be available until the middle of 1999; accordingly, the Company's testing and redeployment of affected items may be delayed into mid-1999. The Company has established a supplier compliance program, and is working with its key suppliers and the Franchisor to minimize such risks. Based upon information obtained from the Company's two principal vendors of restaurant supplies and products (which together account for approximately 75% to 80% of its supplies), the Company believes that the vendors' systems that could affect the Company's business are Year 2000 compliant. While the Company believes that its relationships with its smaller suppliers and the Franchisor, as such relationships relate to Year

2000 issues, are less significant, it is continuing to assess these relationships and to develop contingency plans with such suppliers and expects that such efforts will be completed by June 1, 1999. The Company currently estimates that it will incur expenses of approximately $230,000 through 1999 in connection with its anticipated Year 2000 efforts. The timing and amount of the Company's expenses may vary and are not necessarily indicative of readiness efforts or progress to date.

      As part of its Year 2000 initiative, the Company is evaluating scenarios that may occur as a result of the century change and is in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. The Company believes that most of its significant hardware and software systems are already Year 2000 compliant. However, for those systems which are not yet compliant, the Company is currently in the process of evaluating alternative vendors from whom they may obtain upgrades in the event that the vendors who are expected to deliver such upgrades do not meet the anticipated delivery dates. The Company believes that the most reasonably likely worst case scenario of failure by the Company or its suppliers to adequately resolve Year 2000 issues would arise from a complete failure of its point-of-sale and ordering systems. Such a failure would require the Company to resort to "non-computerized" means to undertake such restaurant functions as placing customer orders, preparing customer checks, accounting of restaurant receipts, recording and ordering restaurant inventory and supplies, evaluating menu mix and analyzing other operating statistics. While the Company believes that it is equipped to operate in such a "non-computerized" mode to address such a failure, there can be no assurance that the Company would not, as a result of such or any other unanticipated Year 2000 failure, suffer from lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

      The above information is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of the Company's third party suppliers and similar uncertainties.

Risk Factors

      This Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all forward looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Report.

      Substantial Leverage; Potential Inability to Service Indebtedness. As a result of the Acquisition, the Company is highly leveraged. At the end of fiscal 1998, the Company's aggregate outstanding indebtedness was $129.2 million, the Company's shareholders' equity was $14.1 million and the Company's working capital deficit, deficiency of earnings to fixed charges and losses were $18.2 million, $4.2 million and $1.8 million, respectively.

      The Company's high degree of leverage could have important consequences to holders of Senior Notes, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations and other purposes, including investments in development and capital spending; (iii) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and
(iv) the Company's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or in its business. The Company's ability to repay or to refinance its obligations with respect to its indebtedness will depend on its future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors, many of which are beyond the Company's control. These factors could include operating difficulties, increased operating costs, product pricing pressures, the response of competitors, regulatory developments, and delays in implementing strategic projects. The Company's ability to meet its debt service and other obligations may depend in significant part on the extent to which the Company can implement successfully its business strategy. There can be no assurance that the Company will be able to implement its strategy fully or that the anticipated results of its strategy will be realized.

      If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, or seek to obtain additional equity capital, or to refinance or restructure its debt. There can be no assurance that the Company's cash flow and capital resources will be sufficient for payment of principal of, and premium, if any, and interest on, its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations. In addition, because the Company's obligations under the Senior Bank Facility bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service obligations.

      If the Company is required to reduce or delay capital expenditures, the Company may fail to meet its obligations under its Area Development Agreements, under which the Company is required to open two to three new Chili's restaurants each year in accordance with a specified schedule over approximately the next three years and two to four new On The Border restaurants each year in accordance with a specified schedule over approximately the next six years. A breach under the Area Development Agreements may cause the Company to lose its exclusive right to develop Chili's and On The Border restaurants in Connecticut, New Hampshire, Maine, Massachusetts, Rhode Island, Vermont, Westchester County, and additionally, in the case of On The Border, upstate New York. A breach under the Area Development Agreements could also constitute a default under the Senior Bank Facility and the FFCA Loans, permitting the applicable lender to declare all amounts due thereunder immediately due and payable

      Restrictive Debt Covenants. The Indenture for the Senior Notes (the "Indenture"), the Senior Bank Facility and the FFCA Loans impose significant operating and financial restrictions on the Company (and its subsidiaries). Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, sell certain assets, enter into certain transactions with affiliates, or engage in certain mergers or consolidations involving the Company. In addition, the Senior Bank Facility and the FFCA Loans contain other and more restrictive covenants and require the Company (and its subsidiaries) to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests may be affected by events beyond its control, and there can be no assurance that the Company will meet such tests. These restrictions could limit the ability of the Company to obtain future financing, make needed capital expenditures, withstand a future downturn in its business or the economy, or otherwise conduct necessary corporate activities. A failure by the Company to comply with the restrictions contained in the Indenture, the FFCA Loans or the Senior Bank Facility could lead to a default under the terms of the Indenture, the FFCA Loans or the Senior Bank Facility. In the event of a default, the applicable lender could elect to declare all amounts borrowed pursuant thereto, and all amounts due under other instruments (including but not limited to the Indenture, the FFCA Loans or the Senior Bank Facility, as applicable) that may contain cross-acceleration or cross-default provisions may also be declared to be, immediately due and payable, together with accrued and unpaid interest, and the lenders could terminate all commitments thereunder. In such event, there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company. In addition, the indebtedness of the Company or its subsidiaries under the FFCA Loans and Senior Bank Facility is secured by a substantial portion of the assets of the Company or its subsidiaries and, upon the occurrence of a default and the acceleration of such indebtedness, the holders of such indebtedness could seize such assets and sell them as a means to satisfy all or part of such indebtedness. The Senior Bank Facility also contains provisions that prohibit any modification of the Indenture in any manner adverse to the senior lenders and that limit the Company's ability to refinance the Senior Notes without the consent of such senior lenders.

      Expected Benefits of Combined Business May Not Be Achieved. Acquisitions are subject to a number of special risks, including, without limitation, those associated with adverse short-term effects on the Company's reported operating results, diversion of management's attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel and unanticipated problems or legal liabilities. Achieving the anticipated benefits of the Acquisition will depend in part upon whether the integration of the businesses of the companies can be accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The combination of the two companies will necessitate, among other things, integration of management philosophies, personnel and arrangements with third party vendors, standardization of training programs, realization of economies of scale, and effective coordination of sales, marketing and financial reporting efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. Failure to successfully accomplish the integration of the operations of the two companies would have a material adverse effect on the Company.

      Potential Inability to Manage Increased Size of Company. As a result of the Acquisition, the size of the Company's combined operations is more than double the pre-Acquisition size. The Company's future operating results will depend largely upon its ability to manage a growing business profitably such that it continues the successful operation of its existing restaurants and also successfully implements its operating strategies for the Bertucci's restaurants it acquired as a result of the Acquisition as well as any new restaurants the Company may open or acquire in the future. Any failure of the Company to manage successfully and profitably the growth of its business may have a material adverse effect on the Company.

      Consent of Franchisor to Acquisition Subject to Continuing Compliance with Certain Agreements. The Franchisor's consent to the Acquisition was granted subject to the terms and conditions of its franchise agreements and Area Development Agreements with the Company, including, without limitation, the development schedule and menu restrictions contained in such agreements. Under these agreements, the Company is prohibited from directly or indirectly engaging in the operation of any restaurant which utilizes or duplicates the menu, trade secrets or service marks of either Chili's or On The Border restaurants. In addition, the Company is obligated to use its "best efforts" to promote and develop the Chili's and On The Border concepts. Although it has no present intention of doing so, the Company, among other things, would be prevented from developing menu items for the Bertucci's concept in violation of such agreements.

      No Prior Ownership of a Restaurant Concept. Although the Company's management has significant experience in the casual dining segment of the restaurant industry, the Company has no prior experience as an owner of its own restaurant concept. There can be no assurance that the Company will be able to successfully assume the ownership, and undertake execution, of the Bertucci's concept. As the Company has not had prior experience as the owner of a restaurant concept, there may be new challenges and risks associated with such ownership that the Company cannot fully anticipate at this time and which may have a material adverse effect on the Company.

      Potential Inability to Manage Geographic Expansion. All of the restaurants operated by the Company prior to the Acquisition were located in New England. As a result of consummation of the Acquisition, nearly one-third of the Company's restaurants are outside of New England. The ability of the Company's management to effectively recognize and account for diverse regional conditions and to manage restaurants that are geographically remote will be critical to the success of the Company. Any inability of the Company to successfully manage its geographic expansion may have a material adverse effect on the Company.

      Potential Inability to Expand Successfully. Pursuant to its Area Development Agreements with the Franchisor, the Company is currently obligated to open two to three new Chili's restaurants each year in accordance with a specified schedule over approximately the next three years and two to four new On The Border restaurants each year in accordance with a specified schedule over approximately the next six years. Failure to adhere to the development schedules contained in each of the Area Development Agreements would constitute a breach of those agreements. In the event of such a breach, the Franchisor would be able to terminate the territorial exclusivity granted to the Company. In addition, a breach under any of the Company's Area Development Agreements could constitute a default under the Senior Bank Facility and FFCA Loans, permitting the applicable lender to declare all amounts borrowed thereunder immediately due and payable. For the past several years, the Company has satisfied these minimum development requirements, having opened 18 new Company-owned Chili's restaurants since May 1993 and four new Company-owned On The Border restaurants since November 1996. Although there can be no assurance that it will continue to be able to do so, the Company expects to continue its steady growth strategy over the next several years. In fiscal 1998, the Company opened two Chili's, three On The Border and six Bertucci's restaurants.

      During fiscal 1998, the Company spent approximately $19.8 million for capital expenditures (not including approximately $1.6 million of land costs) including approximately $2.0 million of pre-opening expenses relating to new restaurant openings. The Company currently plans to spend approximately $13.4 million in fiscal 1999 to complete construction of an expected four Chili's, three On The Border restaurants and no additional Bertucci's restaurants. The Company reviews its expansion plans and budget on a regular basis, in light of circumstances and opportunities that may arise, and may determine to open a smaller or larger number of stores than currently planned.

      The Company's future operating results will depend largely upon its ability to open and operate new or newly acquired restaurants successfully and to manage a growing business profitably. This will depend on a number of factors (some of which are beyond the control of the Company), including (i) selection and availability of suitable restaurant locations, (ii) negotiation of acceptable lease or financing terms, (iii) securing of required governmental permits and approvals, (iv) timely completion of necessary construction or remodeling of restaurants, (v) hiring and training of skilled management and personnel, (vi) successful integration of new or newly acquired restaurants into the Company's existing operations and (vii) recognition and response to regional differences in guest menu and concept preferences.

      The Company identifies and sources its real estate through a third-party consultant who specializes in New England and Mid-Atlantic real estate. This consultant is retained by the Company on an exclusive basis to facilitate sites in Connecticut and substantially all of Massachusetts. The consultant is paid by the Company on a contingency basis.

Although the Company believes that it would be able to replace such consultant if it were required to do so, any disruption in the services of such consultant or the Company's inability to replace such consultant, when required, may have a material adverse effect on the Company.

      There can be no assurance that the Company's expansion plans can be achieved on a timely and profitable basis or that it will be able to achieve results similar to those achieved in existing locations in prior periods or that such expansion will not result in reduced sales at existing restaurants that have been recently opened or newly acquired restaurants. Any failure to successfully and profitably execute its expansion plans could have a material adverse effect on the Company.

      Changes in Food Costs and Supplies; Key Supplier. The Company's profitability is dependent on, among other things, its continuing ability to offer fresh, high quality food at moderate prices. Various factors beyond the Company's control, such as adverse weather, labor disputes or other unforeseen circumstances, may affect its food costs and supplies. While management has been able to anticipate and react to changing food costs and supplies to date through its purchasing practices and menu price adjustments, there can be no assurance that it will be able to do so in the future.

      The Company obtains approximately 75% to 80% of its supplies for its Chili's and On The Border restaurants through a single vendor pursuant to a contract for delivery and distribution, with the vendor charging fixed mark-ups over prevailing wholesale prices. The Company has a two-year contract with this vendor which expires in October 1999 and is otherwise terminable by either party upon 30 days' prior notice following breach of such contract and 60 days' prior notice for any other reason. The Company has similar supply arrangements for Bertucci's, obtaining 75% to 80% through a single vendor with an agreement that is terminable upon 30 days' prior notice following breach of such contract. The Company believes that it would be able to replace either such vendor if it were required to do so; however, any disruption in supply from such vendors or the Company's inability to replace such vendors, when required, may have a material adverse effect on the Company.

      Possible Adverse Impact of Economic, Regional and Other Business Conditions on the Company. The Company's business is sensitive to guests' spending patterns, which in turn are subject to prevailing regional and national economic conditions such as interest rates, taxation and consumer confidence. Most of the restaurants owned by the Company are located in the northeastern and Mid-Atlantic United States, with a large concentration in New England. In addition, the Company anticipates substantially all restaurants to be opened in fiscal 1999 will be in states where the Company presently has operations or in contiguous states. As a result, the Company is, and will continue to be, susceptible to changes in regional economic conditions, weather conditions, demographic and population characteristics, consumer preferences and other regional factors.

      Dependence Upon Key Personnel. The Company's business depends upon the efforts, abilities and expertise of its executive officers and other key employees, including Dennis Pedra, its President and Chief Executive Officer. The Company has no long-term employment contracts with, and does not maintain "key-man" life insurance for, any of its executive officers or key employees. The loss of the services of certain of these executive officers or key employees or the inability to retain key personnel required to effect a successful integration of the Bertucci's business with the Company's business existing prior to the Acquisition would have a material adverse effect on the Company.

      Competition. The restaurant industry is intensely competitive with respect to, among other things, price, service, location and food quality. The Company competes with many well-established national, regional and locally-owned foodservice companies with substantially greater financial and other resources and longer operating histories than the Company, which, among other things, may better enable them to react to changes in the restaurant industry. With respect to quality and cost of food, size of food portions, decor and quality service, the Company competes with casual dining, family-style restaurants offering eat-in and take-out menus, including Applebee's International, Inc., TGI Friday's Inc., a subsidiary of Carlson Hospitality Worldwide, Ruby Tuesday Inc., and as a result of the Acquisition, also competes with Italian-style restaurant concepts such as Uno Restaurant Corp. and Olive Garden Restaurants, a division of Darden Restaurants Inc. Many of the Company's restaurants are located in areas of high concentration of such restaurants. Among other things, the Company also competes with its competitors in attracting guests, in obtaining premium locations for restaurants (including shopping malls and strip shopping centers) and in attracting and retaining employees.

      Possible Adverse Impact of Government Regulation on the Company. The restaurant business is subject to extensive federal, state and local laws and regulations relating to the development and operation of restaurants, including those concerning alcoholic beverage sales, preparation and sale of food, relationships with employees (including minimum wage requirements, overtime and working conditions and citizenship requirements), land use, zoning and building codes, as well as other health, sanitation, safety and environmental matters. Compliance with such laws and regulations can impede the operations of existing Company restaurants and may delay or preclude construction and completion of new Company restaurants. The Company is subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. In addition, the Company may also in certain jurisdictions be required to comply with regulations limiting smoking in restaurants.

      Reliance on Information Systems. The Company relies on various information systems to manage its operations and regularly makes investments to upgrade, enhance or replace such systems. The Company has found that its basic information systems will be largely compatible with those of Bertucci's. However, any delays or difficulties in transitioning the two systems or in implementing new systems, or any other disruption affecting the Company's information systems, could have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

      The Company has market risk associated with interest rate risk. The Company manages its exposure through its regular financing activities. Interest rate changes would result in a change in the fair value of the Company's debt facilities due to the difference between the market interest rate and the rate at the date of issuance of the debt facilities. Furthermore, the Company has no exposure to specific risks related to derivatives or other "hedging" types of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are listed under Part IV,
Item 14 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the executive officers and directors of the Company:

                Name                  Age                                     Position
                ----                  ---                                     --------
Benjamin R. Jacobson.............      54   Chairman of the Board of Directors and Treasurer
Dennis D. Pedra..................      46   President, Chief Executive Officer and Director
Paul V. Hoagland.................      46   Executive Vice President--Finance, Chief Financial Officer and Director
Raymond P. Barbrick..............      45   Vice President--Operations of Chili's
Richmond A. Brittingham..........      50   Regional Director--South Region
Gary S. Schwab...................      42   Vice President - Finance
Stephen F. Mandel, Jr............      43   Director
James J. Morgan..................      56   Director
David A. Roosevelt...............      28   Director
Thomas Devlin....................      51   Director
James Parish..................         52   Director

      Benjamin R. Jacobson. Mr. Jacobson has served as Chairman of the Board of Directors of the Company since 1991. Since 1989, Mr. Jacobson has served as the Managing General Partner of Jacobson Partners, which specializes in direct equity investments. Mr. Jacobson is a director of Childtime, Inc. and a number of privately-held corporations.

      Dennis D. Pedra. Mr. Pedra has been employed in the restaurant industry for 24 years and has served as President, Chief Executive Officer and a director of the Company since its inception in 1991. From 1984 to 1991, Mr. Pedra was President of UNO Concepts, Inc., a multi-unit Pizzeria Uno franchisee. From 1980 to 1984, Mr. Pedra was employed by PepsiCo/Taco Bell Restaurants, first as regional operations manager for the southeastern and then for the northeastern United States. From 1974 to 1980, Mr. Pedra held various management positions with Sambo's Restaurants, Big Wheel, Inc. and Marriott Corporation. Mr. Pedra also serves as a director of Lakeview Savings Bank.

      Paul V. Hoagland. Mr. Hoagland has been employed in the restaurant industry for 18 years and has served as the Company's Executive Vice President since 1992 and its Chief Financial Officer and a director since the Company's inception in 1991. Mr. Hoagland is also responsible for all administrative and new restaurant development functions within the Company. Prior to joining the Company, Mr. Hoagland was employed by Burger King Corporation from 1981 to 1990, where he held various positions over time, including Vice President of Operations, Vice President of Finance for Europe, and Regional Controller for New England. From 1974 to 1981, Mr. Hoagland was employed by I.T.T. Continental Baking Company first as a financial manager and then as controller.

      Raymond P. Barbrick. Mr. Barbrick has been employed in the restaurant industry for 29 years and has served as the Company's Vice President of Operations for Chili's since January 1998. Prior to that, he served as Senior Director of Operations, from 1992 through 1997, with responsibility for all of the Company's Chili's restaurants in Connecticut and western Massachusetts. Prior to joining the Company, Mr. Barbrick was employed by Back Bay Restaurant Group, where he held the position of director of regional operations from 1989 to 1992.

      Richmond A. Brittingham. Mr. Brittingham has been employed in the restaurant industry for 30 years and has served as the Company's Regional Director for the South Region since 1992. In such capacity, he is responsible for the operational performance of all the Company's Chili's restaurants in southeastern Massachusetts and Rhode Island. Prior to joining the Company, Mr. Brittingham served as director of operations for Legal Sea Foods Company.

      Gary S. Schwab. Mr. Schwab has been employed in the restaurant industry for 12 years and has served as a Vice President of the Company since 1996 and as its Controller since 1991. Mr. Schwab's present responsibilities include oversight of all accounting, financial analysis and planning, information systems, cash management and tax compliance. Prior to joining the Company, Mr. Schwab was employed from 1985 to 1990 by Trefz Corporation/McDonald's, one of the largest McDonald's franchisees in the United States, where he held the positions of Accounting Manager and Controller.

      Stephen F. Mandel, Jr. Mr. Mandel has served as a director of the Company since December 1997. Since July 1997, Mr. Mandel has served as managing director, portfolio manager and consumer retail/analyst at Lone Pine Capital LLC, a hedge fund which he founded. Prior to that, he served as senior managing director and consumer analyst at Tiger Management Corporation from 1990 to 1997 and served on that company's management committee, as director of equities and portfolio manager. Prior to 1990, Mr. Mandel served as a vice president and mass-market retailing analyst at Goldman, Sachs and Co.

      James J. Morgan. Mr. Morgan has served as a director of the Company since December 1997. From 1963 until his retirement in 1997, Mr. Morgan was employed by Philip Morris U.S.A. where he served as President and Chief Executive Officer from 1994 until his retirement in 1997. Prior to 1994, Mr. Morgan served in various capacities at Philip Morris including Senior Vice President of Marketing, and Corporate Vice President of Marketing Planning of the Philip Morris Companies Inc.

      David A. Roosevelt. Mr. Roosevelt has served as a director of the Company since December 1997. Mr. Roosevelt has been an associate at Jacobson Partners since 1996. Prior to that he was a principal of General Gas Company, a natural gas marketing company from 1995 to 1996 and a financial analyst in the account management group of Blackrock Financial Management from 1993 to 1995.

      Thomas R. Devlin. Mr. Devlin has served as a director of the Company since July 1998. Since 1987, Mr. Devlin has served as Chief Executive Officer of Devlin Enterprises, which owns positions in numerous operating companies. Mr. Devlin is a director of a number of privately-held corporations. Mr. Devlin previously served as a director of the Company from October 1991 through August 1997.

      James R. Parish. Mr. Parish has been employed in the restaurant industry for 23 years and has served as a director of the Company since July 1998. Since 1991, Mr. Parish has served as Chief Executive Officer of Parish Partners, Inc. From 1995 to 1996, Mr. Parish served as Chief Executive Officer of Sfuzzi, Inc. From 1983 to 1991, Mr. Parish served as Executive Vice President and Chief Financial Officer of Chili's Inc. (now named Brinker International, Inc.).

Term of Directors

      The Company's directors serve in such capacity until the next annual meeting of the shareholders of the Company or until their successors are duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

      The following table summarizes the compensation for fiscal 1998 for the Company's Chief Executive Officer and each of its four other most highly compensated executive officers (the Chief Executive Officer and such other officers, collectively, the "Named Executive Officers"):


                           Summary Compensation Table

                                                                                                        Long-Term
                                                                          Annual Compensation          Compensation
                                                                          -------------------          ------------
                                                                                            Other
                                                                                            Annual      Securities
                                                                                         Compensation   Underlying
           Name and Principal Position                            Salary($)    Bonus($)      ($)        Options(#)
           ---------------------------                            ---------    --------      ---        ----------
Dennis D. Pedra ..........................................1998   $288,982(a)   $ 79,646   $ 99,308(c)    122,948
   President and Chief Executive Officer                  1997   $212,508(a)   $100,000   $ 70,698(c)     99,198

Paul V. Hoagland .........................................1998   $171,576(b)   $ 38,514   $ 77,392(c)     41,635
   Executive Vice President and Chief Financial Officer   1997   $150,242(b)   $ 75,000   $ 52,275(c)     33,068

Raymond P. Barbrick ......................................1998   $116,354      $ 50,495         --        24,568
   Vice President--Operations of Chili's                  1997   $ 89,720      $ 66,431         --        21,268

Richmond A. Brittingham ..................................1998   $ 88,949      $ 58,414         --        17,034
   Regional Director--South Region                        1997   $ 85,787      $ 69,217   $      7        14,178

Gary S. Schwab ...........................................1998   $101,575      $ 44,965         --        24,768
   Vice President and Controller                          1997   $ 95,204      $ 27,720         --        21,268

----------
(a) Includes $33,404 payable for fiscal 1998 but deferred and $100,000 payable for fiscal 1997 but deferred pursuant to the Non-qualified Deferred Compensation Plan. See "--Stock Option and Other Plans for
      Employees--Non-qualified Deferred Compensation Plan."

(b) Includes $3,252 payable for fiscal 1998 but deferred and $103,496 payable for fiscal 1997 but deferred pursuant to the Non-qualified Deferred Compensation Plan. See "--Stock Option and Other Plans for
      Employees--Non-qualified Deferred Compensation Plan."

(c) Reflects compensation to cover certain taxes incurred by such officer in connection with the payment by the Company in August 1997 of a dividend and return of capital contribution to shareholders of $8.31 per share and the related repurchase by the Company of certain shares of common stock at $11.63 per share.

Options Granted in Last Fiscal Year

     The following table sets forth information concerning options granted during fiscal 1998 to each of the Named Executive Officers.

                                                                                                         Potential
                                                                                                      Realizable Value
                                                                                                     at Assumed Annual
                                                Number of                                               Stock Price
                                               Securities                                             Appreciation for
                                               Underlying    % of Total                                Option Term(c)
                                                 Options     Granted in    Exercise  Expiration      -----------------
                     Name                      Granted(a)    Fiscal 1998   Price(b)     Date          5%           10%
                                               ----------    -----------   --------     ----          --           ---
Dennis D. Pedra                                   23,750        40.65%      $17.51    7/21/03    $114,902.50   $261,558.75
Paul V. Hoagland                                   8,567        14.66%      $17.51    7/21/03    $ 41,447.15   $ 94,348.37
Raymond P. Barbrick                                3,300         5.65%      $17.51    7/21/03    $ 15,965.40   $ 36,342.90
Richmond A. Brittingham                            2,856         4.89%      $17.51    9/15/03    $ 13,817.33   $ 31,453.13
Gary S. Schwab                                     3,500         5.99%      $17.51    7/21/03    $ 16,933.00   $ 38,545.50

----------
(a) Each of the options granted becomes exercisable at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant. Each of the options expires 90 days following the fifth anniversary of the date of the grant. See "--Stock Option and Other Plans for Employees--Stock Option Plan."

(b) The exercise price was fixed at the date of the grant and represented the fair market value per share of common stock on such date.

(c) In accordance with the rules of the Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and do not reflect the Company's estimates or projections of future prices of the Company's common stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's common stock, the option holders' continued employment through the option period, and the date on which the options are exercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

      The following table sets forth information concerning option exercises during fiscal 1998, and the fiscal year-end value of unexercised options for each of the Named Executive Officers.

                                                                                                  Value Of
                                                                                Number Of        Unexercised
                                                                               Securities       In-The-Money
                                                                              Underlying At      Options At
                                               Shares                        Fiscal Year-End   Fiscal Year-End
                                            Acquired on                       Exerciseable/     Exerciseable/
                       Name                   Exercise    Value Realized(1)  Unexerciseable   Unexerciseable(2)
                                              --------    -----------------  --------------   -----------------
Dennis D. Pedra                                  0                0              0/122,948      0/583,284.24
Paul V. Hoagland                                 0                0              0/41,635       0/194,439.84
Raymond P. Barbrick                              0                0              0/24,568       0/125,055.84
Richmond A. Brittingham                        2,778              0              0/17,034       0/ 83,366.64
Gary S. Schwab                                   0                0              0/24,768       0/125,055.84

(1) The amount "realized" reflects the appreciation on the date of exercise (based on the fair market value of the shares on the date of exercise over the exercise price).

(2)   Based upon a price of $17.51.

Employment Agreements

      Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board or pursuant to an employment agreement. The Company is party to certain short-term employment agreements with certain executive officers as described below:

      Dennis D. Pedra. Mr. Pedra's employment agreement (as amended, the "Pedra Agreement") provides that he will serve as President and Chief Operating Officer of the Company until such time as such agreement is terminated by either party upon six months' prior written notice or pursuant to the other termination provisions of the Pedra Agreement. If Mr. Pedra's employment is terminated, the Pedra Agreement provides that he may not engage in a competing business within a ten mile radius of a Company-owned restaurant, for a period of one year following his termination.

      Mr. Pedra's fiscal 1998 base salary of $289,000 may be increased, from time to time, in the Company's sole discretion. In addition to his base salary, Mr. Pedra is entitled to receive (i) an annual performance bonus in the amount of up to fifty (50%) percent of his base salary which will be based on a bonus plan tied to the combined operating results of the Company as such plan may be revised from time to time, (ii) a $790 per month automobile allowance and reimbursement of reasonable expenses, including insurance and repairs, and (iii) certain insurance and other benefits to be maintained and paid by the Company.

      Paul V. Hoagland. Mr. Hoagland's employment agreement (as amended, the "Hoagland Agreement") provides that he will serve as Vice President and Chief Financial Officer of the Company until such time as such agreement is terminated by either party upon six months' prior written notice or pursuant to the other termination provisions of the Hoagland Agreement. If Mr. Hoagland's employment is terminated, the Hoagland Agreement provides that he may not engage in a competing business within a ten mile radius of a Company-owned restaurant, for a period of one year following his termination.

      Mr. Hoagland's fiscal 1998 base salary of $172,000 may be increased, from time to time, in the Company's sole discretion. In addition to his base salary, Mr. Hoagland is entitled to receive (i) an annual performance bonus in the amount of up to fifty (50%) percent of his base salary which will be based on a bonus plan tied to the combined operating results of the Company as such plan may be revised from time to time, (ii) a $650 per month automobile allowance and reimbursement of reasonable expenses, including insurance and repairs, and (iii) certain insurance and other benefits to be maintained and paid by the Company.

Stock Option and Other Plans for Employees

      Stock Option Plan. On September 15, 1997, the Board of Directors of the Company established the 1997 Equity Incentive Plan, which includes a nonqualified stock option plan (the "Stock Option Plan"), for certain key employees and directors. The Stock Option Plan is administered by the Board of Directors of the Company and may be modified or amended by the Board of Directors in any respect.

      Options granted to employees under the Stock Option Plan are generally exercisable cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant and options granted to directors thereunder are generally exercisable immediately upon grant. Options granted under the Stock Option Plan to date expire 90 days following the fifth anniversary of the date of the grant. Between September 15, 1997 and December 31, 1997, 331,123 options were granted at a price of $11.63 per share under the Stock Option Plan (of which 11,020 options have been exercised December 30, 1998). In addition, between July 21, 1998 and October 19, 1998, 58,429 options were granted at a price of $17.51 per share under the Stock Option Plan of which none have been exercised as of December 30, 1998. At December 31, 1997, there were 1,316,656 shares of common stock of the Company outstanding. An additional 1,660,370 such shares were issued pursuant to the Equity Investment resulting in 2,977,026 shares of common stock outstanding at December 30, 1998.

      Management Incentive Plan. Certain management employees of the Company, including directors of operations, managing partners (who are senior general managers), general managers and assistant managers are eligible, at the discretion of the Company, to participate in the Company's management incentive plan that incentivizes and rewards the performance of such personnel with bonus awards that reflect a percentage of each restaurant's cash contribution. Payments under the management incentive plan are payable monthly or in accordance with the then current payroll cycle of the Company. During fiscal 1998, these awards ranged from $8,000 to $60,000 and aggregate payments under this plan amounted to $2.3 million for the Brinker concepts and approximately $0.6 million for the Bertucci's concept.

      Non-qualified Deferred Compensation Plan. The Company has established the NE Restaurant Company Deferred Compensation Plan (the "Non-qualified Deferred Compensation Plan") pursuant to which certain eligible executives of the Company may elect to defer a portion of their salary. The Company maintains an irrevocable grantor trust (also known as a "rabbi trust") which has been established by the Company, as grantor, pursuant to The Merrill Lynch Non-qualified Deferred Compensation Plan Trust Agreement, dated December 21, 1993, by and between the Company and Merrill Lynch Trust Company of America, an Illinois corporation, as trustee, for the purpose of paying benefits under the Non-qualified Deferred Compensation Plan.

      The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company's general creditors in the event of the Company's insolvency. As of December 30, 1998, trust account balances for Paul Hoagland and Dennis Pedra were $409,751 and $760,292, respectively.

Compensation of Directors

      Each of the Company's directors is reimbursed for any expenses incurred by such director in connection with such director's attendance at a meeting of the Board of Directors, or committee thereof. In addition, all directors are eligible to receive options under the Company's stock option plans. Directors receive no other compensation from the Company for serving on the Board of Directors.

Compensation Committee Interlocks and Insider Participation

      Effective as of January 1, 1998, the Board of Directors has appointed a Compensation Committee comprising Messrs. Jacobson, Mandel, Morgan and Devlin and an Audit Committee comprising Messrs. Jacobson, Mandel, Parish and Roosevelt.

      Prior to 1998, the Board of Directors of the Company did not have a formal compensation committee and decisions with respect to executive officer compensation for Messrs. Pedra and Hoagland were made by Mr. Jacobson and other non-management directors, and for other executive officers by Messrs. Pedra and Hoagland. Mr. Jacobson has in the past and will in the future provide certain consulting services to the Company. See "Item 13. Certain Relationships And Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information at March 15, 1999, with respect to ownership of the Company's common stock $0.01 par value per share (the "Company Common Stock"), by (i) each beneficial owner of five percent or more of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. For the purpose of computing the percentage of the shares of Company Common Stock owned by each person or group listed in this table, shares which are subject to options exercisable within 60 days after March 15, 1999 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Company Common Stock owned by any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown as beneficially owned by them.

                                                                                      Shares
                                                                                   Beneficially   Percent
Name and Address of Beneficial Owner                                                   Owned     of Class
------------------------------------                                                   -----     --------
Puma Limited Partnership(1).....................................................   727,012       24.32%
   101 Park Avenue
   New York, New York 10176
Thomas R. Devlin(2).............................................................   234,504       7.84%
   1313 North Webb Road
   P.O. Box 782170
   Wichita, Kansas 67206
Benjamin R. Jacobson(3) ........................................................   691,872       23.14%
   595 Madison Avenue
   New York, New York 10022
Stephen F. Mandel, Jr.(4).......................................................   89,602        3.00%
James J. Morgan(5)..............................................................   19,162        *
David A. Roosevelt..............................................................   2,856         *
Dennis D. Pedra(6)..............................................................   190,670       6.41%
   80A Turnpike Road
   Westborough, Massachusetts 01581
Paul V. Hoagland(7).............................................................   114,132       3.84%
Raymond P. Barbrick.............................................................   7,467         *
Richmond A. Brittingham.........................................................   8,412         *
Gary S. Schwab..................................................................   7,667         *
All directors and executive officers as a group (10 persons)....................   1,130,252     37.80%

----------
* Less than 1%.

(1) Puma Limited Partnership, a New York limited partnership ("Puma") previously held its interest in the Company through Puma's wholly-owned subsidiary Holdings Group, Inc., a Delaware holding company ("HGI"). To permit Puma to directly hold such shares, HGI was merged with and into the Company pursuant to a merger agreement dated as of August 31, 1996 among HGI, Puma and the Company.

(2) Includes 53,207 shares of Company Common Stock held by J.P. Acquisition Fund II, L.P., a Delaware limited partnership ("JPAF II"), representing Mr. Devlin's pro rata interest as a limited partner of JPAF II.

(3) Includes (a) 481,016 shares of Company Common Stock held by JPAF II, (b) 49,599 shares of Company Common Stock issuable upon exercise of outstanding stock options exercisable within 60 days after September 30, 1998 held by Jacobson Partners and (c) 13,800 shares of Company Common Stock held by trusts for the benefit of Mr. Jacobson's children, with respect to which a third party is trustee and has voting control. JPAF, Inc., a Delaware corporation, is the general partner of JPAF II and Mr. Jacobson is president of JPAF, Inc. Mr. Jacobson is a general partner of Jacobson Partners, which is the sole shareholder of JPAF, Inc. Mr. Jacobson disclaims beneficial ownership of the shares described (i) in clause (a) above, except to the extent of his general partnership interest in JPAF II, and (ii) in clause (c) above.

(4) Includes 2,596 shares of Company Common held by Lone Spruce, L.P., 6,812 shares of Company Common Stock held by Lone Balsam, L.P. 6,812 shares of Company Common Stock held by Lone Sequoia, L.P. and 73,382 shares of Company Common Stock held by Lone Cypress, Ltd. Each of Lone Spruce, L.P., Lone Balsam, L.P. and Lone Sequoia, L.P., is a Delaware limited partnership of which Lone Pine Associates LLC is the general partner. Mr. Mandel is the managing member of Lone Pine Associates LLC. Lone Cypress Ltd. is a Cayman Islands company of which Lone Pine Capital LLC is the investment manager. Mr. Mandel is the managing member of Lone Pine Capital LLC. Mr. Mandel disclaims beneficial ownership of all such shares.

(5) Includes 6,651 shares of Company Common Stock held by JPAF II, representing Mr. Morgan's pro rata interest as a limited partner of JPAF II.

(6) Includes 30,000 shares of Company Common Stock held by trusts for the benefit of Mr. Pedra's children, with respect to which Mr. Pedra's sister is trustee and has sole voting control. Mr. Pedra disclaims beneficial ownership of all such shares.

(7) Includes 14,000 shares of Company Common Stock held in custodial accounts for the benefit of Mr. Hoagland's children, with respect to which Mr. Hoagland is custodian and has sole voting control. Mr. Hoagland disclaims beneficial ownership of all such shares.

Stockholders Agreement

      The Company and the current stockholders of the Company are parties to a Shareholders' Agreement, dated as of December 31, 1993 (the "Stockholders Agreement").

      The Stockholders Agreement provides, among other things, that (i) a stockholder may not transfer his or its shares in the Company, whether voluntarily or by operation of law, other than in certain limited circumstances specified therein, including transfers through a right of first refusal procedure, distributions by a partnership to its partners, and gifts, trust contributions or bequests to or in favor of family members, (ii) the Company shall have the option to purchase the shares of any stockholder who is a manager of the Company following the termination of such stockholder's employment with the Company for any reason at a purchase price equal to book value or fair market value depending upon the reason for such termination as permitted under the Indenture, (iii) if the Company fails to exercise its option to purchase as described in the immediately preceding clause (ii), the remaining stockholders shall have the option to purchase the applicable shares, (iv) in certain circumstances, a stockholder seeking to transfer shares shall have the option to require the Company to purchase such stockholder's shares, (v) no transfer of shares may occur unless the transferee thereof agrees to be bound by the terms of the Stockholders Agreement and (vi) all share certificates shall bear customary legends and all share transfers must be in compliance with applicable securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Prior to the Acquisition, in consideration of certain financial advisory services provided by Benjamin R. Jacobson to the Company, Mr. Jacobson received from the Company a consulting fee with reimbursement of certain travel and other incidental expenses. The amounts paid to Mr. Jacobson for financial consulting fees were $330,000 for the year ended December 30, 1998 and $160,000 for each of the two years ended December 31, 1997, and 1996. In addition, Jacobson was paid $400,000 for consulting fees associated with obtaining the above mentioned mortgages. In connection with the Acquisition, and in lieu of the Company's arrangement with Mr. Jacobson, the Company entered into a financial advisory services agreement with Jacobson Partners, Limited Partnership ("Jacobson Partners") , a limited partnership of which Mr. Jacobson is the managing general partner. Under this agreement, Jacobson Partners will provide various financial advisory services to the Company, including, among other things, assistance in preparing internal budgets, performing cash management activities, maintaining and improving accounting and other management information systems, negotiating financing arrangements, complying with public reporting and disclosure requirements and communicating with creditors and investors. In consideration of these services, Jacobson Partners will receive a consulting fee of $500,000 per year together with reimbursement of certain travel and other incidental expenses. The amounts paid to Jacobson for financial consulting fees were $330,000 for the year ended December 30, 1998. The Company believes the financial advisory services agreement was made on terms that are no less favorable to the Company than those which could be obtained from an unrelated party. In addition, Jacobson Partners received from the Company a $1.0 million cash fee as compensation for Jacobson Partners' services as financial advisors in connection with the Acquisition and related financing. Jacobson Partners is the sole shareholder of the corporate general partner of JPAF II, which owns approximately 16.1% of the outstanding common stock of the Company. Mr. Jacobson is the Chairman of the Board of Directors of the Company. David A. Roosevelt, an associate with Jacobson Partners, is a Director of the Company.

      The Company has a nonqualified deferred compensation plan (the "Plan") for certain officers and management personnel, which allows them to defer receiving a portion of their compensation. This compensation is not taxable to the employee or deductible to the Company for tax purposes until the compensation is paid. An officer of the Company, who is also a participant in the Plan, is the trustee of the Plan.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements :

            Consolidated Balance Sheets as of December 30, 1998 and December 31, 1997

            Consolidated Statements of Operations for each of the years ended December 30, 1998, December 31, 1997 and December 31, 1996.

            Consolidated Statements of Stockholders' Equity for each of the years ended December 30, 1998, December 31, 1997 and December 31, 1996.

            Consolidated Statements of Cash Flows for each of the years ended December 30, 1998, December 31, 1997 and December 31, 1996.

            Notes to Consolidated Financial Statements

            Report of Independent Public Accountants

      (2)   Financial Statement Schedules:
            Schedule II: Valuation and Qualifying Accounts

      (3)   Listing of Exhibits

--------------------------------------------------------------------------------
       Exhibit
         No.                              Description
         ---                              -----------
--------------------------------------------------------------------------------
         2.1*     Agreement and Plan of Merger, dated as of May 13, 1998 among
                  Bertucci's, Inc., NE Restaurant Company, Inc. ("NERCO") and
                  NERC Acquisition Corp.
--------------------------------------------------------------------------------
         3.1*     Certificate of Incorporation of NERCO.
--------------------------------------------------------------------------------
         3.2*     Certificate of Amendment of Certificate of Incorporation of
                  NERCO, dated August 1, 1998.
--------------------------------------------------------------------------------
         3.3*     Certificate of Amendment of Certificate of Incorporation of
                  NERCO, dated August 20, 1998.
--------------------------------------------------------------------------------
         3.4*     By-laws of NERCO.
--------------------------------------------------------------------------------
         3.5*     Articles of Incorporation of Bertucci's of Baltimore County,
                  Inc., as amended.
--------------------------------------------------------------------------------
         3.6*     Bylaws of Bertucci's of Baltimore County, Inc.
--------------------------------------------------------------------------------
         3.7*     Articles of Incorporation of Bertucci's of White Marsh, Inc.
--------------------------------------------------------------------------------
         3.8*     Bylaws of Bertucci's of White Marsh, Inc.
--------------------------------------------------------------------------------
         3.9*     Articles of Incorporation of Bertucci's of Columbia, Inc.
--------------------------------------------------------------------------------
         3.10*    Bylaws of Bertucci's of Columbia, Inc.
--------------------------------------------------------------------------------
         3.11*    Articles of Incorporation of Bertucci's of Anne Arundel
                  County, Inc.
--------------------------------------------------------------------------------
         3.12*    Bylaws of Bertucci's of Anne Arundel County, Inc.
--------------------------------------------------------------------------------
         3.13*    Articles of Incorporation of Bertucci's of Bel Air, Inc.
--------------------------------------------------------------------------------
         3.14*    Bylaws of Bertucci's of Bel Air, Inc.
--------------------------------------------------------------------------------
         3.15*    Articles of Organization of Sal & Vinnie's Sicilian
                  Steakhouse, Inc.
--------------------------------------------------------------------------------
         3.16*    By-Laws of Sal & Vinnie's Sicilian Steakhouse, Inc.
--------------------------------------------------------------------------------
         3.17*    Articles of Organization of Berestco, Inc., as amended
--------------------------------------------------------------------------------
         3.18*    By-Laws of Berestco, Inc.
--------------------------------------------------------------------------------
         3.19*    Articles of Organization of Bertucci's Restaurant Corp., as
                  amended
--------------------------------------------------------------------------------
         3.20*    By-Laws of Bertucci's Restaurant Corp.
--------------------------------------------------------------------------------
         3.21*    Articles of Organization of Bertucci's, Inc., as amended
--------------------------------------------------------------------------------
         3.22*    By-Laws of Bertucci's, Inc.
--------------------------------------------------------------------------------
         3.23*    Articles of Organization of Bertucci's Securities Corporation
--------------------------------------------------------------------------------
         3.24*    By-Laws of Bertucci's Securities Corporation
--------------------------------------------------------------------------------
         4.1*     Indenture, date July 20, 1998 between NERCO and United States
                  Trust Company of New York ("U.S. Trust") as Trustee (including the form of 10 3/4% Senior Note due July 15, 2008).
--------------------------------------------------------------------------------
         4.2*     Supplemental Indenture, dated as of July 21, 1998 by and among
                  Bertucci's, Inc., Bertucci's Restaurant Corp., Bertucci's
                  Securities Corporation, Berestco, Inc., Sal & Vinnie's
                  Sicilian Steakhouse, Inc., Bertucci's of Anne Arundel County,
                  Inc., Bertucci's of Columbia, Inc., Bertucci's of Baltimore
                  County, Inc., Bertucci's of Bel Air, Inc. and Bertucci's of
                  White Marsh, Inc. (collectively, the "Guarantors"), NERCO and
                  U.S. Trust
--------------------------------------------------------------------------------
         4.3*     Purchase Agreement, dated July 13, 1998 by and among NERCO,
                  Chase Securities Inc. and BancBoston Securities Inc.
--------------------------------------------------------------------------------
         4.4*     Amendment No. 1 to the Purchase Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston
                  Securities Inc. and the Guarantors
--------------------------------------------------------------------------------
         4.5*     Exchange and Registration rights Agreement, dated July 20,
                  1998 by and among NERCO, Chase Securities Inc. and BancBoston
                  Securities Inc.
--------------------------------------------------------------------------------
         4.6*     Amendment No. 1 to Exchange and Registration Rights Agreement,
                  dated July 21, 1998 by and among NERCO, Chase Securities Inc.,
                  BancBoston Securities Inc. and the Guarantors.
--------------------------------------------------------------------------------
         4.7*     Form of Stockholders Agreement, dated as of December 31, 1993 between the stockholders of NERCO and NERCO.
--------------------------------------------------------------------------------
         4.8*     Form of Stockholders Agreement, dated September 15, 1997 by and among certain stockholders of NERCO and NERCO.
--------------------------------------------------------------------------------
         10.1*    1997 Equity Incentive Plan of NERCO, dated September 15, 1997 for certain key employees and directors of NERCO.
--------------------------------------------------------------------------------
         10.2*    Form of NE Restaurant Company, Inc. 401(k) profit Sharing
                  Plan, dated January 1, 1996.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
       Exhibit
         No.                              Description
         ---                              -----------
--------------------------------------------------------------------------------
         10.3*    Form of NE Restaurant Company Deferred Compensation Plan for
                  certain eligible executives of NERCO.
--------------------------------------------------------------------------------
         10.4*    Employment Agreement by and between NE Restaurant Company
                  Limited Partnership, NE Restaurant (Glastonbury) Limited
                  Partnership and NE Restaurant (Cambridge) Limited
                  Partnership(collectively, the "Partnerships"), the respective general partners of the Partnerships, NERCO, NE Restaurant
                  (Connecticut), Inc. and NE Restaurant (Cambridge), Inc. and
                  Dennis D. Pedra, dated September 30, 1991 (the "Pedra
                  Employment Agreement").
--------------------------------------------------------------------------------
         10.5*    Employment Agreement by and between NE Restaurant Company
                  Limited Partnership, NE Restaurant (Glastonbury) Limited
                  Partnership and NE Restaurant (Cambridge) Limited Partnership
                  (collectively, the "Partnerships"), the respective general partners of the Partnerships, NERCO, NE Restaurant
                  (Connecticut), Inc. and NE Restaurant (Cambridge), Inc. and
                  Paul V. Hoagland, dated September 30, 1991 (the "Hoagland
                  Employment Agreement").
--------------------------------------------------------------------------------
         10.6*    Amendment to the Pedra Employment Agreement, dated December
                  31, 1993.
--------------------------------------------------------------------------------
         10.7*    Amendment to the Hoagland Employment Agreement, dated December
                  31, 1993.
--------------------------------------------------------------------------------
         10.8*    Form of Chili's Grill & Bar Restaurant Development Agreement,
                  dated May 17, 1994 between Brinker International, Inc. and
                  NERCO.
--------------------------------------------------------------------------------
         10.9*    On The Border Restaurant Development Agreement, dated June 23,
                  1997 between Brinker International, Inc. and NERCO (including form of Franchise Agreement)
--------------------------------------------------------------------------------
         10.10*   Lease of Headquarters of the Company at 80A Turnpike Road,
                  Westborough, Massachusetts, dated September 30, 1997, as
                  amended on March 25, 1998.
--------------------------------------------------------------------------------
         10.11*   Form of Credit Agreement among BankBoston, N.A., Chase Bank of
                  Texas, N.A. NERCO, the Guarantors and Bertucci's of Montgomery
                  County, Inc., dated as of July 21, 1998.
--------------------------------------------------------------------------------
         10.12*   Form of Management Incentive Agreement.
--------------------------------------------------------------------------------
         10.13*   Loan Agreement, dated August 6, 1997 by and between FFCA
                  Acquisition Corporation and NERC Limited Partnership.
--------------------------------------------------------------------------------
         10.14*   First Amendment to Loan Agreement, dated August 6, 1997 by and between FFCA Acquisition Corporation and NERC Limited
                  Partnership.
--------------------------------------------------------------------------------
         10.15*   Form of Promissory Note between FFCA Acquisition Corporation and NERC Limited Partnership.
--------------------------------------------------------------------------------
         10.16*   Custom Distribution Agreement between Bertucci's Restaurant
                  Corp., Inc. and Ferraro Foods, Inc. dated May 13, 1998.
--------------------------------------------------------------------------------
         10.17*   Distribution Agreement between NE Restaurant Company, Inc. and
                  Alliant Foodservice, Inc., dated June 25, 1997.
--------------------------------------------------------------------------------
         10.18*   Form of Amendment to NE Restaurant Company, Inc. 401(k) Profit
                  Sharing Plan, dated April 29, 1996.
--------------------------------------------------------------------------------
         10.19*   Form of Amendment of Chili's Grill & Bar Restaurant
                  Development Agreement, dated as of June 1, 1997 by and between
                  Brinker International, Inc. and NE Restaurant Company, Inc.
--------------------------------------------------------------------------------
         10.20*   Form of Chili's Grill & Bar Restaurant Franchise Agreement
                  between Brinker International, Inc. and NE Restaurant Company,
                  Inc.
--------------------------------------------------------------------------------
         10.21*   Financial Advisory Services Agreement, dated July 21, 1998 by and between the Company and Jacobson Partners.
--------------------------------------------------------------------------------
         10.22*   Loan Agreement, dated June 30, 1998 by and between FFCA
                  Acquisition Corporation and NERC Limited Partnership II.
--------------------------------------------------------------------------------
         10.23*   Form of Promissory Note between FFCA Acquisition Corporation and NERC Limited Partnership II.
--------------------------------------------------------------------------------
         10.24**  Form of Sales contract between Berestco, Inc. and Pinnacle
                  Properties Management, Inc.
--------------------------------------------------------------------------------
         12.1*    Statement Regarding Computation of Ratio of Earnings to Fixed
                  Charges.
--------------------------------------------------------------------------------
         21.1*    Subsidiaries of Registrant.
--------------------------------------------------------------------------------
         27.1(1)  Financial Data Schedule
--------------------------------------------------------------------------------

----------
* Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant's registration statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 1998.

** Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(1)   Filed herewith.

(b) The Company did not file a Current Report on Form 8-K during the 4th Quarter of fiscal 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NE RESTAURANT COMPANY, INC.
                                            Registrant


                                            By:      /s/ Dennis Pedra
                                                --------------------------------
                                                     Dennis Pedra,  President


Date: March 30, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                                     DATE
---------               -----                                     ----

/s/ Benjamin Jacobson   Chairman of the Board, Director           March 30, 1999
----------------------
Benjamin Jacobson


/s/ Dennis Pedra        President, Director (Principal Executive  March 30, 1999
----------------------  Officer)
Dennis Pedra



/s/ Paul Hoagland       Vice President-Finance, Treasurer,        March 30, 1999
----------------------  Director, (Principal Financial Officer),
Paul Hoagland           (Principal Accounting Officer)


/s/ David Roosevelt     Director                                  March 30, 1999
----------------------
David Roosevelt


/s/ James Morgan        Director                                  March 30, 1999
----------------------
James Morgan

                                 EXHIBIT INDEX

--------------------------------------------------------------------------------
       Exhibit
         No.                              Description
         ---                              -----------
--------------------------------------------------------------------------------
         2.1*     Agreement and Plan of Merger, dated as of May 13, 1998 among
                  Bertucci's, Inc., NE Restaurant Company, Inc. ("NERCO") and
                  NERC Acquisition Corp.
--------------------------------------------------------------------------------
         3.1*     Certificate of Incorporation of NERCO.
--------------------------------------------------------------------------------
         3.2*     Certificate of Amendment of Certificate of Incorporation of
                  NERCO, dated August 1, 1998.
--------------------------------------------------------------------------------
         3.3*     Certificate of Amendment of Certificate of Incorporation of
                  NERCO, dated August 20, 1998.
--------------------------------------------------------------------------------
         3.4*     By-laws of NERCO.
--------------------------------------------------------------------------------
         3.5*     Articles of Incorporation of Bertucci's of Baltimore County,
                  Inc., as amended.
--------------------------------------------------------------------------------
         3.6*     Bylaws of Bertucci's of Baltimore County, Inc.
--------------------------------------------------------------------------------
         3.7*     Articles of Incorporation of Bertucci's of White Marsh, Inc.
--------------------------------------------------------------------------------
         3.8*     Bylaws of Bertucci's of White Marsh, Inc.
--------------------------------------------------------------------------------
         3.9*     Articles of Incorporation of Bertucci's of Columbia, Inc.
--------------------------------------------------------------------------------
         3.10*    Bylaws of Bertucci's of Columbia, Inc.
--------------------------------------------------------------------------------
         3.11*    Articles of Incorporation of Bertucci's of Anne Arundel
                  County, Inc.
--------------------------------------------------------------------------------
         3.12*    Bylaws of Bertucci's of Anne Arundel County, Inc.
--------------------------------------------------------------------------------
         3.13*    Articles of Incorporation of Bertucci's of Bel Air, Inc.
--------------------------------------------------------------------------------
         3.14*    Bylaws of Bertucci's of Bel Air, Inc.
--------------------------------------------------------------------------------
         3.15*    Articles of Organization of Sal & Vinnie's Sicilian
                  Steakhouse, Inc.
--------------------------------------------------------------------------------
         3.16*    By-Laws of Sal & Vinnie's Sicilian Steakhouse, Inc.
--------------------------------------------------------------------------------
         3.17*    Articles of Organization of Berestco, Inc., as amended
--------------------------------------------------------------------------------
         3.18*    By-Laws of Berestco, Inc.
--------------------------------------------------------------------------------
         3.19*    Articles of Organization of Bertucci's Restaurant Corp., as
                  amended
--------------------------------------------------------------------------------
         3.20*    By-Laws of Bertucci's Restaurant Corp.
--------------------------------------------------------------------------------
         3.21*    Articles of Organization of Bertucci's, Inc., as amended
--------------------------------------------------------------------------------
         3.22*    By-Laws of Bertucci's, Inc.
--------------------------------------------------------------------------------
         3.23*    Articles of Organization of Bertucci's Securities Corporation
--------------------------------------------------------------------------------
         3.24*    By-Laws of Bertucci's Securities Corporation
--------------------------------------------------------------------------------
         4.1*     Indenture, date July 20, 1998 between NERCO and United States
                  Trust Company of New York ("U.S. Trust") as Trustee (including the form of 10 3/4% Senior Note due July 15, 2008).
--------------------------------------------------------------------------------
         4.2*     Supplemental Indenture, dated as of July 21, 1998 by and among
                  Bertucci's, Inc., Bertucci's Restaurant Corp., Bertucci's
                  Securities Corporation, Berestco, Inc., Sal & Vinnie's
                  Sicilian Steakhouse, Inc., Bertucci's of Anne Arundel County,
                  Inc., Bertucci's of Columbia, Inc., Bertucci's of Baltimore
                  County, Inc., Bertucci's of Bel Air, Inc. and Bertucci's of
                  White Marsh, Inc. (collectively, the "Guarantors"), NERCO and
                  U.S. Trust
--------------------------------------------------------------------------------
         4.3*     Purchase Agreement, dated July 13, 1998 by and among NERCO,
                  Chase Securities Inc. and BancBoston Securities Inc.
--------------------------------------------------------------------------------
         4.4*     Amendment No. 1 to the Purchase Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston
                  Securities Inc. and the Guarantors
--------------------------------------------------------------------------------
         4.5*     Exchange and Registration rights Agreement, dated July 20,
                  1998 by and among NERCO, Chase Securities Inc. and BancBoston
                  Securities Inc.
--------------------------------------------------------------------------------
         4.6*     Amendment No. 1 to Exchange and Registration Rights Agreement,
                  dated July 21, 1998 by and among NERCO, Chase Securities Inc.,
                  BancBoston Securities Inc. and the Guarantors.
--------------------------------------------------------------------------------
         4.7*     Form of Stockholders Agreement, dated as of December 31, 1993 between the stockholders of NERCO and NERCO.
--------------------------------------------------------------------------------
         4.8*     Form of Stockholders Agreement, dated September 15, 1997 by and among certain stockholders of NERCO and NERCO.
--------------------------------------------------------------------------------
         10.1*    1997 Equity Incentive Plan of NERCO, dated September 15, 1997 for certain key employees and directors of NERCO.
--------------------------------------------------------------------------------
         10.2*    Form of NE Restaurant Company, Inc. 401(k) profit Sharing
                  Plan, dated January 1, 1996.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
       Exhibit
         No.                              Description
         ---                              -----------
--------------------------------------------------------------------------------
         10.3*    Form of NE Restaurant Company Deferred Compensation Plan for
                  certain eligible executives of NERCO.
--------------------------------------------------------------------------------
         10.4*    Employment Agreement by and between NE Restaurant Company
                  Limited Partnership, NE Restaurant (Glastonbury) Limited
                  Partnership and NE Restaurant (Cambridge) Limited
                  Partnership(collectively, the "Partnerships"), the respective general partners of the Partnerships, NERCO, NE Restaurant
                  (Connecticut), Inc. and NE Restaurant (Cambridge), Inc. and
                  Dennis D. Pedra, dated September 30, 1991 (the "Pedra
                  Employment Agreement").
--------------------------------------------------------------------------------
         10.5*    Employment Agreement by and between NE Restaurant Company
                  Limited Partnership, NE Restaurant (Glastonbury) Limited
                  Partnership and NE Restaurant (Cambridge) Limited Partnership
                  (collectively, the "Partnerships"), the respective general partners of the Partnerships, NERCO, NE Restaurant
                  (Connecticut), Inc. and NE Restaurant (Cambridge), Inc. and
                  Paul V. Hoagland, dated September 30, 1991 (the "Hoagland
                  Employment Agreement").
--------------------------------------------------------------------------------
         10.6*    Amendment to the Pedra Employment Agreement, dated December
                  31, 1993.
--------------------------------------------------------------------------------
         10.7*    Amendment to the Hoagland Employment Agreement, dated December
                  31, 1993.
--------------------------------------------------------------------------------
         10.8*    Form of Chili's Grill & Bar Restaurant Development Agreement,
                  dated May 17, 1994 between Brinker International, Inc. and
                  NERCO.
--------------------------------------------------------------------------------
         10.9*    On The Border Restaurant Development Agreement, dated June 23,
                  1997 between Brinker International, Inc. and NERCO (including form of Franchise Agreement)
--------------------------------------------------------------------------------
         10.10*   Lease of Headquarters of the Company at 80A Turnpike Road,
                  Westborough, Massachusetts, dated September 30, 1997, as
                  amended on March 25, 1998.
--------------------------------------------------------------------------------
         10.11*   Form of Credit Agreement among BankBoston, N.A., Chase Bank of
                  Texas, N.A. NERCO, the Guarantors and Bertucci's of Montgomery
                  County, Inc., dated as of July 21, 1998.
--------------------------------------------------------------------------------
         10.12*   Form of Management Incentive Agreement.
--------------------------------------------------------------------------------
         10.13*   Loan Agreement, dated August 6, 1997 by and between FFCA
                  Acquisition Corporation and NERC Limited Partnership.
--------------------------------------------------------------------------------
         10.14*   First Amendment to Loan Agreement, dated August 6, 1997 by and between FFCA Acquisition Corporation and NERC Limited
                  Partnership.
--------------------------------------------------------------------------------
         10.15*   Form of Promissory Note between FFCA Acquisition Corporation and NERC Limited Partnership.
--------------------------------------------------------------------------------
         10.16*   Custom Distribution Agreement between Bertucci's Restaurant
                  Corp., Inc. and Ferraro Foods, Inc. dated May 13, 1998.
--------------------------------------------------------------------------------
         10.17*   Distribution Agreement between NE Restaurant Company, Inc. and
                  Alliant Foodservice, Inc., dated June 25, 1997.
--------------------------------------------------------------------------------
         10.18*   Form of Amendment to NE Restaurant Company, Inc. 401(k) Profit
                  Sharing Plan, dated April 29, 1996.
--------------------------------------------------------------------------------
         10.19*   Form of Amendment of Chili's Grill & Bar Restaurant
                  Development Agreement, dated as of June 1, 1997 by and between
                  Brinker International, Inc. and NE Restaurant Company, Inc.
--------------------------------------------------------------------------------
         10.20*   Form of Chili's Grill & Bar Restaurant Franchise Agreement
                  between Brinker International, Inc. and NE Restaurant Company,
                  Inc.
--------------------------------------------------------------------------------
         10.21*   Financial Advisory Services Agreement, dated July 21, 1998 by and between the Company and Jacobson Partners.
--------------------------------------------------------------------------------
         10.22*   Loan Agreement, dated June 30, 1998 by and between FFCA
                  Acquisition Corporation and NERC Limited Partnership II.
--------------------------------------------------------------------------------
         10.23*   Form of Promissory Note between FFCA Acquisition Corporation and NERC Limited Partnership II.
--------------------------------------------------------------------------------
         10.24**  Form of Sales contract between Berestco, Inc. and Pinnacle
                  Properties Management, Inc.
--------------------------------------------------------------------------------
         12.1*    Statement Regarding Computation of Ratio of Earnings to Fixed
                  Charges.
--------------------------------------------------------------------------------
         21.1*    Subsidiaries of Registrant.
--------------------------------------------------------------------------------
         27.1(1)  Financial Data Schedule
--------------------------------------------------------------------------------

----------
* Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant's registration statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 1998.

** Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(1)   Filed herewith.

                           NE RESTAURANT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,     December 30,
                                                               1997             1998
                                                          -------------    -------------
                    ASSETS

Current Assets:
   Cash                                                   $     247,675    $   5,456,110
   Credit card receivables                                      297,221        1,115,925
   Inventories                                                  592,143        2,063,964
   Prepaid expenses and other current assets                    184,494          866,643
   Prepaid and current deferred income taxes                    111,504       10,530,585
   Pre-opening costs, net of accumulated amortization           159,728        1,135,055
                                                          -------------    -------------
      Total current assets                                    1,592,765       21,168,282
                                                          -------------    -------------

Property and Equipment, at cost:
   Land and land right                                        3,792,524        8,190,477
   Buildings                                                  4,216,126       11,676,629
   Leasehold improvements                                    16,623,160       65,525,594
   Furniture and equipment                                   15,155,666       38,436,293
                                                          -------------    -------------
                                                             39,787,476      123,828,993
   Less - Accumulated depreciation                           (9,992,744)     (16,340,923)
                                                          -------------    -------------
                                                             29,794,732      107,488,070
   Construction work in process                               1,157,813        3,309,822
                                                          -------------    -------------
      Net property and equipment                             30,952,545      110,797,892

Deferred Taxes, noncurrent                                       62,388               --
Goodwill, net                                                        --       32,958,037
Deferred Finance Costs, net                                   1,415,402        9,116,719
Assets Held for Sale                                                 --        6,601,000
Liquor licenses                                               1,195,887        3,138,464
Restricted investments                                          931,676        1,170,043
Other assets, net                                             1,186,163        1,781,168
                                                          -------------    -------------
      TOTAL ASSETS                                        $  37,336,826    $ 186,731,605
                                                          =============    =============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Current portion of mortgage loan and bonds payable     $     632,538    $     843,708
   Accounts payable                                           3,987,794       10,649,346
   Accrued expenses                                           5,298,000       27,790,614
   Capital lease obligation- current portion                     79,997           72,647
                                                          -------------    -------------
      Total current liabiliites                               9,998,329       39,356,315
Line of Credit Loans                                         13,500,000               --
Capital lease obligation, net of current portion                232,490          150,739
Mortgage Loan Payable, net of current portion                23,463,313       28,151,894
Bonds Payable, net of current portion                                --      100,000,000
Deferred Rent and Other Long-Term Liabilites                  3,249,548        4,960,790
                                                          -------------    -------------
      Total liabilities                                      50,443,680      172,619,738
Commitments and Contingencies
Stockholders' Equity:
   Common stock, $01 par value
      Authorized 4,000,000 shares
      Issued - 2,006,000 shares at December 31, 1998
      and 3,666,370 shares at December 31, 1998                  20,060           36,664
   Less Treasury stock-689,344 shares at cost                (8,017,070)      (8,017,070)
   Additional paid in capital                                    22,440       29,053,920
   Accumulated deficit                                       (5,132,284)      (6,961,647)
                                                          -------------    -------------
      Total stockholders' equity (deficit)                  (13,106,854)      14,111,867
                                                          -------------    -------------
                                                          $  37,336,826    $ 186,731,605
                                                          =============    =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                           NE RESTAURANT COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended:
                                                        December 31,    December 31,    December 30,
                                                       -------------   -------------   -------------
                                                            1996            1997            1998
                                                       -------------   -------------   -------------
Net Sales                                              $  70,094,027   $  81,363,751   $ 160,805,177
                                                       -------------   -------------   -------------

Cost of Sales and Expenses
   Cost of sales                                          21,203,336      23,383,851      44,376,765
   Operating expenses                                     34,267,183      40,931,889      84,540,209
   General and administrative expenses                     3,678,875       4,206,862       8,203,830
   Deferred rent, depreciation and
      amortization                                         3,679,095       3,910,946      10,920,968
   Taxes other than income                                 3,207,253       3,828,798       7,490,316
                                                       -------------   -------------   -------------
      Total cost of sales and expenses                    66,035,742      76,262,346     155,532,088
                                                       -------------   -------------   -------------

   Income from operations                                  4,058,285       5,101,405       5,273,089

Interest Expense, net                                      1,053,432       1,917,605       8,004,260

                                                       -------------   -------------   -------------
   Income (loss) before income tax expense (benefit)       3,004,853       3,183,800      (2,731,171)

Income Tax Expense (Benefit)                               1,046,407       1,083,470        (901,808)

                                                       -------------   -------------   -------------
   Net Income (Loss)                                      $1,958,446      $2,100,330     $(1,829,363)
                                                       =============   =============   =============

Basic and Diluted Earnings (Loss) per Share               $     0.98      $     1.22     $     (0.89)

Weighted Average Shares Outstanding                        2,000,000       1,722,918       2,053,692

              The accompanying notes are an integral part of these
                        consolidated financial statements

                           NE RESTAURANT COMPANY, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended December 30, 1998, December 31, 1997 and December 31, 1996

                                                Common Stock                 Treasury Stock
                                         ----------------------------------------------------------
                                          Number of      $.01 per       Number of
                                            Shares         Share          Shares          Amount
                                         ----------------------------------------------------------
Balance December 31, 1995                   2,000,000   $     20,000             --    $         --

   Net Income                                      --             --             --              --

                                         ------------   ------------   ------------    ------------
Balance December 31, 1996                   2,000,000         20,000             --              --

   Net Income                                      --             --             --              --
   Issuance of common stock                     6,000             60             --              --
   Cash dividend and return of capital             --             --             --              --
   Purchase of treasury stock                      --             --       (716,429)     (8,332,069)
   Sale of treasury stock                          --             --         27,085         314,999

                                         ------------   ------------   ------------    ------------
Balance December 31, 1997                   2,006,000         20,060       (689,344)     (8,017,070)

   Net Loss                                        --             --             --              --
   Additional Stock Issued and Paid
    in Capital                              1,660,370         16,604             --              --

                                         ------------   ------------   ------------    ------------
Balance December 31, 1998                   3,666,370   $     36,664       (689,344)   $ (8,017,070)
                                         ============   ============   ============    ============

                                                           (Accumulated        Total
                                                             Deficit)      Stockholders'
                                         Additional Paid     Retained         Equity
                                            In Capital       Earnings        (Deficit)
Balance December 31, 1995                  $  4,447,933    $  3,030,867    $  7,498,800

   Net Income                                        --       1,958,446       1,958,446

                                           ------------    ------------    ------------
Balance December 31, 1996                     4,447,933       4,989,313       9,457,246

   Net Income                                        --       2,100,330       2,100,330
   Issuance of common stock                      22,440              --          22,500
   Cash dividend and return of capital       (4,447,933)    (12,221,927)    (16,669,860)
   Purchase of treasury stock                        --              --      (8,332,069)
   Sale of treasury stock                            --              --         314,999

                                           ------------    ------------    ------------
Balance December 31, 1997                        22,440      (5,132,284)    (13,106,854)

   Net Loss                                        --      (1,829,363)     (1,829,363)
   Additional Stock Issued and Paid in Capital                29,031,480              --      29,048,084

                                           ------------    ------------    ------------
Balance December 31, 1998                  $ 29,053,920    $ (6,961,647)   $ 14,111,867
                                           ============    ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                           NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended
                                                         December 31,     December 31,     December 30,
                                                        -------------    -------------    -------------
                                                             1996             1997             1998
                                                        -------------    -------------    -------------
Cash Flows from Operating Activities
   Net Income (Loss)                                    $   1,958,446    $   2,100,330    $  (1,829,363)
                                                        -------------    -------------    -------------

   Adjustments to reconcile net income/(loss)
   to net cash provided by operating
   activities
      Depreciation, amortization and deferred rent          3,679,095        3,910,946       10,920,968
      Deferred Income Taxes                                  (271,789)         (34,243)      (1,570,892)
   Changes in operating assets and liabilities
      Refundable and pre-paid income taxes                    133,091               --       (1,265,572)
      Inventories                                             (53,740)         115,026         (267,887)
      Prepaid expenses, receivables and other                (219,213)         229,495         (335,987)
      Accrued expenses                                        931,398          753,267        9,642,444
      Accounts payable                                       (412,554)       1,376,364        3,041,742
      Other operating assets and liabilities                 (115,125)          65,595       (1,113,121)
                                                        -------------    -------------    -------------
         Total adjustments                                  3,671,163        6,416,450       19,051,695
                                                        -------------    -------------    -------------
Net cash provided by operating activities                   5,629,609        8,516,780       17,222,332

Cash Flows from Investing Activities
   Business acquired, net of cash                                  --               --      (89,358,175)
   Additions to property and equipment                     (7,946,034)      (4,478,755)     (19,354,475)
   Development and franchise fees paid                       (160,000)        (320,000)        (240,000)
   Acquisition of liquor licenses                             (61,937)         (20,464)         (64,301)
   Additions to preopening costs                             (730,021)        (392,371)      (1,954,082)
                                                        -------------    -------------    -------------
Net cash used in investing activities                      (8,897,992)      (5,211,590)    (110,971,033)
                                                        -------------    -------------    -------------

Cash Flows from financing activities
   Borrowings of mortgage loans                                    --       24,250,000        5,677,000
   Repayments of Mortgage loans                                    --         (154,149)        (802,249)
   Financing costs                                                 --       (1,439,402)      (7,876,598)
   Cash Dividend Paid                                              --      (12,221,927)              --
   Return of capital                                               --       (4,447,933)              --
   Issuance of common shares                                       --           22,500       29,048,084
   Repurchase of treasury shares                                   --       (8,260,827)              --
   Sale of treasury shares                                         --          243,757               --
   Principal payments under capital lease obligations         (23,223)         (85,463)         (89,101)
   Net (payments) borrowings under lines of credit          3,305,000       (1,375,000)     (27,000,000)
   Borrowings of bonds payable                                     --                       100,000,000
                                                        -------------    -------------    -------------
Net cash provided by (used in) financing activities         3,281,777       (3,468,444)      98,957,136
                                                        -------------    -------------    -------------

Net Increase (Decrease) in Cash                                13,394         (163,254)       5,208,435
Cash, beginning of year                                       397,535          410,929          247,675
                                                        -------------    -------------    -------------
Cash, end of year                                       $     410,929    $     247,675    $   5,456,110
                                                        =============    =============    =============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest, net of amounts capitalized   $   1,067,325    $   1,946,811    $   3,756,100
                                                        =============    =============    =============
   Cash paid for income taxes                           $   1,151,186    $   1,217,812    $     457,000
                                                        =============    =============    =============

During 1996, a capital lease obligation of approximately $400,000 was incurred when the Company entered into a lease for new equipment.

                           NE RESTAURANT COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1) Organization and Operations

      NE Restaurant Company, Inc. (a Delaware corporation) (the "Company") was incorporated on January 1, 1994. On January 1, 1994, the partners of NE Restaurant Holdings Group (the "Group") transferred 100% of their respective partnership interests in exchange for an aggregate of 2,000,000 shares of the common stock of the Company. All significant leases, franchise agreements and other contracts were assigned from the Group to the Company.

      The Company was formed to acquire and operate restaurants situated in Massachusetts, New Hampshire, Maine, Vermont, Rhode Island, Connecticut and portions of New York. As of December 30, 1998, the Company operated 33 Chili's and four On The Border restaurants in five New England states. The restaurants are operated under franchise agreements with Brinker International (a Texas corporation) ("Brinker"). The restaurants offer a full bar and dining service featuring a limited menu of broadly appealing food items prepared daily according to special Chili's and On The Border recipes.

      On August 6, 1997, the Company formed a wholly-owned limited partnership, NERC Limited Partnership ("NERCLP"), to obtain the mortgage loans from FFCA discussed below. On April 3, 1998, the Company formed a wholly owned limited partnership, NERC Limited Partnership II ("NERCLPII") to obtain the additional FFCA loans discussed below.

      In July 1998, the Company completed its acquisition of Bertucci's, a publicly owned restaurant company. As of December 30, 1998, the Company owned and operated 89 full-service casual dining, Italian-style restaurants under the name Bertucci's Brick oven Pizzeria located primarily in the northeastern and Mid-Atlantic United States and one Sal and Vinnie's Steakhouse located in Massachusetts.

      All significant intercompany accounts and transactions have been eliminated in consolidation.

      Change in Year End. In 1998, the Company changed its fiscal year to the 52 or 53 week period ended on the Wednesday closest to December 31st. Fiscal years prior to 1998 ended on December 31st. Each of the years presented consists of 52 weeks.

(2) Acquisition

      On July 21, 1998, the Company through a wholly owned subsidiary, NE Restaurant Acquisition Corp., completed its acquisition of Bertucci's Inc. ("Bertucci's") pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998 (the "Acquisition"). The Company purchased all of the issued and outstanding shares of Bertucci's common stock at a price of $10.50 per share. The total purchase price was $89.4 million. NE Restaurant Acquisition Corp. had no operations prior to the acquisition and was subsequently merged into the Company. In connection with the acquisition, the Company sold $100,000,000 principal amount of 10 3/4% Senior Notes due July 15, 2008. The net proceeds along with equity financing of approximately $29 million were used to consummate the Acquisition, repay certain outstanding indebtedness of the Company and Bertucci's and pay fees and expenses incurred in connection with the financing and the Acquisition.

      The purchase price, including expenses related to the acquisition has been allocated to assets and liabilities based on estimated fair market values on July 21, 1998. The difference between the purchase price and the net assets acquired of $34 million has been recorded as Goodwill and is being amortized over 15 years. The amortization for the period from the date of Acquisition to December 30, 1998 was approximately $1.0 million.

The purchase price has been allocated to assets acquired and liabilities assumed, as follows (dollars in thousands):

Cash                                                                      3,669
Accounts receivable                                                    $    204
Inventories                                                               1,204
Other current assets                                                      2,982
Property and equipment                                                   67,976
Assets held for sale                                                      6,601
Other assets                                                              7,353
Accounts payable                                                         (3,620)
Accrued liabilities                                                     (12,851)
Line of Credit and Notes Payable                                        (13,525)
Other liabilities                                                          (929)
                                                                       --------
   Net Assets Acquired                                                   59,037
Goodwill                                                                 33,963
   Total purchase price                                                  93,027
   Cash Acquired                                                         (3,669)
                                                                       --------
Net Purchase Price                                                     $ 89,358
                                                                       ========

Assets Held for Sale

      The acquisition of Bertucci's included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. The Company has decided to close 18 underperforming Bertucci's restaurants. In addition, the Company has decided to sell the former Bertucci's headquarters located in Massachusetts. The assets related to these locations, which are primarily property and equipment, have been assigned a value of approximately $6.6 million based on estimated sale proceeds. From the date of the Acquisition to December 30, 1998, these locations had combined net sales of approximately $18.7 million and a combined approximate $889,000 loss from operations. Any operating profit or loss related to these locations held for sale are and will be included in the consolidated statement of income through the date of sale, as the operating locations to be sold had not been identified at the date of the Acquisition. It is anticipated that the closing and sale of the above assets will be completed by the fall of 1999.

      As of the date of acquisition, the Company accrued approximately $3 million related to closing these locations, consisting of estimated lease commitments beyond the closings and certain exit costs. As of December 30, 1998, these accrued costs are included in accrued expenses. Any additional restaurant closing costs and any gain/(loss) on the sales or the ultimate disposition of these locations has been or will be treated as an adjustment to the original purchase price allocation.

      The following presents the approximate unaudited proforma consolidated statements of income of the Company for the years ended December 30, 1998 and December 31, 1997. The statements give proforma effect to the acquisition of Bertucci's as if the acquisition had occurred on January 1, 1997 the sale of $100,000,000 principal amount of 10.75% Notes and the closing of the restaurant locations discussed above.

                                              (In thousands, except where noted)
                                                  Year Ended       Year Ended
                                                 December 31,     December 30,
                                                     1997             1998
                                                  ---------        ---------

Net Sales                                         $ 218,084        $ 243,414

Costs and Expenses
   Cost of Sales                                     57,486           64,980
   Operating expenses                               112,037          129,163
   General & Administrative expenses                 12,353           11,604
   Deferred Rent, Depreciation &
      Amortization                                   16,124           18,167
   Taxes other than income                           10,819           11,799
                                                  ---------        ---------
          Total costs and expenses                  208,819          235,713

Operating Income                                      9,265            7,701

Interest Expense, net                                12,998           14,474

                                                  ---------        ---------
Loss before income taxes                             (3,733)          (6,773)

Income taxes benefit                                   (979)          (1,838)

                                                  ---------        ---------
Net loss                                          ($  2,754)       ($  4,935)
                                                  =========        =========

      In computing the proforma earnings, earnings have been reduced by the net interest expense on indebtedness incurred in connection with the acquisition and related amortization of deferred finance costs. In addition, earnings have been increased by the losses incurred by the locations to be closed discussed above and decreased by the amortization of goodwill related to the acquisition. The proforma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred on January 1, 1997, or which may be reported in the future.

(3) Summary of Significant Accounting Policies

Reclassification

      Certain reclassifications have been made to prior year financial statements to make them consistent with the current year's presentation.

Use of Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

      Inventories are carried at the lower of first-in, first-out cost or market value, and consist of the following:

                                                     1997                1998
                                                  ----------          ----------

Food ..........................................   $  287,226          $1,190,961
Liquor ........................................      304,917             664,560
Supplies ......................................      -- 0 --             208,443
                                                  ----------          ----------
     Total inventory ..........................   $  592,143          $2,063,964
                                                  ==========          ==========

Property and Equipment

      Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method to charge the cost of properties to expense over the estimated useful lives of the assets. The lives used are as follows:

Asset Classification                                   Estimated Useful Life
--------------------                                   ---------------------
Buildings                                                   20-40 years
Leasehold improvements                             Shorter of Term of the lease
                                                   (ranging between 10-20 years)
Furniture, machinery and equipment                  or life of asset 3-10 years

      Included in furniture and equipment in the accompanying consolidated balance sheets is smallwares. The Company capitalizes a normal complement of smallwares for each location prior to the store's opening date and expenses all smallwares purchased after each store's opening date.

Long-Lived Assets

      In 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company's long-lived assets consist primarily of goodwill, real estate and leasehold improvements related to its restaurant operations. SFAS No. 121 requires management to consider whether long-lived assets have been impaired by comparing gross future cash flows expected to be generated from utilizing these assets to their carrying amounts. If cash flows are not sufficient to recover the carrying amount of the assets, an impairment has occurred and the assets should be written down to their fair market value. Significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity are required to be made by management in order to test for impairment under this standard. Based on current facts, estimates and assumptions, management believes that no assets are impaired under this standard. There is no assurance that management's estimates and assumptions will prove correct.

Land Right

      In 1994, the Company executed an agreement to prepay the rent associated with a 99-year lease for land in Southington, Connecticut. Prepaid rental payments totaled $735,000 and are reflected as a land right in the accompanying consolidated balance sheets. The lease is renewable for an additional 99 years for a payment of $1.

Capitalized Interest

      The Company capitalizes interest costs during the construction period on capital expenditures funded by debt. Total interest costs incurred and amounts capitalized are as follows:

                                               1996         1997         1998
                                            ----------   ----------   ----------
          Total interest expense ........   $1,151,490   $1,961,428   $8,200,344
          Less--Amount capitalized ......       98,058       43,823      196,084
                                            ----------   ----------   ----------
Interest expense, net of amounts
       capitalized ......................   $1,053,432   $1,917,605   $8,004,260
                                            ==========   ==========   ==========

Other Assets

      Other assets are comprised partially of development and franchise fees (see Note 10) and trademarks. Development fees are amortized over seven years, and franchise fees are amortized over the life of the franchise agreements (20 years). Trademarks are amortized over 25 years. Accumulated amortization of these assets amounts to approximately $509,000 and $303,000 at December 30, 1998 and December 31, 1997, respectively.

      Other assets also include investments restricted for the payment of certain officers' deferred compensation. These investments are stated at market value at December 30, 1998 and December 31, 1997. Since these securities are from time to time bought and sold at the discretion of the officers they are classified as trading securities.

Pre-opening Costs

      Capitalized pre-opening costs include the direct and incremental costs typically associated with the opening of a new restaurant. These costs primarily consist of costs incurred to develop new restaurant management teams; travel and lodging for both the training and opening unit management teams; and the food, beverage and supplies costs incurred to perform role-play testing of all equipment, concept systems and recipes. Subsequent to the restaurant opening, costs are amortized over a 12-month period. Accumulated amortization of these costs at December 30, 1998 and December 31, 1997 amounted to approximately $1,364,000 and $188,000, respectively.

New Accounting Pronouncements

      In April 1998, the AICPA issued its Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although early application is encouraged. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which it is first adopted and should be reported as a cumulative effect of a change in accounting principle.

      The Company has adopted SOP 98-5 as of January 1, 1999. Upon adoption, the Company incurred a cumulative effect of a change in accounting principle of approximately $1.1 million in 1999. This write off was primarily for unamortized preopening costs which were previously amortized over the 12-month period subsequent to a restaurant opening.

Accrued Liabilities

      Accrued liabilities consist of the following as of December 30, 1998 and December 31, 1997

                                                        1997             1998
                                                    -----------      -----------
Accrued occupancy costs                             $   687,622      $ 1,418,327
Accrued payroll and related benefits                  2,305,483        9,490,222
Accrued interest                                         71,199        4,800,362
Accrued advertising                                     421,855        1,741,820
Accrued royalties                                       362,947        1,581,382
Unredeemed gift certificates                            772,164        1,857,568
Accrued sales tax                                       378,568          623,958
Accrued income taxes                                         --          195,932
Store closing reserves                                       --        3,040,000
Other accrued liabilities                               298,162        3,041,043
                                                    -----------      -----------
                                                    $ 5,298,000      $27,790,614
                                                    ===========      ===========

Deferred Finance Costs

      Underwriting, legal and other direct costs incurred in connection with the issuance of the senior notes and mortgages discussed below have been capitalized and are being amortized over the life of the related borrowings.

Liquor Licenses

      Liquor licenses purchased are accounted for at the lower of cost or market. Annual renewal fees are expensed as incurred.

Fair Value of Financial Instruments

      The Company's financial instruments consist mainly of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, line of credit loans and long-term debt. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The Senior Bank Facility loans bear interest at a variable market rate and therefore, the carrying amount approximates fair value. The fair value of the Company's senior notes and mortgage loans based on quoted market prices for similar issues approximate the current carrying value.

(4) Income Taxes

      The Company accounts for income taxes under the liability method in accordance with SFAS 109. The components of the provision for income taxes for the years ended December 30, 1998, December 31, 1997, and December 31, 1996 are as follows:

                                                   1996           1997           1998
                                               -----------    -----------    -----------
Current--
   Federal .................................   $ 1,016,485    $   704,254    $   460,329
   State ...................................       301,711        304,834        208,755
                                               -----------    -----------    -----------
                                                 1,318,196      1,009,088        669,084
                                               -----------    -----------    -----------
Deferred--
  Federal ..................................      (278,597)        56,835     (1,080,772)
  State ....................................         6,808         17,547       (490,120)
                                               -----------    -----------    -----------
                                                  (271,789)        74,382     (1,570,892)
                                               -----------    -----------    -----------
  Total (benefit)/provision for income taxes   $ 1,046,407    $ 1,083,470    $  (901,808)
                                               ===========    ===========    ===========

      A reconciliation of the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before taxes for the years ended December 30, 1998, December 31, 1997, and December 31, 1996 are as follows:

                                            1996          1997          1998
                                        -----------   -----------   -----------
Income tax expense (benefit) computed
   at federal statutory rate            $ 1,020,821   $ 1,082,492   $  (928,598)
State taxes, net of federal benefit         204,326       212,771      (216,253)
FICA tax credit                            (180,756)     (216,253)     (210,000)
Targeted jobs tax credit                         --        (1,897)       (3,197)
Goodwill amortization                            --            --       484,953
Other                                         2,016         6,357       (28,713)
                                        -----------   -----------   -----------
   Income tax provision (benefit)       $ 1,046,407   $ 1,083,470   $  (901,808)
                                        ===========   ===========   ===========

     Significant items giving rise to deferred tax assets and deferred tax liabilities at December 30, 1998 and December 31, 1997 are as follows:

                                                       1997            1998
                                                   ------------    ------------
Deferred tax assets:
   Deferred rent                                   $    933,407    $  1,009,744
   Store closing write downs and liabilities                 --       7,467,000
   Deferred and accrued compensation                    425,952         549,223
   Accrued expenses and other                            13,882       1,658,012
                                                   ------------    ------------
                                                      1,373,241      10,683,979
                                                   ------------    ------------

   Deferred tax liabilities--
   Accelerated tax depreciation                        (984,220)       (971,239)
   Pre-opening costs                                    (64,322)       (344,094)
   Liquor licenses                                     (150,807)       (118,577)
                                                   ------------    ------------
                                                     (1,199,349)     (1,433,910)
                                                   ------------    ------------
      Total net deferred tax assets                $    173,892    $  9,250,069
                                                   ============    ============
Current portion                                    $    111,504    $  9,265,011
                                                   ============    ============
Noncurrent portion                                 $     62,388    $    (14,942)
                                                   ============    ============

No valuation allowance has been provided as the Company estimates that all of the tax assets will be realized.

(5) Senior Bank Facility

      During 1998, the Company entered into the Senior Bank Facility with BankBoston, N.A. and Chase Bank of Texas, N.A (the "Banks"). The Senior Bank Facility replaced the existing Line-of-Credit Loans between the Company and BankBoston. The Senior Bank Facility is secured by substantially all the tangible and intangible assets of the Company and its subsidiaries, other than NERCLP. The Senior Bank Facility is in effect until August 2001, under which the Company may borrow up to $20,000,000 and will include a $1,000,000 sub-limit for the issuance of letters of credit. The Company pays a commitment fee of 0.3750% on the aggregate undrawn portion of the Senior Bank Facility. Borrowings bear interest at the Company's option of either, the LIBOR rate, as defined in the agreement, plus an applicable margin based on the Company's ratio of debt to EBITDA, or the Base Rate, as defined in the agreement, plus an applicable margin based on the Company's ratio of debt to EBITDA. The weighted average interest rate on the line of credit loans and the Senior Bank Facility during months with outstanding borrowings in 1998 was 7.75%. No borrowings were outstanding as of December 30, 1998.

      The loan agreement contains various restrictive covenants that, among other thing, require the Company to comply with specified financial ratios and tests, including minimum interest coverage, minimum fixed charge coverage, and maximum leverage ratios, minimum net worth levels and maximum capital expenditure amounts. The Company was in compliance with or had received waivers relative to these covenants at December 30, 1998.

(6) Capital Lease Obligation

      During 1996, the Company entered into a capital lease with the Bank for restaurant equipment. At the expiration of the lease in 2001, the Company may purchase the equipment at the then fair market value.

      The minimum lease payments due under the lease as of December 30, 1998 are as follows:

                                                                        Lease
                                                                     Payments to
                                                                       be Made
                                                                       -------
Year
      1999 .......................................................      92,398
      2000 .......................................................      92,398
      2001 .......................................................      69,301
                                                                     ---------
                                                                       254,097
      Less--Interest .............................................      30,711
                                                                     ---------
                                                                     $ 223,386
                                                                     =========
      Current portion of obligation...............................   $  72,647
                                                                     =========
      Long-term portion of obligation.............................   $ 150,739
                                                                     =========

(7) Mortgage Loans and Bond Payable

      On August 6, 1997, NERCLP entered into a loan agreement (the "Loan Agreement") with FFCA Acquisition Corporation ("FFCA") in the aggregate amount of $22,400,000 (the "Initial FFCA Loans"), evidenced by promissory notes maturing on various dates from September 2002 through September 2017, with interest at 9.67% per annum. Proceeds from the FFCA Loans were used to pay the Company for real estate assets sold and transferred to NERCLP. The Company then used the sale proceeds to make certain payments to its shareholders (see Note 13 for further discussion). NERCLP mortgaged 17 restaurant properties to FFCA as collateral for the Initial FFCA Loans. On or about August 28, 1997, NERCLP obtained additional financing from FFCA in the aggregate amount of $1,850,000 (the "1997 Additional FFCA Loans"), evidenced by promissory notes maturing on various dates from September 2007 through September 2017, with interest at 9.701% per annum. The 1997 Additional FFCA Loans were collateralized by mortgages on three restaurant properties. Between July 2, 1998 and December 10, 1998, NERCLPII obtained additional financing from FFCA in the aggregate amount of $5,677,000 (the "1998 Additional FFCA Loans", which together with the Initial FFCA Loans and the 1997 Additional FFCA Loans are hereinafter referred to as the "FFCA Loans"), evidenced by promissory notes maturing on various dates from January 2006 to January 2019, with interest rates ranging from 8.440% to 9.822% per annum. The 1998 Additional FFCA Loans were collateralized by mortgages on 4 restaurant properties. The net book value of all properties covered by mortgages granted to FFCA on the dates of borrowing was $32,091,000. For the years ended December 30, 1998 and December 31, 1997, interest related to the FFCA Loans was $2,362,000 and $708,000, respectively.

      The Loan Agreements with FFCA contain restrictive covenants that requires the maintenance of Fixed Charge Coverage Ratios of 1.25:1, as determined on each December 31, with respect to each of the FFCA mortgaged restaurant properties individually. "Fixed Charge Coverage Ratio" is defined in the Loan Agreement to mean the ratio of (a) the sum of net income, depreciation and amortization, interest expense and operating lease expense, less a corporate overhead allocation equal to 5% of gross sales, for an FFCA mortgaged restaurant property to (b) the sum of FFCA debt service payments, equipment lease and equipment loan payments and ground lease rental payments for such restaurant property. If the Fixed Charge Coverage Ratio is not achieved by any individual restaurant, the Company is required to pay FFCA an amount sufficient to comply with the Fixed Charge Coverage Ratio. The Company was in compliance with these covenants as of December 30, 1998.

      Existing loan documents between FFCA, NERCLP and NERCLPII are cross-defaulted and cross-collateralized with all other loan agreements, existing or forthcoming, between FFCA, NERCLP and NERCLPII or the Company, subject to certain limited exceptions.

      On July 13, 1998, the Company issued $100 million of 10 3/4% Senior Notes due 2008 (the "Notes"). Interest on the Notes is payable semi-annually on January 15 and July 15, with payments commencing on January 15, 1999. The net proceeds were $92.0 million, after expenses in connection with the offering. The proceeds were used to fund the purchase price of the acquisition of Bertucci's, Inc. and its subsidiaries and, along with equity contributions, to repay outstanding bank debt. After July 15, 2003, the Company may, at its option, redeem any or all of the Notes at face value, plus a premium of up to approximately 5% through July 15, 2006. Thereafter, the Notes may be redeemed at face value. In addition, anytime through July 15, 2001, the Company may redeem up to 35% of the Notes, subject to restrictions, with the net proceeds of one or more Equity Offerings, as defined, at a redemption price of 110.75% of the principal amount of such Notes. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Notes may require the Company to repurchase the Notes, at a redemption price of 101%. The Notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all of the Company's subsidiaries, other than those that are, or will become, parties to the FFCA loans or other similar secured financings. These Senior Notes were exchanged for Senior Notes with the same terms pursuant to a registered exchange offer that was completed in November 1998.

The loan payments due under the FFCA loans and the Notes as of December 30, 1998 are as follows:

                                                            Loan
                                                         Principal
                                                        Payments to
                                                          be Made
                                                       ------------
          Year Ending        1999                      $    843,708
                             2000                           921,575
                             2001                         1,014,149
                             2002                         1,084,156
                             2003                         1,092,678
                       Thereafter                       124,039,336
                                                       ------------
                                                       $128,995,602
                                                       ============

(8) Commitments and Contingencies

Operating Leases

      The Company has entered into numerous lease arrangements, primarily for restaurant land, equipment and buildings, which are noncancelable and expire on various dates through 2028.

      Some operating leases contain rent escalation clauses whereby the rent payments increase over the term of the lease. Rent expense includes base rent amounts, percentage rent payable periodically, as defined in each lease, and rent expense accrued to recognize lease escalation provisions on a straight-line basis over the lease term. Rent expense recognized in operating expenses in the accompanying consolidated statements of income was approximately $10,292,000, $3,955,000 and $3,324,000 for the years ended December 30, 1998, December 31, 1997 and December 31, 1996, respectively. The excess of accrued rent over amounts paid is classified as deferred rent in the accompanying consolidated balance sheets.

The approximate minimum rental payments due under all noncancelable operating leases as of December 30, 1998 are as follows:

                                                          Rental
                                                        Payments to
                                                          be Made
                                                       ------------
          Year
                             1999 ..................   $ 16,058,507
                             2000 ..................     16,060,254
                             2001 ..................     16,178,966
                             2002 ..................     15,516,092
                             2003 ..................     13,841,309
                       Thereafter ..................     89,986,780
                                                       ------------
                                                       $167,641,908
                                                       ============

      Certain leases require the payment of an additional amount, calculated as a percentage of annual sales, as defined in the lease agreement, which exceeds annual minimum rentals. The percentage rent factors generally range from 3% to 6% of sales.

Contingencies

      The Company is subject to various legal proceedings that arise in the ordinary course of business. Based on discussion with the Company's legal counsel, management believes that the amount of ultimate liability with respect to these actions will not be material to the financial position or results of operations of the Company.

(9) Related Parties

      Under the terms of the corporation agreements, the stockholders have consented to the payment of an ongoing financial consulting fee to Jacobson Partners, Limited Partnership ("Jacobson"), a stockholder of the corporation. The amounts paid to Jacobson for financial consulting fees were $330,000 for the year ended December 30, 1998 and $160,000 for each of the two years ended December 31, 1997, and 1996 and are included in general and administrative expenses in the accompanying consolidated statements of income. In addition, Jacobson was paid $400,000 for consulting fees associated with obtaining the above mentioned mortgages and $1,000,000 for consulting fees related to the Acquisition and related financing.

      The Company has a nonqualified deferred compensation plan (the "Plan") for certain officers and management personnel, which allows them to defer receiving a portion of their compensation. This compensation is not taxable to the employee or deductible to the Company for tax purposes until the compensation is paid. An officer of the Company, who is also a participant in the Plan, is the trustee of the Plan.

(10) Franchise and Development Agreements

      All of the Company's Chili's and On the Border restaurants operate under franchise agreements with Brinker. The agreements provide, among other things, that the Company pay an initial franchise fee of $40,000 per restaurant and a royalty fee ranging from 2% to 4% of sales. The initial franchise fee is payable in two installments of $20,000. The first installment is due on or before the construction commencement date. The second installment is due at least 10 days prior to the date on which the restaurant opens for business. The initial franchise fees are capitalized and amortized over the term of the franchise agreement. Royalty fees averaged 3.9% of sales in 1998, 3.8% of sales in 1997 and 3.9% in 1996. In addition, the Company is required to pay an advertising fee to Brinker of .5% of sales and spend an additional 2% of sales on local advertising. In return, Brinker is obligated to provide certain support for restaurant operations, siting and promotion. Royalty and advertising fees are expensed as incurred.

      In 1991, the Company entered into a development agreement with Brinker whereby the Company was granted the exclusive right to develop additional Chili's franchises within a certain geographic territory. In 1995, the Company paid $150,000 to renew the agreement, which now expires in 2000. The Company is required to develop a certain number of Chili's restaurants during the term of the agreement in order to maintain its exclusive development rights. The agreement is renewable at the Company's option for payment of additional sums at the expiration date.

      Also during 1995, the Company paid $50,000 to Brinker in exchange for both the right to open its first On The Border franchise and the option to enter into an On The Border development agreement in the future. In 1997, the Company elected the option to enter into the On The Border development agreement, and the above $50,000 fee was applied against the cost of the development agreement.

(11) 401(k) Profit Sharing Plan

      The Company maintains a defined contribution plan (the "401(k) Plan") whereby substantially all employees of the Company may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. The Company may also make a discretionary profit sharing contribution to the 401(k) Plan that is allocated, based on a formula as defined by the 401(k) Plan, to the 401(k) Plan participants. Bertucci's currently has a similar 401(k) plan for management and office employees. Discretionary contributions made by the Company for the years ended December 30, 1998, December 31, 1997 and December 31, 1996 were approximately $160,000, $67,000 and $43,000, respectively. Two officers of the Company are also the 401(k) Plan's trustees.

(12) Stock Option Plan

      On September 15, 1997, the Board of Directors of the Company established the 1997 Equity Incentive Plan, which included a nonqualified stock option plan (the "Option Plan"), for certain key employees and directors. The Option Plan will be administered by the Board of Directors of the Company and may be modified or amended by the Board of Directors in any respect.

      Between September 15, 1997 and December 4, 1997, 331,123 options were granted. Between July 21, 1998 and October 19, 1998, 58,429 options were granted. The options are exercisable as follows:

Two years beyond options grant date......................................... 25%
Three years beyond option grant date........................................ 50%
Four years beyond option grant date......................................... 75%
Five years beyond option grant date.........................................100%

      The Company accounts for the Option Plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized since the options are granted at fair market value.

      Had compensation cost for the Option Plan been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) and earnings per share would have been reduced to the following pro forma amounts:

                                                 1998                   1997
                                            --------------         -------------
Net income (loss)
      As reported .................         $  (1,829,363)         $   2,100,330
      Pro Forma ...................         $  (2,051,121)             2,041,288
EPS--
      As reported .................         $       (0.89)         $        1.22
      Pro Forma ...................         $       (1.00)                  1.18

A summary of the Option Plan activity for the years ended December 30, 1998 and December 31, 1997 is presented in the table and narrative below.

                                              1997                   1998
                                       -------------------    ------------------
                                       Weighted               Weighted
                                        Average   Exercise     Average  Exercise
                                        Shares      Price      Shares     Price
                                       ---------    ------    ---------   ------
Outstanding at beginning of year                   $           331,123   $11.63
Granted                                 331,123     11.63       58,429    17.51
Exercised                                                      (11,020)  (11.63)
Forfeited
Expired
                                      ---------    ------    ---------   ------
Outstanding at end of year              331,123    $11.63      378,532   $12.67
                                      =========    ======    =========   ======
Exercisable at end of year
Weighted average fair value of each
      option granted                               $ 3.06                $ 3.24

      The 378,532 options outstanding at December 30, 1998 have a remaining weighted average contractual life of approximately five years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998: weighted average risk-free interest rates of 5.96 percent; weighted average expected lives of five years; and expected volatility of 0%.

(13) Stockholders' Equity

      In August 1997, the Company made a dividend and return of capital payout to shareholders of $8.31 per share from additional paid-in capital, with the excess payout being charged to retained earnings. In addition, the Company repurchased 716,429 shares of common stock at $11.63 per share. The Company's repurchase of shares of common stock was recorded as treasury stock, at cost, and resulted in a reduction of Stockholders' Equity (Deficit).

(14) Subsidiary Guarantors

      The Notes (see Note 7 for further discussion) are fully and unconditionally guaranteed on an unsecured senior basis by all of the Company's existing and future subsidiaries, other than those that are, or will become, parties to the FFCA loans or other similar secured financings (such guarantors, collectively, the "Guarantor Subsidiaries"). Those subsidiaries that are, or will become, parties to the FFCA loans and other similar secured financings are collectively known as the "Non-Guarantor Subsidiaries".

      The following are the 1998 consolidating financial statements of the combined guarantor subsidiaries and combined non-guarantor subsidiaries:

                                       NE RESTAURANT COMPANY, INC.
                          CONSOLIDATING BALANCE SHEETS

                                                          Combined         Combined
                                                          Guarantor      Non-Guarantor
                 ASSETS                                  Subsidiaries     Subsidiaries     Consolidated
                                                        -------------    -------------    -------------
Current Assets:
   Cash                                                 $   5,456,110    $          --    $   5,456,110
   Credit card receivables                                  1,115,925               --        1,115,925
   Inventories                                              2,063,964               --        2,063,964
   Prepaid expenses and other current assets                  866,643               --          866,643
   Prepaid and current deferred income taxes               10,530,585               --       10,530,585
   Pre-opening costs, net of accumulated amortization       1,135,055               --        1,135,055
                                                        -------------    -------------    -------------
      Total current assets                                 21,168,282               --       21,168,282
                                                        -------------    -------------    -------------

Property and Equipment, at cost:
   Land and land right                                      3,397,953        4,792,524        8,190,477
   Buildings                                                6,904,847        4,771,782       11,676,629
   Leasehold improvements                                  48,819,732       16,705,862       65,525,594
   Furniture and equipment                                 26,777,075       11,659,218       38,436,293
                                                        -------------    -------------    -------------
                                                           78,040,515       37,929,386      115,969,901
   Less - Accumulated depreciation                         (7,818,909)      (8,522,014)     (16,340,923)
                                                        -------------    -------------    -------------
                                                           78,080,698       29,407,372      107,488,070
   Construction work in process                             3,309,822               --        3,309,822
                                                        -------------    -------------    -------------
      Net property and equipment                           81,390,520       29,407,372      110,797,892

Deferred Taxes, noncurrent                                         --               --               --
Goodwill, net                                              32,958,037               --       32,958,037
Deferred Finance Costs, net                                 7,525,449        1,591,270        9,116,719
Assets Held for Sale                                        6,601,000               --        6,601,000
Liquor licenses                                             3,138,464               --        3,138,464
Restricted investments                                      1,170,043               --        1,170,043
Other assets, net                                           1,781,168               --        1,781,168
                                                        -------------    -------------    -------------
                                                        $ 155,732,963    $  30,998,642    $ 186,731,605
                                                        =============    =============    =============

 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
   Current portion of mortgage loan and bonds payable   $      25,000    $     818,708    $     843,708
   Accounts Payable                                        10,649,346               --       10,649,346
   Accrued Expenses                                        27,790,614               --       27,790,614
   Capital lease obligation- current portion                   72,647               --           72,647
   Intercompany payable                                    (2,625,762)       2,625,762               --
                                                        -------------    -------------    -------------
      Total current liabiliites                            36,098,015        3,258,300       39,356,315
Line of Credit Loans                                               --               --               --
Capital lease obligation, net of current portion              150,739               --          150,739
Mortgage Loan Payable, net of current portion                      --       28,151,894       28,151,894
Bonds Payable, net of current portion                     100,000,000               --      100,000,000
Deferred Rent and Other Long-Term Liabilites                4,960,790               --        4,960,790
                                                        -------------    -------------    -------------
      Total liabilities                                   141,023,374       31,596,364      172,619,738
Commitments and Contingencies
Stockholders' Equity:
   Common stock, $01 par value
   Authorized 4,000,000 shares
   Issued - 2,006,000 shares at December 31, 1998
   and 3,666,370 shares at December 31, 1998                   36,664               --           36,664
   Less Treasury stock-689,344 shares at cost              (8,017,070)              --       (8,017,070)
   Additional paid in capital                              29,053,920               --       29,053,920
   Retained earnings (Accumulated deficit)                 (6,363,925)        (597,722)      (6,961,647)
                                                        -------------    -------------    -------------
      Total stockholders' equity (deficit)                 14,709,589         (597,722)      14,111,867
                                                        -------------    -------------    -------------
                                                        $ 155,732,963    $  30,998,642    $ 186,731,605
                                                        =============    =============    =============

                           NE RESTAURANT COMPANY, INC.
                       CONSOLIDATING STATEMENTS OF INCOME

                                                        Combined         Combined
                                                       Guarantor      Non-Guarantor
                                                      Subsidiaries     Subsidiaries     Consolidated
                                                     -------------    -------------    -------------
Net Sales                                            $ 160,805,177    $          --    $ 160,805,177
                                                     -------------    -------------    -------------

Cost of Sales and Expenses
   Cost of sales                                        44,376,765               --       44,376,765
   Operating expenses                                   89,052,034       (4,511,825)      84,540,209
   General and administrative expenses                   8,203,830               --        8,203,830
   Deferred rent, depreciation and
        amortization                                     8,771,288        2,149,680       10,920,968
   Taxes other than income                               7,490,316               --        7,490,316
                                                     -------------    -------------    -------------
      Total cost of sales and expenses                 157,894,233       (2,362,145)     155,532,088
                                                     -------------    -------------    -------------

   Income from operations                                2,910,944        2,362,145        5,273,089

Interest expense, net                                    5,642,115        2,362,145        8,004,260

                                                     -------------    -------------    -------------
   Loss before income tax benefit                       (2,731,171)              --       (2,731,171)

Income Tax Benefit                                        (901,808)              --         (901,808)

                                                     -------------    -------------    -------------
   Net Loss                                          $  (1,829,363)   $          --    $  (1,829,363)
                                                     =============    =============    =============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NE Restaurant Company, Inc.:

We have audited the accompanying consolidated balance sheets of NE Restaurant Company, Inc. (the "Company") and its subsidiaries as of December 30, 1998 and December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NE Restaurant Company, Inc. and its subsidiaries as of December 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1998 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                         /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 19, 1999

                           NE Restaurant Company, Inc.

Schedule II: VALUATION AND QUALIFYING ACCOUNTS.

For the year ended December 30, 1998

         Column A                Column B                             Column C            Column D            Column E
                                                                      Additions
Description 1                 Balance at       Charged to        Charged to other      Deductions --    Balance at end of
                              beginning of     costs and         accounts --           describe         period
                              period           expenses          describe
Store closing reserves             $ 0               $ 0             $ 3,040,000             $0             $ 3,040,000

As described in Note 2 to the consolidated financial statements, store closing reserves have been established as part of the acquisition of Bertucci's . These reserves are related to estimated future lease commitments and exit costs to close 18 Bertucci's locations.