Form 10-Q
period 1999-03-31
NE RESTAURANT CO INC
filed 1999-05-17
CIK 1061588

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


                  For the Quarterly Period Ended MARCH 31, 1999
                                                 --------------

                        Commission File Number 333-62775
                                               ---------

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


                                                   Yes  X   No
                                                      -----   ------

2,977,026 shares of the registrant's Common Stock were outstanding on May 17, 1999.

                           NE RESTAURANT COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                               PAGE
PART I:  FINANCIAL INFORMATION

         Item 1.    Financial Statements:
                    1)     Consolidated Balance Sheets
                           March 31, 1999 and December 30, 1998                                  4

                    2)     Consolidated Statements of Operations
                           For the Three Months Ended March 31, 1999
                           and March 31, 1998                                                    5

                    3)     Consolidated  Statements of Shareholders'
                           Equity For the Three Months Ended March 31, 1999                      6

                    4)     Consolidated  Statements of Cash
                           Flows For the Three Months Ended March 31, 1999
                           and March 31, 1998                                                    7

                    5)     Notes to Consolidated  Financial
                           Statements                                                            8

         Item 2.    Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                                        10

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                                                  18

PART II: OTHER INFORMATION                                                                       19

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

PART  I: FINANCIAL INFORMATION
Item 1.  Financial Statements
                                           NE RESTAURANT COMPANY, INC.
                                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 30,       MARCH 31,
                                                                 1998              1999
                                                             -------------    -------------
                              ASSETS

CURRENT
ASSETS:
      Cash                                                     5,456,110          715,829

      Credit card receivables
                                                               1,115,925        1,640,705
      Inventories                                              2,063,964        1,969,633
      Prepaid expenses and other current assets
                                                                 866,643          329,150
      Prepaid and current deferred income taxes               10,530,585       10,974,150
      Pre-opening costs, net of accumulated amortization       1,135,055             --

                                                           -------------    -------------
             TOTAL CURRENT ASSETS                             21,168,282       15,629,467
                                                           -------------    -------------

PROPERTY AND EQUIPMENT, AT COST:
      Land and land right                                      8,190,477        8,190,477
      Buildings                                               11,676,629       11,674,428
      Leasehold improvements                                  65,525,594       65,635,603
      Furniture and equipment                                 38,436,293       38,813,940
                                                           -------------    -------------
                                                             123,828,993      124,314,449
      Less - Accumulated depreciation                        (16,340,923)     (19,191,456)
                                                           -------------    -------------
                                                             107,488,070      105,122,993
      Construction work in process                             3,309,822        6,931,257
                                                           -------------    -------------
             NET PROPERTY AND EQUIPMENT                      110,797,892      112,054,250

GOODWILL, NET                                                 32,958,037       32,500,037


DEFERRED FINANCE COSTS, NET                                    9,116,719        8,932,333

ASSETS HELD FOR SALE                                           6,601,000        6,601,000

LIQUOR                                                         3,138,464        3,209,757
LICENSES

RESTRICTED INVESTMENTS                                         1,170,043        1,177,685


OTHER ASSETS, NET                                              1,781,168        1,511,695

                                                           -------------    -------------
             TOTAL ASSETS                                  $ 186,731,605    $ 181,616,225
                                                           -------------    -------------
                                                           -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of mortgage loan and bonds payable         843,708          880,166

      Accounts payable                                        10,649,346       11,682,183
      Accrued expenses                                        27,790,614       23,282,022
      Capital lease obligation- current portion
                                                                  72,647           72,647
                                                           -------------    -------------
             TOTAL CURRENT LIABILIITES                        39,356,315       35,917,017
LINE OF CREDIT LOANS
                                                           -------------    -------------
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION
                                                                 150,739          127,882
MORTGAGE LOAN PAYABLE, NET OF CURRENT PORTION                 28,151,894       28,828,983
BONDS PAYABLE, NET OF CURRENT PORTION                        100,000,000      100,000,000
DEFERRED RENT AND OTHER LONG-TERM LIABILITES                   4,960,790        4,959,955
                                                           -------------    -------------
             TOTAL LIABILITIES                               172,619,738      169,833,837
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common stock @ $.01 par value                               36,664           36,664

      Less Treasury stock-689,344 shares at cost              (8,017,070)      (8,017,070)
      Additional paid in capital                              29,053,920       29,053,920
      Accumulated deficit                                     (6,961,647)      (9,291,126)
                                                           -------------    -------------
             TOTAL STOCKHOLDERS EQUITY                        14,111,867       11,782,388
                                                           -------------    -------------
                                                           $ 186,731,605    $ 181,616,225
                                                           -------------    -------------
                                                           -------------    -------------

             The accompanying notes are an integral part of these consolidated financial statements.

                                      NE RESTAURANT COMPANY, INC.
                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended:
                                                            March 31,        March 31,
                                                               1998            1999
                                                           ------------    ------------
Net Sales                                                  $ 21,298,113    $ 63,034,185
                                                           ------------    ------------

Cost of Sales and Expenses
       Cost of sales                                          6,008,114      17,353,337
       Operating expenses                                    10,890,339      33,714,704
       General and administrative expenses                    1,100,161       3,449,308
       Deferred rent, depreciation, amortization and
            pre-opening expenses                                966,338       4,232,789
       Taxes other than income                                1,026,152       3,516,825
                                                           ------------    ------------
            Total cost of sales and expenses                 19,991,104      62,266,963
                                                           ------------    ------------

       Income from operations                                 1,307,009         767,222

Interest expense, net                                           900,092       3,363,344

                                                           ------------    ------------

       Income (loss) before income tax expense (benefit)        406,917      (2,596,122)

Income tax expense (benefit)                                    120,454        (944,611)
                                                           ------------    ------------

       Income (Loss) before cumulative effect of change
            in accounting principle                             286,463      (1,651,511)

Cumulative effect of change in accounting
       principle (net of tax)                                      --          (677,968)
                                                           ------------    ------------

Net Income (Loss)                                               286,463      (2,329,479)
                                                           ------------    ------------
                                                           ------------    ------------

Basic and diluted earnings (loss) per share                $       0.22    $      (0.78)

Weighted average shares outstanding                           1,316,656       2,977,026

The accompanying notes are an integral part of these consolidated financial statements.

                          NE RESTAURANT COMPANY, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                               COMMON STOCK            TREASURY STOCK
                           -----------------------------------------------
                           NUMBER OF   .01 PER     NUMBER OF      AMOUNT       ADDITIONAL        ACCUMULATED       TOTAL
                             SHARES      SHARE      SHARES                   PAID IN CAPITAL       DEFICIT     STOCKHOLDERS'
                                                                                                                  EQUITY
                           -----------------------------------------------
BALANCE DECEMBER 30, 1998   3,666,370  $  36,664    (689,344)  $(8,017,070)  $  29,053,920      $ (6,961,647)  $ 14,111,867

Net Loss                                                                                        $ (2,329,479)  $ (2,329,479)
                           ----------  ----------   ---------  ------------  -------------      -------------  -------------
Balance March 31, 1999      3,666,370  $  36,664    (689,344)  $(8,017,070)  $  29,053,920      $ (9,291,126)  $ 11,782,388
                           ----------  ----------   ---------  ------------  -------------      -------------  -------------
                           ----------  ----------   ---------  ------------  -------------      -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Three months    Three months
                                                                                                 ended           ended
                                                                                               March 31,       March 31,
                                                                                              ------------    -----------
                                                                                                  1998            1999
                                                                                              ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                                     $   286,463    $(2,329,479)
                                                                                               -----------    -----------
         Adjustments to reconcile net income (loss) to net cash used in operating activities
             Cumulative effect of change in accounting principle                                      --        1,135,055
             Depreciation, amortization,deferred rent and pre-opening expenses                   1,008,687      4,232,789
             Deferred Taxes                                                                           --         (443,566)
         Changes in operating assets and liabilities
                   Inventories                                                                     (18,107)        94,331
                   Prepaid expenses, receivables and other                                        (396,596)        12,713
                   Accrued expenses                                                                405,830     (4,508,593)
                   Accounts payable                                                             (1,720,156)     1,032,837
                   Other operating assets and liabilities                                          (25,138)       269,472
                                                                                               -----------    -----------
                        Total adjustments                                                         (745,480)     1,825,038
                                                                                               -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                                             (459,017)      (504,441)
                                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                                                    (1,462,319)    (4,106,891)
         Acquisition of marketable securities                                                   (3,434,610)          --
         Acquisition of liquor licenses                                                             (5,643)       (71,293)
         Additions to preopening costs                                                            (246,624)      (748,346)
                                                                                               -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                                           (5,149,196)    (4,926,530)
                                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Borrowings of mortgage loans                                                                 --          949,381
         Repayments of mortgage loans                                                             (159,304)      (235,834)
         Principal payments under capital lease obligations                                        (21,988)       (22,857)
         Net borrowings under lines of credit                                                    5,686,000           --
                                                                                               -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        5,504,708        690,691
                                                                                               -----------    -----------
Net decrease in cash                                                                              (103,505)    (4,740,281)
Cash, beginning of period                                                                          247,675      5,456,110
                                                                                               -----------    -----------
Cash, end of period                                                                            $   144,170    $   715,829
                                                                                               -----------    -----------
                                                                                               -----------    -----------
Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest, net of amounts capitalized                  $   254,565    $ 5,805,534
                                                                                               -----------    -----------
                                                                                               -----------    -----------
         Cash paid during the period for income taxes, net of tax refunds                      $   237,000    $     1,130
                                                                                               -----------    -----------
                                                                                               -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
                  Notes To Consolidated Financial Statements
                                   (Unaudited)

1. The unaudited consolidated financial statements (the "Unaudited Financial Statements") presented herein have been prepared by NE Restaurant Co., Inc. and include all of its subsidiaries (collectively, the "Company") after elimination of intercompany accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. It is suggested that the Unaudited Financial Statements be read in conjunction with the financial statements and notes included in the Company's Form 10K.

         In 1998, the Company changed its fiscal year to the 52 or 53 week period ended on the Wednesday closest to December 31st. The Company's fiscal quarters end March 31, June 30, September 29 and December 29, 1999. In 1998, the Company's fiscal quarters ended March 31, June 30, September 30 and December 30, 1998.

2. On July 21, 1998 the Company completed its acquisition of Bertucci's, Inc. ("Bertucci's") pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998 (the "Acquisition"). The Company purchased all of the issued and outstanding shares of the Bertucci's common stock at a price of $10.50 per share. The total purchase price was approximately $89.4 million.

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

         The Company adopted SOP 98-5 on December 31, 1998, the first day of fiscal 1999. Upon adoption, the Company incurred a cumulative effect of a change in accounting principle of approximately $678,000, net of tax. This includes unamortized pre-opening costs which were previously amortized over the 12-month period subsequent to restaurant openings.

6. The following presents the unaudited pro forma consolidated statements of income of the Company for the three months ended March 31, 1998. In computing pro forma earnings, Bertucci's earnings have been included for the period from December 28, 1997 through March 21, 1998 and earnings have been reduced by the interest expense on indebtedness incurred in connection with the Acquisition. In addition, earnings have been reduced by amortization of goodwill and deferred finance costs. The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred at the beginning of the respective period, or which may be reported in the future.

           PRO FORMA CONSOLIDATED STATEMENT OF INCOME OF THE COMPANY
                            (Dollars in thousands)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ----------------------
                                                                              1998
                                                                    ----------------------
Net sales                                                                       $   54,314

Cost of sales and expenses
     Cost of sales                                                                  14,284
     Operating expenses                                                             29,084
     General and administrative expenses                                             3,018
     Deferred rent, depreciation and amortization                                    3,945
     Taxes other than income                                                         2,833
                                                                    ----------------------
     Total cost of sales and expenses                                               53,164
                                                                    ----------------------

     Income from operations                                                          1,150
Interest expense, net                                                                3,821
                                                                    ----------------------

     Loss before income tax benefit                                                 (2,671)
Income tax benefit                                                                    (905)
                                                                    ----------------------
                                                                                $   (1,766)
                                                                    ----------------------
                                                                    ----------------------
     Loss per share                                                             $     (.59)

EBITDA(a)                                                                       $    5,095

-----------

(a) "EBITDA" is defined as income from operations before deferred rent, depreciation, amortization and pre-opening costs. EBITDA is not a measure of performance defined by GAAP. EBITDA should not be considered in isolation or as a substitute for net income or the statement of cash flows which have been prepared in accordance with GAAP. The Company believes EBITDA provides useful information regarding the Company's ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included herein.

GENERAL

         NE Restaurant Company, Inc. (together with its subsidiaries, the "Company") is a leading operator of full-service, casual dining restaurants in New England. The Company develops and operates two distinct restaurant franchises, Chili's Grill & Bar(R) ("Chili's") and On The Border Mexican Cafe(R) ("On The Border") restaurants, under franchise agreements with Brinker International, Inc., a publicly-owned company ("Brinker" or the "Franchisor"), together with a proprietary restaurant concept under the name Bertucci's Brick Oven Pizzeria(R) ("Bertucci's"). As of March 31, 1999, the Company operated 34 Chili's and four On The Border restaurants in five New England states, and owned and operated 89 Bertucci's restaurants located primarily in the northeastern and Mid-Atlantic United States and one Sal and Vinnie's Sicilian Steakhouse ("Sal and Vinnie's") restaurant located in Massachusetts.

         The Company has entered into franchise and development agreements with Brinker to operate the 38 Chili's and On The Border restaurants and to exclusively develop additional restaurants in New England and Westchester County and additionally, in the case of On The Border, upstate New York. The Company acquired the Bertucci's and Sal and Vinnie's concepts pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998, whereby the Company (through a wholly-owned subsidiary) acquired on July 21, 1998 all of the issued and outstanding shares of common stock of Bertucci's, Inc. for an aggregate purchase price of approximately $89.4 million (the "Acquisition").

         The Acquisition included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. The Company has decided to close certain underperforming Bertucci's restaurants. In addition, the Company has decided to sell the former Bertucci's headquarters located in Massachusetts. The assets related to these locations, which are primarily property and equipment, have been assigned a value of approximately $6.6 million based on estimated sale proceeds. From the date of the Acquisition to March 31, 1999, these locations had combined net sales of approximately $11.4 million and a combined approximate $1.1 million loss from operations. None of these locations' results during the period from date of the Acquisition to March 31, 1999 have been excluded from the consolidated income statement and accounted for as an adjustment to the carrying amount of assets, as the operating locations to be sold had not been identified at the date of the Acquisition. It is anticipated that the closing and sale of the above assets will be completed by the end of fiscal 1999.

         As of the date of the Acquisition, the Company accrued approximately $3 million related to closing these locations, consisting of estimated lease commitments beyond the closings and certain exit costs. As of March 31, 1999, these accrued costs are included in accrued expenses. Any additional restaurant closing costs and any gain/(loss) on the sales or the ultimate disposition of these locations has been or will be treated as an adjustment to the original purchase price allocation.

         During the third fiscal quarter 1998, the Company entered into a form of real estate contract of sale dated as of November 6, 1998 by and between Berestco, Inc. (a wholly owned subsidiary of the Company) and Pinnacle Properties Management, Inc. for the sale of the Bertucci's corporate office building in Wakefield, Massachusetts. During the first fiscal quarter 1999, Pinnacle Properties

Management, Inc. exercised their right to terminate the contract. The Company still intends to sell its fee interest in the Wakefield property.

         For all the Company's restaurants, net sales consist of food, beverage and alcohol sales. Cost of sales consists of food, beverage and alcohol costs. Total operating expenses consist of five primary categories: (i) labor expenses;
(ii) restaurant operations; (iii) facility costs; (iv) office expenses; and (v) non-controllable expenses, which include such items as Brinker's royalty and advertising fees, rent, and insurance. General and administrative expenses include costs associated with those departments of the Company that assist in restaurant operations and management of the business, including accounting, management information systems, training, executive management, purchasing and construction. Taxes, other than income taxes consist of payroll taxes, real estate taxes and personal property taxes. Depreciation, amortization, deferred rent and pre-opening expenses include depreciation and amortization on appropriate assets (including but not limited to goodwill, deferred financing costs, property and equipment), deferred rent expenses/credits recorded to average rental payments over the individual lives of the leased properties and all pre-opening expenses as incurred.


RESULTS OF OPERATIONS

         The results of operations for the fiscal quarter ended March 31, 1999 include the results of operations of the Chili's and On The Border ("Brinker concept") restaurants and Bertucci's concepts. The results of operations for the first fiscal quarter ended March 31, 1998 include only the Brinker concept restaurants.

         The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's income statement, as well as certain operating data, for the periods indicated:

                                                                             Three Months Ended:
                                                                            MARCH 31,    MARCH 31,
                                                                              1998         1999
                                                                           ----------    --------
Net Sales                                                                       100.0%      100.0%
                                                                           ----------    --------

Cost of sales and expenses
      Cost of sales                                                              28.2        27.5
      Operating expenses                                                         51.1        53.5
      General and administrative expenses                                         5.2         5.5
      Deferred rent, depreciation, amortization and pre-opening expenses          4.5         6.7
      Taxes other than income                                                     4.8         5.6
                                                                           ----------    --------
           Total cost of sales and expenses                                      93.9        98.8
                                                                           ----------    --------
      Income from operations                                                      6.1         1.2

Interest expense, net                                                             4.2         5.3
                                                                           ----------    --------
      Income (loss) before income tax expense (benefit)                           1.9        (4.1)

Income tax expense (benefit)                                                      0.6        (1.5)
                                                                           ----------    --------

      Income (Loss) before cumulative effect of change in accounting
      principle                                                                   1.3        (2.6)
                                                                           ----------    --------
                                                                           ----------    --------

Cumulative effect of change in accounting principle (net of tax)               --            (1.1)
                                                                           ----------    --------
      Net Income                                                                  1.3        (3.7)
                                                                           ----------    --------
                                                                           ----------    --------

RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
-------------------------------------------------------------------------------------------------

EBITDA                                                                      $   2,274    $  5,000
Average annual sales per restaurant-Brinker concepts (a)                    $   2,664    $  2,789
Average annual sales per restaurant-Bertucci's concepts (a)                 $   1,644    $  1,599
Comparable restaurant sales-Brinker concepts                                      8.6%        4.1%
Comparable restaurant sales-Bertucci's concepts                                   4.1%       -3.6%
Number of restaurants - Brinker restaurants:
      Restaurants open at beginning of period                                      32          37
      Restaurants opened                                                            1           1
      Restaurants closed                                                       --          --
                                                                           ----------    --------
         Total restaurants open at end of period                                   33          38
Number of restaurants - Bertucci's restaurants:
      Restaurants open at beginning of period                                      84          90
      Restaurants opened                                                       --          --
      Restaurants closed                                                       --          --
                                                                           ----------    --------
         Total restaurants open at end of period                                   84          90

-------------
NOTE (a) Average sales per restaurant for the fiscal quarters have been annualized to reflect a full year of operations, but are not necessarily indicative of results for a full year. The 1998 Bertucci's average sales per restaurant figure is based on a 12-week period.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         NET SALES. Net sales increased $41.7 million, or 196.0%, to $63.0 million during the first fiscal quarter 1999 from $21.3 million during the first fiscal quarter 1998. The increase in net sales primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. In addition, $7.0 million of the increase in net sales was attributable to the opening of three Chili's, three On The Borders and six Bertucci's restaurants during the preceding twelve month period. One of the three Chili's restaurants opened in the first quarter 1999. The increase was partially offset by the closing of one Bertucci's restaurant in Owings Mills, Maryland. Comparable restaurant sales increased by 4.1% for the Brinker concept restaurants operated by the Company in the first fiscal quarter 1999 as compared to the first fiscal quarter 1998. The results for nine Chili's restaurants in Connecticut and four On The Border restaurants reflected a menu price increase. The menu price increase represented approximately 1.0% increase in comparable restaurant sales for the Brinker concept restaurants. Comparable restaurant sales for the Bertucci's restaurants decreased by 3.6% in the first fiscal quarter 1999 as compared to the comparable period in 1998. The Company believes that the majority of such decrease was the result of a reduction in planned advertising for the Bertucci's restaurants which has adversely affected sales in certain markets.

         COST OF SALES. Cost of sales increased by $11.3 million, or 188.8%, to $17.4 million during the first fiscal quarter 1999 from $6.0 million during the first fiscal quarter 1998. The dollar increase in cost of sales primarily was due to the inclusion of the results of operations of Bertucci's restaurants since the Acquisition. Expressed as a percentage of net sales, overall cost of sales decreased to 27.5% during the first fiscal quarter 1999 from 28.2% during the first fiscal quarter 1998. This percentage decrease was primarily due to the higher margins associated with the Bertucci's restaurants. Cost of sales for the Bertucci's restaurants which, expressed as a percentage of net sales for the Bertucci's restaurants, increased to 26.7% during the first fiscal quarter (13 weeks) 1999 from 25.1% during the first twelve weeks of 1998. This increase was primarily as a result of higher cheese and dairy commodity costs during the first fiscal quarter 1999. Cost of sales for the Brinker concept restaurants, expressed as a percentage of Brinker concept restaurant sales, increased from 28.2% in the first fiscal quarter 1998 to 28.5% in the first fiscal quarter 1999. The Company believes that this increase was mainly due to higher commodity costs of cheese and dairy products during the first fiscal quarter 1999.

         OPERATING EXPENSES. Operating expenses increased by $22.8 million, or 209.6%, to $33.7 million during the first fiscal quarter 1999 from $10.9 million during the first fiscal quarter 1998. Expressed as a percentage of net sales, operating expenses increased to 53.5% in the first fiscal quarter 1999 from 51.1% during the first fiscal quarter 1998. The dollar increase in operating expenses primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. The percentage increase primarily was attributable to increased hourly labor costs driven by a tight labor market as a result of low unemployment and mandated Federal and state minimum wage increases, as well as to increased labor costs arising from increased staffing of restaurant-level management implemented to strengthen restaurant operations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $2.4 million, or 213.6%, to $3.5 million during the first fiscal quarter 1999 from $1.1 million during the first fiscal quarter 1998. The dollar increase in general and administrative expenses primarily was due to the inclusion of the results of operations of Bertucci's overhead since the Acquisition. Expressed as a percentage of net sales, general and administrative costs increased to 5.5% during the first fiscal quarter

1999 from 5.2% during the first fiscal quarter 1998. The increase was attributable to increased Bertucci's restaurant manager training and additional staffing of corporate support positions to further service the expanded Company.

         DEFERRED RENT, DEPRECIATION, AMORTIZATION AND PRE-OPENING EXPENSES. Deferred rent, depreciation, amortization and pre-opening expenses increased by $3.3 million, or 337.7%, to $4.2 million during the first fiscal quarter 1999 from $1.0 million during the first fiscal quarter 1998. The Company adopted the AICPA's Statement of Position 98-5 ("SOP 98-5", REPORTING ON THE COSTS OF START-UP ACTIVITIES) effective December 31, 1999, the first day of fiscal 1999. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Those expenses amounted to approximately $0.5 million in the first fiscal quarter 1999 and were primarily for the pre-opening expenses related to opening one Chili's restaurant in that period and three Chili's restaurants in April 1999. In addition, the first quarter 1999 includes approximately $0.6 million of amortization expenses of approximately $34.0 million of goodwill associated with the Acquisition. The remainder of the increase was primarily due to the inclusion of Bertucci's since the Acquisition.

         TAXES OTHER THAN INCOME TAXES. Taxes, other than income taxes, increased by $2.5 million, or 242.8%, to $3.5 million during the first fiscal quarter 1999 from $1.0 million during the first fiscal quarter 1998. Expressed as a percentage of net sales, taxes, other than income taxes, increased from 4.8% during first fiscal quarter 1998 to 5.6% during the first fiscal quarter 1999. The overall dollar increase in taxes, other than income taxes, was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. The percentage increase was due primarily to increased payroll taxes associated with higher Bertucci's restaurant management and employee payroll as well as increased manager training payroll and general and administrative support staff payroll.

         INTEREST EXPENSE. Interest expense increased by $2.5 million to $3.4 million during the first fiscal quarter 1999 from $0.9 million during the first fiscal quarter 1998. This increase was primarily attributable to the sale by the Company in July 1998 of $100.0 million aggregate principal amount of its 10-3/4% Senior Notes due 2008 (the "Senior Notes"), and to the approximately $29.7 million aggregate principal amount of mortgage loan financing provided, since August 1997, to the Company by FFCA Acquisition Corporation (the "FFCA Loans"). Interest was approximately $2.7 million on the Senior Notes, $0.6 million on the FFCA Loans and $0.1 million on the Company's revolving credit facility, during the first fiscal quarter 1999.

         INCOME TAXES. The effective income tax rate increased to 37.5% during the first fiscal quarter 1999 from 29.6% during the first fiscal quarter 1998. The reason for the increased rate was mainly due to the non-deductible portion of goodwill resulting from the Acquisition.

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

         Net cash flows used by operating activities were $0.5 million for the first fiscal quarter 1999 and for the first fiscal quarter 1998. Other changes in working capital were mainly due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. The increase in accounts payable was primarily due to the inclusion of the Bertucci's results while the decrease in accrued expenses was mainly attributable to the payment of accrued interest on the Senior Notes. However, that interest payment was partially offset by increases in other accrued expenses as a result of the Acquisition.

         The Company's capital expenditures decreased by $0.2 million to $4.9 million for the first fiscal quarter 1999 compared to $5.1 million of capital expenditures for the first fiscal quarter 1998. The decrease in capital expenditures was primarily due to less new construction of restaurants. Under its area development agreements with the Franchisor, the Company is required to open at least four Chili's and two On The Border restaurants in 1999 to meet its minimum development requirements. The Company expects to meet the minimum requirement for Chili's in fiscal 1999. One Chili's opened in the first fiscal quarter 1999 and three additional Chili's opened in April 1999. The Company expects to open three On The Border restaurants which will exceed the development requirement for that brand in fiscal 1999. The development of four Chili's and three On The Border restaurants are expected to require capital expenditures of approximately $13.4 million. As described below, the Company believes that it will have sufficient working capital and bank borrowing availability to finance its expansion and other plans for the remainder of fiscal 1999.

         The Company incurred a significant amount of indebtedness in connection with the Acquisition. As of March 31, 1999, the Company had approximately $129.9 million in consolidated indebtedness, including $100.0 million of indebtedness pursuant to the Senior Notes, $29.7 million of borrowings under the FFCA Loans and $0.2 million of capital lease obligations. Significant liquidity demands will arise from debt service on the Senior Notes, the FFCA Loans and borrowings under the Senior Bank Facility. In addition to its debt service obligations, the Company has determined that it will require $20.5 million to complete all planned capital expenditures (which includes the aforementioned $13.4 million that is expected to be used for new restaurant development plus an additional $7.1 million expected to be used for capital improvements to existing locations), $0.1 million for lease obligations and $(0.4) million for general working capital needs in 1999.

         The Company believes that the cash flow generated from its operations, together with available borrowings under the Senior Bank Facility and under the FFCA Loans and similar secured indebtedness, should be sufficient to fund its debt service requirements, lease obligations, working capital needs, current expected capital expenditures and other operating expenses for the remainder of 1999. The Senior Bank Facility provides the Company with available borrowing up to an aggregate amount of $20.0 million. As of March 31, 1999, $20.0 million of borrowings were available under the Senior Bank Facility. The Company's future operating performance and ability to service or refinance the Senior Notes, the FFCA Loans, and the Senior Bank Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

         The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and is designed to ensure that there are no adverse affects on the Company's ability to conduct business at the restaurant level and to process and support restaurant activity at the corporate level. The initiative covers restaurant point-of-sale systems, back office software, including labor, menu and inventory management software, ordering systems, the corporate office network and financial systems, payroll processing, corporate computers and telephone systems. In addition, the project includes a review of the Year 2000 compliance effects of the Company's key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. The Year 2000 project is divided into the following phases: inventory, assessment, remediation, testing, deployment and monitoring. As of March 31, 1999, the inventory and assessment phases are substantially completed, and the remediation, testing, deployment and monitoring phases are in progress. As part of its testing phase, the Company intends to conduct independent verification testing of selected network component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current network and is equipped to simulate the turn of the century and leap year dates.

         Under its current Year 2000 plan, the Company has brought a number of its systems into Year 2000 compliance. The Company's accounts receivable system is expected to be compliant by June 1999 and the point-of-sale systems in one remaining Chili's restaurant is expected to be compliant by September 1999. The Company's ability to meet the target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and contractors. In some instances, first party upgrades or modifications are not expected to be available until mid-1999; accordingly, the Company's testing and redeployment of affected items may be delayed until that time. The Company has established a supplier compliance program, and is working with its key suppliers and the Franchisor to minimize such risks. Based upon information obtained from the Company's two principal vendors of restaurant supplies and products (which together account for approximately 75% to 80% of its supplies), the Company believes that the vendors' systems that could affect the Company's business are Year 2000 compliant. While the Company believes that its relationships with its smaller suppliers and the Franchisor, as such relationships relate to Year 2000 issues, are less significant, it is continuing to assess these relationships and to develop contingency plans with such suppliers and expects that such efforts will be completed by June 1, 1999. The Company currently estimates that it will incur expenses of approximately $230,000 through 1999 in connection with its anticipated Year 2000 efforts. To date, the Company has spent approximately $180,000 in connection with its anticipated Year 2000 efforts with the remainder expected to be incurred throughout the rest of fiscal 1999. The timing and amount of the Company's expenses may vary and are not necessarily indicative of readiness efforts or progress to date.

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

         The above information is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technologies and other resources, first party modification actions and other factors. Given the complexity of these issues and possible unidentified risks, actual results may vary from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of the Company's first party suppliers and similar uncertainties.

FORWARD-LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Factors including those set forth herein, as well as those set forth in the Company's Form 10K filed with the Securities and Exchange Commission ("SEC") on March 30, 1999 and other filings with the SEC may affect such expectations. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         27.1     Financial Data Schedule

        (b) The Company did not file a Current Report on Form 8-K during the first fiscal quarter 1999.

                                 Exhibit Index

27.1     Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            NE RESTAURANT COMPANY, INC.
                                    ------------------------------------------
                                                    (Registrant)




Date:    May 17, 1999                BY:     /s/ Dennis Pedra
                                    ------------------------------------------
                                                   Dennis Pedra
                                                   President and Chief
                                                   Executive Officer




Date:    May 17, 1999                BY:     /s/ Paul Hoagland
                                    ------------------------------------------
                                                   Paul Hoagland
                                                   Chief Financial Officer and
                                                   Executive Vice President