Form 10-Q
period 1999-06-30
NE RESTAURANT CO INC
filed 1999-08-16
CIK 1061588

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

                        Commission File Number 333-62775
                                               ---------


                           NE RESTAURANT COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                    06-1311266
--------------------------------------------------------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification Number)


         80A Turnpike Road, Westborough, Massachusetts             01581
--------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (508) 870-9200
                                                     --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


                               Yes   X      No
                                   -----       -----


2,977,026 shares of the registrant's Common Stock were outstanding on August 16, 1999.

                           NE RESTAURANT COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                             PAGE

PART I:  FINANCIAL INFORMATION

         Item 1.    Financial Statements:
                    1)     Consolidated Balance Sheets
                           June 30, 1999 and December 30, 1998                                   4

                    2)     Consolidated Statements of Operations
                           For the Three and Six Months Ended June 30, 1999
                           and June 30, 1998                                                     5

                    3)     Consolidated Statement of Changes in Stockholders'
                           Equity For the Six Months Ended June 30, 1999                         6

                    4)     Consolidated Statements of Cash
                           Flows For the Six Months Ended June 30, 1999
                           and June 30, 1998                                                     7

                    5)     Notes to Consolidated Financial
                           Statements                                                            8

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                     10

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                                                  20

PART II: OTHER INFORMATION                                                                       21

         Item 1.           Legal Proceedings
         Item 2.           Changes in Securities and Use of Proceeds
         Item 3.           Defaults Upon Senior Securities
         Item 4.           Submission of Matters to a Vote of Security Holders
         Item 5.           Other Information
         Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES                                                                                       24

                          PART I: FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                           NE RESTAURANT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 30,               June 30,
                                                                           1998                     1999
                                                                   ---------------------    ----------------------
                              ASSETS
Current assets:
      Cash                                                                    5,456,110                 4,944,599
      Credit card receivables                                                 1,115,925                 1,458,130
      Inventories                                                             2,063,964                 1,937,855
      Prepaid expenses and other current assets                                 866,643                   303,052
      Prepaid and current deferred income taxes                              10,530,585                10,532,013
      Pre-opening costs, net of accumulated amortization                      1,135,055                       --
                                                                   ---------------------    ----------------------
             Total current assets                                            21,168,282                19,175,649
                                                                   ---------------------    ----------------------

Property and equipment, at cost:
      Land and land right                                                     8,190,477                 8,190,476
      Buildings                                                              11,676,629                11,674,429
      Leasehold improvements                                                 65,525,594                71,330,380
      Furniture and equipment                                                38,436,293                41,617,732
                                                                   ---------------------    ----------------------
                                                                            123,828,993               132,813,017
      Less - Accumulated depreciation                                       (16,340,923)              (22,094,969)
                                                                   ---------------------    ----------------------
                                                                            107,488,070               110,718,048
      Construction work in process                                            3,309,822                 3,449,964
                                                                   ---------------------    ----------------------
             Net property and equipment                                     110,797,892               114,168,012

Goodwill, net                                                                32,958,037                31,894,037

Deferred finance costs, net                                                   9,116,719                 8,770,183

Assets held for sale                                                          6,601,000                 6,601,000

Liquor licenses                                                               3,138,464                 3,265,857

Restricted investments                                                        1,170,043                 1,177,685

Other assets, net                                                             1,781,168                 1,613,818
                                                                   ---------------------    ----------------------
             TOTAL ASSETS                                                 $ 186,731,605             $ 186,666,241
                                                                   ---------------------    ----------------------
                                                                   ---------------------    ----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of mortgage loan and bonds payable                        843,708                   871,480
      Accounts payable                                                       10,649,346                10,935,124
      Accrued expenses                                                       27,790,614                25,055,528
      Capital lease obligation- current portion                                  72,647                    72,647
                                                                   ---------------------    ----------------------
             Total current liabiliites                                       39,356,315                36,934,779
Line of credit loans                                                                --                        --
Capital lease obligation, net of current portion                                150,739                   104,777
Mortgage loan payable, net of current portion                                28,151,894                33,771,244
Bonds payable, net of current portion                                       100,000,000               100,000,000
Deferred rent and other long-term liabilites                                  4,960,790                 5,285,379
                                                                   ---------------------    ----------------------
             TOTAL LIABILITIES                                              172,619,738               176,096,180
Commitments and Contingencies
Stockholders' Equity:
      Common stock @ $.01 par value                                              36,664                    36,664
      Less Treasury stock-689,344 shares at cost                             (8,017,070)               (8,017,070)
      Additional paid in capital                                             29,053,920                29,003,920
      Accumulated deficit                                                    (6,961,647)              (10,453,453)
                                                                   ---------------------    ----------------------
             TOTAL STOCKHOLDERS EQUITY                                       14,111,867                10,570,061
                                                                   ---------------------    ----------------------
                                                                          $ 186,731,605             $ 186,666,241
                                                                   ---------------------    ----------------------
                                                                   ---------------------    ----------------------


        The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                               Three Months Ended:                    Six Months Ended:
                                                            June 30,          June 30,           June 30,          June 30,
                                                            1998              1999               1998              1999
                                                          ---------------   ----------------   ---------------   ----------------

Net Sales                                                   $ 23,750,925       $ 67,648,295      $ 45,049,038      $ 130,682,480
                                                          ---------------   ----------------   ---------------   ----------------

Cost of Sales and Expenses
       Cost of sales                                           6,713,713         18,492,799        12,721,827         35,846,136
       Operating expenses                                     11,787,600         35,756,348        22,677,939         69,471,052
       General and administrative expenses                     1,198,147          3,543,171         2,298,308          6,992,479
       Deferred rent, depreciation, amortization and
            pre-opening expenses                               1,022,975          4,600,688         1,989,313          8,833,477
       Taxes other than income                                 1,055,613          3,447,769         2,081,765          6,964,594
                                                          ---------------   ----------------   ---------------   ----------------
            Total cost of sales and expenses                  21,778,048         65,840,775        41,769,152        128,107,738
                                                          ---------------   ----------------   ---------------   ----------------

       Income from operations                                  1,972,877          1,807,520         3,279,886          2,574,742

Interest expense, net                                            963,847          3,431,047         1,863,939          6,794,391

                                                          ---------------   ----------------   ---------------   ----------------
       Income (loss) before income tax expense (benefit)       1,009,030         (1,623,527)        1,415,947         (4,219,649)

Income tax expense (benefit)                                     352,587           (461,200)          473,041         (1,405,811)
                                                          ---------------   ----------------   ---------------   ----------------

       Income (Loss) before cumulative effect of change
            in accounting principle                              656,443         (1,162,327)          942,906         (2,813,838)

Cumulative effect of change in accounting
       principle (net of tax)                                        --                 --                --           (677,968)

                                                          ---------------   ----------------   ---------------   ----------------
Net Income (Loss)                                                656,443         (1,162,327)          942,906         (3,491,806)
                                                          ---------------   ----------------   ---------------   ----------------
                                                          ---------------   ----------------   ---------------   ----------------

Basic and diluted earnings (loss) per share                       $ 0.50            $ (0.39)           $ 0.72            $ (1.17)

Weighted average shares outstanding                            1,316,656          2,977,026         1,316,656          2,977,026

The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                     For the Six Months Ended June 30, 1999


                           -------------------------------------------------------------------------------------
                             Common Stock      Treasury Stock    Number of       Amount      Additional Paid In
                            Number of Shares    .01 per Share     Shares                           Capital
                           -------------------------------------------------------------------------------------

Balance December 30, 1998          3,666,370    $      36,664    (689,344)   $  (8,017,070)  $   29,053,920
Return of Paid in Capital                                                                    $     (50,000)
Net Loss
                           -------------------------------------------------------------------------------------
Balance June 30, 1999              3,666,370    $      36,664    (689,344)   $  (8,017,070)  $   29,003,920
                           -------------------------------------------------------------------------------------
                           -------------------------------------------------------------------------------------



                           -------------------------------------
                             Accumulated     Total Stockholders'
                                Deficit              Equity
                           -------------------------------------

Balance December 30, 1998   $  (6,961,647)   $  14,111,867
Return of Paid in Capital                    $    (50,000)
Net Loss                    $  (3,491,806)   $ (3,491,806)
                           -------------------------------------
Balance June 30, 1999       $ (10,453,453)   $ 10,570,061
                           -------------------------------------
                           -------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Six months ended   Six months ended
                                                                                                June 30,            June 30,
                                                                                              --------------    ----------------
                                                                                                   1998                1999
                                                                                              --------------    ----------------

Cash Flows from Operating Activities
         Net income (loss)                                                                       $  942,906        $ (3,491,806)
                                                                                              --------------    ----------------

         Adjustments to reconcile net income (loss) to net cash used in operating activities
             Depreciation, amortization,deferred rent and pre-opening expenses                    2,392,679           7,489,171
             Deferred taxes                                                                             --               (1,428)
         Cumulative effect of change in accounting principle                                            --            1,135,055
         Changes in operating assets and liabilities
                   Inventories                                                                       22,383             126,109
                   Prepaid expenses, receivables and other                                           87,428             221,386
                   Accrued expenses                                                                 233,241          (2,735,086)
                   Accounts payable                                                                (329,609)            285,778
                   Other operating assets and liabilities                                          (443,662)            159,708
                                                                                              --------------    ----------------
                        Total adjustments                                                         1,962,460           6,680,693
                                                                                              --------------    ----------------
Net cash provided by operating activities                                                         2,905,366           3,188,887
                                                                                              --------------    ----------------

Cash Flows from Investing Activities
         Additions to property and equipment                                                     (3,536,095)         (9,124,166)
         Acquisition of marketable securities                                                    (3,434,610)                --
         Acquisition of liquor licenses                                                             (15,811)           (127,393)
         Additions to pre-opening costs                                                            (361,796)                --
                                                                                              --------------    ----------------
Net cash used in investing activities                                                            (7,348,312)         (9,251,560)
                                                                                              --------------    ----------------

Cash Flows from Financing Activities
         Borrowings of mortgage loans                                                                   --           6,120,034
         Repayments of mortgage loans                                                              (318,611)           (472,911)
         Return of capital                                                                              --             (50,000)
         Principal payments under capital lease obligations                                         (44,118)            (45,962)
         Net borrowings under lines of credit                                                     4,558,000                 --
                                                                                              --------------    ----------------
Net cash provided by financing activities                                                         4,195,271           5,551,161
                                                                                              --------------    ----------------

Net decrease in cash                                                                               (247,675)           (511,511)
Cash, beginning of period                                                                           247,675           5,456,110
                                                                                              --------------    ----------------
Cash, end of period                                                                              $      --         $  4,944,599
                                                                                              --------------    ----------------
                                                                                              --------------    ----------------

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest, net of amounts capitalized                    $  621,787        $  6,543,137
                                                                                              --------------    ----------------
                                                                                              --------------    ----------------
         Cash paid during the period for income taxes, net of tax refunds                        $  457,000        $      7,015
                                                                                              --------------    ----------------
                                                                                              --------------    ----------------

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

5. In April 1988, the AICPA issued its Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although early application is encouraged. SOP 98-5 was first applied as of the beginning of the fiscal year in which it is was adopted (fiscal 1999) and is reported as a cumulative effect of a change in accounting principle.

         The Company adopted SOP 98-5 on December 31, 1998, the first day of fiscal 1999. Upon adoption, the Company incurred a cumulative effect of a change in accounting principle of approximately $678,000, net of tax. This includes unamortized pre-opening costs which were previously deferred then amortized over the 12-month period subsequent to restaurant openings.

6. The following presents the unaudited pro forma consolidated statements of income of the Company for the three and six months ended June 30, 1998. In computing six month pro forma earnings, Bertucci's earnings have been included for the period from December 28, 1997 through June 13, 1998 and earnings have been reduced by the interest expense on indebtedness incurred in connection with the Acquisition. In addition, earnings have been reduced by amortization of goodwill and deferred finance costs. The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred at the beginning of the respective period, or which may be reported in the future.

NE RESTAURANT COMPANY, INC.
UNAUDITED PROFORMA STATEMENT OF OPERATIONS
(Dollars in thousands except for per share information)


                                                                        Three Months Ended           Six Months Ended
                                                                          June 30, 1998 (b)          June 30, 1998 (c)
                                                                       -----------------------    -----------------------

Net Sales                                                                 $            57,629        $           111,943

Cost of Sales and Expenses
       Cost of sales                                                                   15,047                     29,331
       Operating expenses                                                              29,593                     58,677
       General and administrative expenses                                              3,015                      6,033
       Deferred rent, depreciation and amortization (a)                                 4,032                      7,977
       Taxes other than income                                                          2,655                      5,488
                                                                       -----------------------    -----------------------
            Total cost of sales and expenses                                           54,342                    107,506

       Income from operations                                                           3,287                      4,437

Interest expense, net                                                                   3,834                      7,655
                                                                       -----------------------    -----------------------

       Loss before income tax benefit                                                    (547)                    (3,218)

Income tax benefit                                                                       (131)                    (1,036)
                                                                       -----------------------    -----------------------


Net Loss                                                                  $              (416)       $            (2,182)
                                                                       -----------------------    -----------------------
                                                                       -----------------------    -----------------------

Basic and diluted earnings (loss) per share                               $             (0.14)       $             (0.73)

Weighted average shares outstanding                                                 2,977,026                  2,977,026

EBITDA (d)                                                                $             7,318        $            12,413

(a)    Includes the amortization of pre-opening expenses.

(b) Includes 13 weeks of Chili's and On The Border restaurants and 12 weeks of Bertucci's restaurants.

(c) Includes 26 weeks of Chili's and On The Border restaurants and 24 weeks of Bertucci's restaurants.

(d) "EBITDA" is defined as income from operations before deferred rent, depreciation and amortization. EBITDA is not a measure of performance defined by GAAP. EBITDA should not be considered in isolation or as a substitute for net income or the statement of cash flows which have been prepared in accordance with GAAP. The Company believes EBITDA provides useful information regarding the Company's ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included herein.

GENERAL

         NE Restaurant Company, Inc. (together with its subsidiaries, the "Company") is a leading operator of full-service, casual dining restaurants in New England. The Company develops and operates two distinct restaurant franchises, Chili's Grill & Bar-Registered Trademark- ("Chili's") and On The Border Mexican Cafe-Registered Trademark- ("On The Border") restaurants, under franchise agreements with Brinker International, Inc., a publicly-owned company ("Brinker" or the "Franchisor"), together with a proprietary restaurant concept under the name Bertucci's Brick Oven Pizzeria-Registered Trademark- ("Bertucci's"). As of June 30, 1999, the Company operated 37 Chili's and five On The Border restaurants in five New England states, and owned and operated 88 Bertucci's restaurants located primarily in the northeastern and Mid-Atlantic United States and one Sal and Vinnie's Sicilian Steakhouse-TM- ("Sal and Vinnie's") restaurant located in Massachusetts.

         The Company has entered into franchise and development agreements with Brinker to operate the 42 Chili's and On The Border restaurants and to exclusively develop additional restaurants in New England and Westchester County and additionally, in the case of On The Border, upstate New York. The Company acquired the Bertucci's and Sal and Vinnie's concepts pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998, whereby the Company (through a wholly-owned subsidiary) acquired on July 21, 1998 all of the issued and outstanding shares of common stock of Bertucci's, Inc. for an aggregate purchase price of approximately $89.4 million (the "Acquisition").

         The Acquisition included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. The Company has decided to close certain underperforming Bertucci's restaurants. In addition, the Company has decided to sell the former Bertucci's headquarters located in Massachusetts. One of the under-performing restaurants, Bertucci's in Wakefield, Massachusetts was closed in the second fiscal quarter of 1999 as planned. The assets related to all of the under-performing restaurant locations, which are primarily property and equipment, have been assigned a value of approximately $6.6 million based on estimated sale proceeds. From the date of the Acquisition to June 30, 1999, the restaurant locations planned for closure had combined net sales of approximately $15.5 million and a combined approximate $1.6 million loss from operations. None of these locations' results during the period from date of the Acquisition to June 30, 1999 have been excluded from the consolidated income statement and accounted for as an adjustment to the carrying amount of assets, as the operating locations to be sold had not been identified at the date of the Acquisition. Two restaurants, Manassas and Fairlakes, Virginia, closed on the first day of the third quarter 1999 and one restaurant, Centreville, Virginia, closed at the close of business July 28, 1999. It is anticipated that the closing and sale of the fourteen remaining restaurants will be completed by the end of 1999.

         As of the date of the Acquisition, the Company accrued approximately $3.0 million related to closing these locations, consisting of estimated lease commitments beyond the closings and certain exit costs. As of June 30, 1999, these accrued costs are included in accrued expenses. Any additional restaurant closing costs and any gain/(loss) on the sales or the ultimate disposition of these locations has been or will be treated as an adjustment to the original purchase price allocation. The Company still intends to sell its fee interest in the Wakefield property.

         For all the Company's restaurants, net sales consist of food, beverage and alcohol sales. Cost of sales consists of food, beverage and alcohol costs. Total operating expenses consist of five primary categories: (i) labor expenses;
(ii) restaurant operations; (iii) facility costs; (iv) office expenses; and (v) non-controllable expenses, which include such items as Brinker's royalty and advertising fees, rent, and insurance. General and administrative expenses include costs associated with those departments of the Company that assist in restaurant operations and management of the business, including accounting, management information systems, human resources, marketing, training, executive management, purchasing and construction. Taxes, other than income taxes consist of payroll taxes, real estate taxes and personal property taxes. Depreciation, amortization, deferred rent and pre-opening expenses include depreciation and amortization on appropriate assets (including but not limited to goodwill, deferred financing costs, property and equipment), deferred rent expenses/credits recorded to average rental payments over the individual lives of the leased properties and all pre-opening expenses as incurred.


RESULTS OF OPERATIONS

         The results of operations for the second fiscal quarter ended June 30, 1999 and the first two fiscal quarters ended June 30, 1999 include the results of operations of the Chili's and On The Border ("Brinker concept restaurants") and Bertucci's concepts. The results of operations for the second fiscal quarter ended June 30, 1998 and the first two fiscal quarters ended June 30, 1998 include only the Brinker concept restaurants.

         The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's income statement, as well as certain operating data, for the periods indicated:



                                                                          Three Months Ended:   Six Months Ended:
                                                                          June 30,  June 30,    June 30,  June 30,
                                                                           1998      1999       1998      1999
                                                                          -------- ---------   -------- ---------
Net Sales                                                                  100.0%    100.0%     100.0%    100.0%
                                                                          -------- ---------   -------- ---------
Cost of sales and expenses
      Cost of sales                                                          28.3      27.3       28.2      27.4
      Operating expenses                                                     49.6      52.9       50.3      53.2
      General and administrative expenses                                     5.0       5.2        5.1       5.4
      Deferred rent, depreciation, amortization and pre-opening expenses      4.3       6.8        4.4       6.8
      Taxes other than income                                                 4.4       5.1        4.6       5.3
                                                                          -------- ---------   -------- ---------
           Total cost of sales and expenses                                  91.7      97.3       92.7      98.0
                                                                          -------- ---------   -------- ---------

      Income from operations                                                  8.3       2.7        7.3       2.0

Interest expense, net                                                         4.1       5.1        4.1       5.2
                                                                          -------- ---------   -------- ---------
      Income (loss) before income tax expense (benefit)                       4.2      (2.4)       3.1      (3.2)

Income tax expense (benefit)                                                  1.5      (0.7)       1.1      (1.1)
                                                                          -------- ---------   -------- ---------
      Income (Loss) before cumulative effect of change in accounting
      principle                                                               2.8      (1.7)       2.1      (2.2)
                                                                          -------- ---------   -------- ---------
                                                                          -------- ---------   -------- ---------

Cumulative effect of change in accounting principle (net of tax)              --        --         --      (0.5)

                                                                          -------- ---------   -------- ---------
      Net Income                                                              2.8      (1.7)       2.1      (2.7)
                                                                          -------- ---------   -------- ---------
                                                                          -------- ---------   -------- ---------

RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
--------------------------------------------------------------------------------------------   ------------------
EBITDA                                                                    $ 2,995   $ 6,408    $ 5,269  $ 11,408
Average annual sales per restaurant-Brinker concepts (a)                  $ 2,879   $ 2,912    $ 2,755  $  2,852
Average annual sales per restaurant-Bertucci's concepts (a)               $ 1,697   $ 1,658    $ 1,672  $  1,638
Comparable restaurant sales-Brinker concepts                                 5.7%      2.2%       7.1%      3.3%
Comparable restaurant sales-Bertucci's concepts                              0.6%     -3.7%       2.3%     -3.7%
Number of restaurants - Brinker restaurants:
      Restaurants open at beginning of period                                  33        38         32        37
      Restaurants opened                                                       --         4          1         5
      Restaurants closed                                                       --        --         --        --
                                                                          -------- ---------   -------- ---------
         Total restaurants open at end of period                               33        42         33        42
Number of restaurants - Bertucci's restaurants:
      Restaurants open at beginning of period                                  84        90         84        90
      Restaurants opened                                                        3        --          3        --
      Restaurants closed                                                       --         1         --         1
                                                                          -------- ---------   -------- ---------
         Total restaurants open at end of period                               87        89         87        89
                                      NOTE





--------

NOTE (a) Average sales per restaurant for the fiscal quarters have been annualized to reflect a full year of operations, but are not necessarily indicative of results for a full year.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         NET SALES. Net sales increased $43.9 million, or 184.8%, to $67.6 million during the second fiscal quarter 1999 from $23.8 million during the second fiscal quarter 1998. The increase in net sales primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. In addition, $7.7 million of the increase in net sales was attributable to the opening of six Chili's, three On The Borders and three Bertucci's restaurants during the preceding twelve month period. Three of the six Chili's restaurants and one On The Border restaurant opened in the second fiscal quarter 1999. The increase was partially offset by the closing of two Bertucci's restaurants, one in Owings Mills, Maryland and one in Wakefield, Massachusetts. Comparable restaurant sales increased by 2.2% for the Brinker concept restaurants operated by the Company in the second fiscal quarter 1999 as compared to the second fiscal quarter 1998. The results for nine Chili's restaurants and four On The Border restaurants in Connecticut reflect a menu price increase. The menu price increase represented approximately 1.0% increase in comparable restaurant sales for the Brinker concept restaurants. Comparable restaurant sales for the Bertucci's restaurants decreased by 3.7% in the second fiscal quarter 1999 as compared to the comparable period in 1998. The Company believes that the majority of such decrease was the result of a reduction in planned advertising for the Bertucci's restaurants which has adversely affected sales in certain markets.

         COST OF SALES. Cost of sales increased by $11.8 million, or 175.4%, to $18.5 million during the second fiscal quarter 1999 from $6.7 million during the second fiscal quarter 1998. The dollar increase in cost of sales primarily was due to the inclusion of the results of operations of Bertucci's restaurants since the Acquisition. Expressed as a percentage of net sales, overall cost of sales decreased to 27.3% during the second fiscal quarter 1999 from 28.3% during the second fiscal quarter 1998. This percentage decrease was primarily due to the higher margins associated with the Bertucci's restaurants. Cost of sales for the Bertucci's restaurants which, expressed as a percentage of net sales for the Bertucci's restaurants, increased to 26.4% during the second fiscal quarter (13 weeks) 1999 from 24.9% during the second twelve weeks of 1998. This increase was primarily as a result of higher cheese and dairy commodity costs during the second fiscal quarter 1999. Cost of sales for the Brinker concept restaurants, expressed as a percentage of Brinker concept restaurant sales, increased from 28.3% in the second fiscal quarter 1998 to 28.5% in the second fiscal quarter 1999. The Company believes that this increase was mainly due to higher commodity costs of cheese and dairy products during the second fiscal quarter 1999.

         OPERATING EXPENSES. Operating expenses increased by $24.0 million, or 203.3%, to $35.8 million during the second fiscal quarter 1999 from $11.8 million during the second fiscal quarter 1998. The dollar increase in operating expenses primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. Expressed as a percentage of net sales, operating expenses increased to 52.9% in the second fiscal quarter 1999 from 49.6% during the second fiscal quarter 1998. The percentage increase primarily was attributable to increased hourly labor costs driven by a tight labor market as a result of low unemployment and mandated Federal and state minimum wage increases, as well as to increased labor costs arising from increased staffing of restaurant-level management implemented to strengthen restaurant operations in the Bertucci's restaurants.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $2.3 million, or 195.7%, to $3.5 million during the second fiscal quarter 1999 from $1.2 million during the second fiscal quarter 1998. The dollar increase in general and administrative expenses primarily was due to the inclusion of the results of operations of Bertucci's overhead since the Acquisition. Expressed as a percentage of net sales, general and administrative costs increased to 5.2% during the second fiscal quarter 1999 from 5.0% during the second fiscal quarter 1998. The increase was attributable to increased Bertucci's restaurant manager training and additional staffing of corporate support positions to further service the expanded Company.

         DEFERRED RENT, DEPRECIATION, AMORTIZATION AND PRE-OPENING EXPENSES. Deferred rent, depreciation, amortization and pre-opening expenses increased by $3.6 million, or 349.7%, to $4.6 million during the second fiscal quarter 1999 from $1.0 million during the second fiscal quarter 1998. The Company adopted the AICPA's Statement of Position 98-5 ("SOP 98-5", Reporting on the Costs of Start-Up Activities) effective December 31, 1998, the first day of fiscal 1999. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Those expenses amounted to approximately $0.6 million in the second fiscal quarter 1999 and were primarily for the pre-opening expenses related to opening three Chili's restaurants and one On the Border restaurant in that period. In addition, the second fiscal quarter 1999 includes approximately $0.6 million of amortization expenses of goodwill associated with the Acquisition. The remainder of the increase was primarily due to the inclusion of Bertucci's since the Acquisition.

         TAXES OTHER THAN INCOME TAXES. Taxes, other than income taxes, increased by $2.4 million, or 226.6%, to $3.5 million during the second fiscal quarter 1999 from $1.1 million during the second fiscal quarter 1998. Expressed as a percentage of net sales, taxes, other than income taxes, increased from 4.4% during second fiscal quarter 1998 to 5.1% during the second fiscal quarter 1999. The overall dollar increase in taxes, other than income taxes, was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. The percentage increase was due primarily to increased payroll taxes associated with higher Bertucci's restaurant management and employee payroll as well as increased manager training payroll and general and administrative support staff payroll.

         INTEREST EXPENSE. Interest expense increased by $2.5 million to $3.4 million during the second fiscal quarter 1999 from $1.0 million during the second fiscal quarter 1998. This increase was primarily attributable to the sale by the Company in July 1998 of $100.0 million aggregate principal amount of its 10-3/4% Senior Notes due 2008 (the "Senior Notes"), and to the approximately $29.7 million aggregate principal amount of mortgage loan financing provided, since August 1997, to the Company by FFCA Acquisition Corporation (the "FFCA Loans"). Interest was approximately $2.7 million on the Senior Notes, $0.6 million on the FFCA Loans and $0.1 million on the Company's revolving credit facility, during the second fiscal quarter 1999.

         INCOME TAXES. The effective income tax rate (which was a tax benefit in 1999) decreased to 30.9% during the second fiscal quarter 1999 from a 34.9% tax expense during the second fiscal quarter 1998. The reason for the reduced rate of tax benefit in 1999 was mainly due to the non-deductible portion of goodwill resulting from the Acquisition.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         NET SALES. Net sales increased $85.6 million, or 190.1%, to $130.7 million during the first two fiscal quarters 1999 from $45.0 million during the first two fiscal quarters 1998. The increase in net sales primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. In addition, $14.6 million of the increase in net sales was attributable to the opening of six Chili's, three On The Borders and three Bertucci's restaurants during the preceding twelve month period. Four of the six Chili's restaurants and one On The Border restaurant opened in 1999. The increase was partially offset by the closing of two Bertucci's restaurants, one in Owings Mills, Maryland and one in Wakefield, Massachusetts. Comparable restaurant sales increased by 3.3% for the Brinker concept restaurants operated by the Company in the first two fiscal quarters 1999 as compared to the first two fiscal quarters 1998. The results for nine Chili's restaurants and four On The Border restaurants in Connecticut reflected a menu price increase. The menu price increase represented approximately 1.0% increase in comparable restaurant sales for the Brinker concept restaurants. Comparable restaurant sales for the Bertucci's restaurants decreased by 3.7% in the first two fiscal quarters 1999 as compared to the comparable period in 1998. Bertucci's comparable sales for the full 26-week period excludes the results of the Wakefield, Massachusetts location that closed during the second fiscal quarter 1999. The Company believes that the majority of the comparable decrease was the result of a reduction in planned advertising for the Bertucci's restaurants which has adversely affected sales in certain markets.

         COST OF SALES. Cost of sales increased by $23.1 million, or 181.8%, to $35.8 million during the first two fiscal quarters 1999 from $12.7 million during the first two fiscal quarters 1998. The dollar increase in cost of sales primarily was due to the inclusion of the results of operations of Bertucci's restaurants since the Acquisition. Expressed as a percentage of net sales, overall cost of sales decreased to 27.4% during the first two fiscal quarters 1999 from 28.2% during the first two fiscal quarters 1998. This percentage decrease was primarily due to the higher margins associated with the Bertucci's restaurants. Cost of sales for the Bertucci's restaurants which, expressed as a percentage of net sales for the Bertucci's restaurants, increased to 26.5% during the first two fiscal quarters (26 weeks) 1999 from 25.0% during the first 24 weeks of 1998. This increase was primarily as a result of higher cheese and dairy commodity costs during the first two fiscal quarters 1999. Cost of sales for the Brinker concept restaurants, expressed as a percentage of Brinker concept restaurant sales, increased from 28.2% in the first two fiscal quarters 1998 to 28.6% in the first two fiscal quarters 1999. The Company believes that this increase was mainly due to higher commodity costs of cheese and dairy products during the first two fiscal quarters 1999.

         OPERATING EXPENSES. Operating expenses increased by $46.8 million, or 206.3%, to $69.5 million during the first two fiscal quarters 1999 from $22.7 million during the first two fiscal quarters 1998. The dollar increase in operating expenses primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. Expressed as a percentage of net sales, operating expenses increased to 53.2% in the first two fiscal quarters 1999 from 50.3% during the first two fiscal quarters 1998. The percentage increase primarily was attributable to increased hourly labor costs driven by a tight labor market as a result of low unemployment and mandated Federal and state minimum wage increases, as well as to increased labor costs arising from increased staffing of restaurant-level management implemented to strengthen restaurant operations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $4.7 million, or 204.2%, to $7.0 million during the first two fiscal quarters 1999 from $2.3 million during the first two fiscal quarters 1998. The dollar increase in general and administrative expenses primarily was due to the inclusion of the results of operations of Bertucci's overhead since the Acquisition. Expressed as a percentage of net sales, general and administrative costs increased to 5.4% during the first two fiscal quarters 1999 from 5.1% during the first two fiscal quarters 1998. The increase was attributable to increased Bertucci's restaurant manager training and additional staffing of corporate support positions to further service the expanded Company.

         DEFERRED RENT, DEPRECIATION, AMORTIZATION AND PRE-OPENING EXPENSES. Deferred rent, depreciation, amortization and pre-opening expenses increased by $6.8 million, or 344.0%, to $8.8 million during the first two fiscal quarters 1999 from $2.0 million during the first two fiscal quarters 1998. The Company adopted the AICPA's Statement of Position 98-5 ("SOP 98-5", Reporting on the Costs of Start-Up Activities) effective December 31, 1998, the first day of fiscal 1999. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Those expenses amounted to approximately $1.1 million in the first two fiscal quarters 1999 and were primarily for the pre-opening expenses related to opening four Chili's restaurants and one On the Border restaurant in that period. In addition, the year to date 1999 includes approximately $1.2 million of amortization expenses of goodwill associated with the Acquisition. The remainder of the increase was primarily due to the inclusion of Bertucci's since the Acquisition.

         TAXES OTHER THAN INCOME TAXES. Taxes, other than income taxes, increased by $4.9 million, or 234.6%, to $7.0 million during the first two fiscal quarters 1999 from $2.1 million during the first two fiscal quarters 1998. The overall dollar increase in taxes, other than income taxes, was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. Expressed as a percentage of net sales, taxes, other than income taxes, increased from 4.6% during first two fiscal quarters 1998 to 5.3% during the first two fiscal quarters 1999. The percentage increase was due primarily to increased payroll taxes associated with higher Bertucci's restaurant management and employee payroll as well as increased manager training payroll and general and administrative support staff payroll.

         INTEREST EXPENSE. Interest expense increased by $4.9 million to $6.8 million during the first two fiscal quarters 1999 from $1.9 million during the first two fiscal quarters 1998. This increase was primarily attributable to the sale by the Company in July 1998 of $100.0 million aggregate principal amount of its Senior Notes, and to the approximately $34.6 million aggregate principal amount of the FFCA Loans. Interest was approximately $5.4 million on the Senior Notes, $1.2 million on the FFCA Loans and $0.2 million on the Company's revolving credit facility, during the first two fiscal quarters 1999.

         INCOME TAXES. The effective income tax rate (a tax benefit in 1999) decreased to 33.3% during the first two fiscal quarters 1999 from 33.4% tax expense during the first two fiscal quarters 1998. The reason for the reduced rate of tax benefit in 1999 was mainly due to the non-deductible portion of goodwill resulting from the Acquisition.

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

         Net cash flows provided by operating activities were $3.2 million for the first two fiscal quarters 1999. Other changes in working capital were mainly due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. The increase in accounts payable was primarily due to the inclusion of the Bertucci's results while the decrease in accrued expenses was mainly attributable to the payment of bonuses and advertising that were accrued at year-end.

         The Company's capital expenditures including pre-opening costs increased by $2.0 million to $9.3 million for the first two fiscal quarters 1999. The increase in capital expenditures was primarily due to the construction of four new Chili's restaurants and one new On The Border restaurant. Under its area development agreements with the Franchisor, the Company is required to open at least four Chili's and two On The Border restaurants in 1999 to meet its minimum development requirements. The Company has met the minimum requirement for Chili's in fiscal 1999. The Company expects to open three On The Border restaurants which will exceed the development requirement for that brand in fiscal 1999. The development of four Chili's and three On The Border restaurants are expected to require capital expenditures of approximately $13.4 million. As described below, the Company believes that it will have sufficient working capital and bank borrowing availability to finance its expansion and other plans for the remainder of fiscal 1999.

         The Company incurred a significant amount of indebtedness in connection with the Acquisition. As of June 30, 1999, the Company had approximately $134.8 million in consolidated indebtedness, including $100.0 million of indebtedness pursuant to the Senior Notes, $34.6 million of borrowings under the FFCA Loans and $0.2 million of capital lease obligations. Significant liquidity demands will arise from debt service on the Senior Notes, the FFCA Loans and borrowings under the Senior Bank Facility. In addition to its debt service obligations, the Company has determined that it will require $20.5 million to complete all planned capital expenditures (which includes the $13.4 million that is expected to be used for new restaurant development plus an additional $7.1 million expected to be used for capital improvements to existing locations), $0.1 million for lease obligations and ($0.4) million for general working capital needs in 1999.

         The Company believes that the cash flow generated from its operations, together with available borrowings under the Senior Bank Facility and under the FFCA Loans and similar secured indebtedness, should be sufficient to fund its debt service requirements, lease obligations, working capital needs, current expected capital expenditures and other operating expenses for the remainder of 1999. The Senior Bank Facility provides the Company with available borrowing up to an aggregate amount of $20.0 million. As of June 30, 1999, $20.0 million of borrowings were available under the Senior Bank Facility. The Company's future operating performance and ability to service or refinance the Senior Notes, the FFCA Loans, and the Senior Bank Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

YEAR 2000 IMPACT

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently updating any potential impact of Year 2000 on the processing of date-sensitive information by the Company's automated information and point-of-sale systems and by the computerized information systems for its Bertucci's operations. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes, based on discussions and assurances with its information systems vendors, that Year 2000 issues will not have a materially adverse affect on the Company.

         The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and is designed to ensure that there are no adverse affects on the Company's ability to conduct business at the restaurant level and to process and support restaurant activity at the corporate level. The initiative covers restaurant point-of-sale systems, back office software, including labor, menu and inventory management software, ordering systems, the corporate office network and financial systems, payroll processing, corporate computers and telephone systems. In addition, the project includes a review of the Year 2000 compliance effects of the Company's key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. The Year 2000 project is divided into the following phases: inventory, assessment, remediation, testing, deployment and monitoring. As of June 30, 1999, the inventory and assessment phases are substantially completed, and the remediation, testing, deployment and monitoring phases are in progress. As part of its testing phase, the Company intends to conduct independent verification testing of selected network component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current network and is equipped to simulate the turn of the century and leap year dates.

         Under its current Year 2000 plan, the Company has brought a number of its systems into Year 2000 compliance. The Company's accounts receivable system is expected to be compliant by September 1999 and the point-of-sale system in the single non-compliant Chili's restaurant is expected to be compliant by September 1999. The Company's ability to meet the target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and contractors. In some instances, first party upgrades or modifications are not expected to be available until late 1999; accordingly, the Company's testing and redeployment of affected items may be delayed until that time. The Company has established a supplier compliance program, and is working with its key suppliers and the Franchisor to minimize such risks. Based upon information obtained from the Company's two principal vendors of restaurant supplies and products (which together account for approximately 75% to 80% of its supplies), the Company believes that the vendors' systems that could affect the Company's business are Year 2000 compliant. While the Company believes that its relationships with its smaller suppliers and the Franchisor, as such relationships relate to Year 2000 issues, are less significant, it is continuing to assess these relationships. The Company currently estimates that it will incur expenses of approximately $230,000 through 1999 in connection with its anticipated Year 2000 efforts. To date, the Company has spent approximately $200,000 in connection with its anticipated Year 2000 efforts with the remainder expected to be incurred throughout the rest of fiscal 1999. The timing and amount of the Company's expenses may vary and are not necessarily indicative of readiness efforts or progress to date.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

         27.1     Financial Data Schedule

         (b) The Company did not file a Current Report on Form 8-K during the second fiscal quarter 1999.

                                  EXHIBIT INDEX

         27.1     Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       NE RESTAURANT COMPANY, INC.
                                   ---------------------------------------------
                                                (Registrant)




Date:    August 16, 1999           By:        /s/ Dennis Pedra
                                   ---------------------------------------------
                                                     Dennis Pedra
                                                     President and Chief
                                                     Executive Officer




Date:    August 16, 1999           By:        /s/ Paul Hoagland
                                   ---------------------------------------------
                                                     Paul Hoagland
                                                     Chief Financial Officer and
                                                     Executive Vice President