Form 10-Q
period 1999-09-29
NE RESTAURANT CO INC
filed 1999-11-12
CIK 1061588

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the Quarterly Period Ended September 29, 1999

                        Commission File Number 333-62775

                           NE RESTAURANT COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 06-1311266
--------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)

Five Clock Tower Place, Maynard, Massachusetts                 01581
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (978) 897-1400
                                                    --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                 Yes |X| No |_|

2,977,026 shares of the registrant's Common Stock were outstanding on November 15, 1999.

                           NE RESTAURANT COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements:

            1)  Consolidated Balance Sheets
                September 29, 1999 and December 30, 1998                       3

            2)  Consolidated Statements of Operations
                For the Three and Nine months Ended September 29, 1999
                and September 30, 1998                                         4

            3)  Consolidated Statement of Changes in Stockholders'
                Equity For the Nine months Ended September 29, 1999            5

            4)  Consolidated Statements of Cash
                Flows For the Nine months Ended September 29, 1999
                and September 30, 1998                                         6

            5)  Notes to Consolidated Financial Statements                     7

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        9

      Item 3. Quantitative and Qualitative Disclosures about Market Risk      19

PART II: OTHER INFORMATION                                                    20

      Item 1.  Legal Proceedings
      Item 2.  Changes in Securities and Use of Proceeds
      Item 3.  Defaults Upon Senior Securities
      Item 4.  Submission of Matters to a Vote of Security Holders
      Item 5.  Other Information
      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                    22

                          PART I: FINANCIAL INFORMATION

                           NE RESTAURANT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         September 29,    December 30,
                                                             1999              1998
                                                         -------------    -------------
                       ASSETS                             (UNAUDITED)
Current Assets:
    Cash                                                     1,577,263        5,456,110
    Credit card receivables                                  1,696,840        1,115,925
    Inventories                                              1,983,546        2,063,964
    Prepaid expenses and other current assets                  204,262          866,643
    Prepaid and current deferred income taxes               10,536,453       10,530,585
    Pre-opening costs, net of accumulated amortization              --        1,135,055
                                                         -------------    -------------
          Total current assets                              15,998,363       21,168,282
                                                         -------------    -------------

Property and Equipment, at cost:
    Land and land right                                      8,190,476        8,190,477
    Buildings                                               11,678,048       11,676,629
    Leasehold improvements                                  73,363,018       65,525,594
    Furniture and equipment                                 42,903,376       38,436,293
                                                         -------------    -------------
                                                           136,134,917      123,828,993
    Less - Accumulated depreciation                        (24,746,826)     (16,340,923)
                                                         -------------    -------------
                                                           111,388,091      107,488,070
    Construction work in process                             3,332,446        3,309,822
                                                         -------------    -------------
          Net property and equipment                       114,720,537      110,797,892

Goodwill, net                                               31,288,037       32,958,037
Deferred Finance Costs, net                                  8,571,140        9,116,719
Assets held for Sale                                         6,101,000        6,601,000
Liquor licenses                                              3,265,857        3,138,464
Restricted investments                                       1,177,685        1,170,043
Other assets, net                                            1,591,660        1,781,168
                                                         -------------    -------------
                                                         $ 182,714,279    $ 186,731,605
                                                         =============    =============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Current portion of mortgage loan and bonds payable         913,982          843,708
    Accounts Payable                                        10,325,026       10,649,346
    Accrued Expenses                                        22,493,455       27,790,614
    Capital lease obligation-current portion                    72,647           72,647
                                                         -------------    -------------
          Total current liabiliites                         33,805,110       39,356,315
Line of Credit Loans                                                --               --
Capital lease obligation, net of current portion                89,291          150,739
Mortgage Loan Payable, net of current portion               33,498,091       28,151,894
Bonds Payable, net of current portion                      100,000,000      100,000,000
Deferred Rent and Other Long-Term Liabilites                 5,579,412        4,960,790
                                                         -------------    -------------
          Total liabilities                                172,971,903      172,619,738
Commitments and Contingencies
Stockholders' Equity:
    Common stock                                                36,664           36,664
    Less Treasury stock-689,344 shares at cost              (8,017,070)      (8,017,070)
    Additional paid in capital                              29,003,920       29,053,920
    Accumulated deficit                                    (11,281,138)      (6,961,647)
                                                         -------------    -------------
          Total stockholders' equity (deficit)               9,742,376       14,111,867
                                                         -------------    -------------
                                                         $ 182,714,279    $ 186,731,605
                                                         =============    =============

       The accompanying notes are an integral part of these consolidated financial statements

NE RESTAURANT COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                            Three Months Ended                          Nine Months Ended
                                                September 29, 1999    September 30, 1998    September 29, 1999    September 30, 1998
                                                ------------------    ------------------    ------------------    ------------------
Net Sales                                       $       70,072,355    $       54,253,416    $      200,754,835    $       99,302,468
                                                ------------------    ------------------    ------------------    ------------------

Cost of Sales and Expenses
     Cost of sales                                      19,487,044            14,644,067            55,333,180            27,365,935
     Operating expenses                                 36,803,219            29,183,569           106,274,271            51,811,239
     General and administrative expenses                 3,538,794             2,582,115            10,531,273             4,880,412
     Deferred rent, depreciation, amortization
          and pre-opening expenses                       4,170,982             3,565,982            13,004,459             5,555,295
     Taxes other than income                             3,507,840             2,504,891            10,472,434             4,636,932
                                                ------------------    ------------------    ------------------    ------------------
          Total cost of sales and expenses              67,507,879            52,480,624           195,615,617            94,249,813
                                                ------------------    ------------------    ------------------    ------------------

     Income from operations                              2,564,475             1,772,792             5,139,218             5,052,655

Interest expense, net                                    3,625,661             2,894,657            10,420,052             4,758,594

                                                ------------------    ------------------    ------------------    ------------------
     Income (loss) before income tax expense
          (benefit)                                     (1,061,186)           (1,121,865)           (5,280,834)              294,061

Income tax expense (benefit)                              (233,500)             (406,393)           (1,639,311)               66,648
                                                ------------------    ------------------    ------------------    ------------------

     Income (Loss) before cumulative effect of
          change in accounting principle                  (827,686)             (715,472)           (3,641,523)              227,413

Cumulative effect of change in accounting
     principle (net of tax)                                     --                    --              (677,968)                   --
                                                ------------------    ------------------    ------------------    ------------------
Net Income (Loss)                                         (827,686)             (715,472)           (4,319,491)              227,413
                                                ==================    ==================    ==================    ==================

Basic and diluted earnings (loss) per share     $            (0.28)   $            (0.28)   $            (1.45)   $             0.13

Weighted average shares outstanding                      2,977,026             2,595,557             2,977,026             1,745,255

       The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (UNAUDITED)
                 For the nine months ended September 29th, 1999

                                                                                                    (Accumulated        Total
                                 Common Stock              Treasury Stock                             Deficit)      Stockholders'
                             ----------------------------------------------------------------------------------------------------
                              Number of   .01 per     Number of                  Additional Paid      Retained        (Deficit)
                               Shares      Share        Shares        Amount        In Capital        Earnings         Equity
                             ----------------------------------------------------------------------------------------------------
Balance December 30, 1998     3,666,370   $ 36,664    (689,344)   $ (8,017,070)    $ 29,053,920     $ (6,961,647)   $ 14,111,867

     Net Income                                                                                       (4,319,491)     (4,319,491)
     Return of Capital                                                                  (50,000)                         (50,000)
                             ====================================================================================================
Balance September 29, 1999    3,666,370     36,664    (689,344)     (8,017,070)      29,003,920      (11,281,138)    $ 9,742,376
                             ====================================================================================================

       The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine months ended    Nine months ended
                                                        September 29,        September 30,
                                                            1999                 1998
                                                      -----------------    -----------------
                                                         (UNAUDITED)
Cash Flows from Operating Activities
  Net income/(loss)                                   $      (4,319,491)   $          227,413
                                                      -----------------    ------------------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Change in accounting principle                            1,135,055                    --
    Depreciation, amortization and deferred rent             11,240,104             5,555,295
  Change in deferred taxes                                       (5,868)                   --

  Changes in operating assets and liabilities
       Inventories                                               80,418               (65,150)
       Prepaid expenses, receivables and other                   81,466                 3,294
       Accrued expenses                                      (5,297,161)            7,870,719
       Accounts payable                                        (324,320)           (2,433,803)
       Other operating assets and liabilities                   281,866            (4,045,599)
                                                      -----------------    ------------------
          Total adjustments                                   7,191,560             6,884,756
                                                      -----------------    ------------------
Net cash provided by operating activities                     2,872,069             7,112,169
                                                      =================    ==================

Cash Flows from Investing Activities
  Business acquired, net of cash acquired                            --           (90,002,596)
  Additions to property and equipment                       (12,328,548)          (13,678,668)
  Acquisition of liquor licenses                               (127,393)              (25,324)
  Proceeds from sale of locations                               400,000                    --
  Additions to preopening costs                                      --            (1,440,790)
                                                      -----------------    ------------------
Net cash used for investing activities                      (12,055,941)         (105,147,378)
                                                      =================    ==================

Cash Flows from Financing Activities
  Borrowings of mortgage loans                                6,120,034             1,859,867
  Repayments of mortgage loans                                 (703,561)             (318,611)
  Financing costs                                                    --            (6,618,127)
  Return of capital                                             (50,000)                   --
  Issuance of common shares                                          --            29,048,069
  Principal payments under capital lease obligations            (61,448)              (66,488)
  Net (payments)/borrowings under lines of credit                    --           (25,900,000)
  Borrowings of Bonds Payable                                        --           100,000,000
                                                      -----------------    ------------------
Net cash provided by financing activities                     5,305,025            98,004,710
                                                      =================    ==================

Net Increase (Decrease) in Cash                              (3,878,847)              (30,499)
Cash, beginning of period                                     5,456,110               247,675
                                                      -----------------    ------------------
Cash, end of period                                   $       1,577,263    $          217,176
                                                      =================    ==================

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest, net of amounts capitalized  $      12,719,659    $        1,437,315
                                                      =================    ==================
  Cash paid for income taxes                          $          15,296    $          810,000
                                                      =================    ==================

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

4. The Acquisition has been accounted for as a purchase and, accordingly, the results for Bertucci's have been included in the Company's consolidated results of operations since the consummation of the Acquisition on July 21, 1998.

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

6. The following presents the unaudited pro forma consolidated statements of income of the Company for the three and nine months ended September 30, 1998. In computing nine-month pro forma earnings, Bertucci's earnings have been included for the period from December 28, 1997 through September 5, 1998 and earnings have been reduced by the incremental interest expense on indebtedness incurred in connection with the Acquisition. In addition, earnings have been reduced by amortization of goodwill and deferred finance costs. The pro forma information presented does not purport to be indicative of the results which would have been reported if these transactions had occurred at the beginning of the respective period, or which may be reported in the future.

NE RESTAURANT COMPANY, INC.
UNAUDITED PROFORMA STATEMENT OF OPERATIONS
(Dollars in thousands except for per share information)

                                                          Three Months Ended        Nine Months Ended
                                                         September 30, 1998(b)    September 30, 1998(c)
                                                         ---------------------    ---------------------
Net Sales                                                $              58,646    $            170,588

Cost of Sales and Expenses
       Cost of sales                                                    15,681                  45,012
       Operating expenses                                               31,165                  89,842
       General and administrative expenses                               2,813                   8,846
       Deferred rent, depreciation and amortization(a)                   4,219                  12,196
       Taxes other than income                                           2,659                   8,147
                                                         ---------------------    --------------------
            Total cost of sales and expenses                            56,537                 164,043

       Income from operations                                            2,108                   6,545

Interest expense, net                                                    3,423                  11,078
                                                         ---------------------    --------------------

       Loss before income tax benefit                                   (1,315)                 (4,533)

Income tax benefit                                                        (406)                 (1,385)
                                                         ---------------------    --------------------

Net Loss                                                 $                (909)   $             (3,148)
                                                         =====================    ====================


Basic and diluted earnings (loss) per share              $               (0.31)   $              (1.06)

Weighted average shares outstanding                                  2,977,026               2,977,026

EBITDA(d)                                                $               6,328    $             18,741

(a)   Includes the amortization of pre-opening expenses.

(b) Includes 13 weeks of Chili's and On The Border restaurants and 12 weeks of Bertucci's restaurants.

(c) Includes 39 weeks of Chili's and On The Border restaurants and 36 weeks of Bertucci's restaurants.

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

General

      NE Restaurant Company, Inc. (together with its subsidiaries, the "Company") is a leading operator of full-service, casual dining restaurants in the Northeastern United States. The Company develops and operates two distinct restaurant franchises, Chili's Grill & Bar(r) ("Chili's") and On The Border Mexican Cafe(r) ("On The Border") restaurants, under franchise agreements with Brinker International, Inc., a publicly-owned company ("Brinker" or the "Franchisor"), together with a proprietary restaurant concept under the name Bertucci's Brick Oven Pizzeria(r) ("Bertucci's"). As of September 29, 1999, the Company operated 37 Chili's and five On The Border restaurants in five New England states, and owned and operated 84 Bertucci's restaurants located primarily in the northeastern and Mid-Atlantic United States and one Sal and Vinnie's Sicilian Steakhouse(TM) ("Sal and Vinnie's") restaurant located in Massachusetts.

      The Company has entered into franchise and development agreements with Brinker to operate the 42 Chili's and On The Border restaurants and to exclusively develop additional restaurants in New England and Westchester County, New York and additionally, in the case of On The Border, upstate New York. The Company acquired the Bertucci's and Sal and Vinnie's concepts pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998, whereby the Company (through a wholly-owned subsidiary) acquired on July 21, 1998 all of the issued and outstanding shares of common stock of Bertucci's, Inc. for an aggregate purchase price of approximately $89.4 million (the "Acquisition").

      The Acquisition included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. The Company has decided to close certain underperforming Bertucci's restaurants. In addition, the Company has decided to sell the former Bertucci's headquarters located in Massachusetts. One of the under-performing restaurants, Bertucci's in Wakefield, Massachusetts was located within the former Bertucci's headquarters and was closed in the second fiscal quarter of 1999 as planned. The assets related to all of the under-performing restaurant locations, which are primarily property and equipment, were assigned a value of approximately $6.6 million based on estimated sale proceeds. As of September 29, 1999, that amount had been reduced by $0.5 million reflecting the sale of the Buckhead, Georgia restaurant. From the date of the Acquisition to September 29, 1999, the restaurant locations planned for closure had combined net sales of approximately $18.1 million and a combined approximate $1.9 million loss from operations. None of these locations' results during the period from date of the Acquisition to September 29, 1999 have been excluded from the consolidated income statement and accounted for as an adjustment to the carrying amount of assets, as the operating locations to be sold had not been identified at the date of the Acquisition. Manassas and Fairlakes, Virginia closed on July 1, 1999. Bertucci's in Centreville, Virginia closed on July 28, 1999. The Buckhead and East Cobb, Georgia restaurants closed on September 2, 1999 while Atlanta and Roswell, Georgia closed on September 30, 1999. The final two restaurants in Georgia, Lawrenceville and Sandy Springs, closed on October 7, 1999. As of October 7, 1999, the Company no longer operates any restaurants in Georgia. It is anticipated that the closing and sale of the remaining restaurants will be completed by the end of the first fiscal quarter 2000.

      As of the date of the Acquisition, the Company accrued approximately $3.0 million related to closing these locations, consisting of estimated lease commitments beyond the closings and certain exit costs. As of September 29, 1999, these accrued costs are included in accrued expenses. Any additional restaurant closing costs and any gain/(loss) on the sales or the ultimate disposition of these locations has been or will be treated as an adjustment to the original purchase price allocation. The Company has entered into a contract to sell its fee interest in the Wakefield property and anticipates the completion of the sale during the fourth fiscal quarter 1999.

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

Results of Operations

      The results of operations for the third fiscal quarter ended September 29, 1999 and the first three fiscal quarters ended September 29, 1999 include the results of operations of the Chili's and On The Border ("Brinker concept restaurants") and Bertucci's concepts. The results of operations for the third fiscal quarter ended September 30, 1998 include the Brinker concept restaurants for the full period from July 1, 1998 through September 30, 1998 and the results of the Bertucci's concepts from July 21, 1998 through October 3, 1998. The results of operations for the first three fiscal quarters ended September 30, 1998 include the Brinker concept restaurants for the full period from January 1, 1998 through September 30, 1998 and the results of the Bertucci's concepts from July 21, 1998 through October 3, 1998.

      The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's income statement, as well as certain operating data, for the periods indicated:

                                                                            Three Months Ended:             Nine Months Ended:
                                                                      September 30,   September 29,   September 30,   September 29,
                                                                          1998            1999            1998            1999
                                                                      -------------   -------------   -------------   -------------
Net Sales                                                                     100.0%          100.0%          100.0%          100.0%
                                                                      -------------   -------------   -------------   -------------

Cost of sales and expenses
      Cost of sales                                                            27.0            27.8            27.6            27.6
      Operating expenses                                                       53.8            52.5            52.2            52.9
      General and administrative expenses                                       4.8             5.1             4.9             5.2
      Deferred rent, depreciation, amortization and pre-opening
        expenses                                                                6.6             6.0             5.6             6.5
      Taxes other than income                                                   4.6             5.0             4.7             5.2
                                                                      -------------   -------------   -------------   -------------
           Total cost of sales and expenses                                    96.7            96.3            94.9            97.4
                                                                      -------------   -------------   -------------   -------------

      Income from operations                                                    3.3             3.7             5.1             2.6

Interest expense, net                                                           5.3             5.2             4.8             5.2
                                                                      -------------   -------------   -------------   -------------
      Income (loss) before income tax expense (benefit)                        (2.1)           (1.5)            0.3            (2.6)

Income tax expense (benefit)                                                   (0.7)           (0.3)            0.1            (0.8)
                                                                      =============   =============   =============   =============
      Income (Loss) before cumulative effect of change in accounting
      principle                                                                (1.3)           (1.2)            0.2            (1.8)
                                                                      =============   =============   =============   =============

Cumulative effect of change in accounting principle (net of tax)                 --              --              --            (0.3)

                                                                      -------------   -------------   -------------   -------------
      Net Income (Loss)                                                        (1.3)           (1.2)            0.2            (2.2)
                                                                      =============   =============   =============   =============

Restaurant Operating Data (Dollars in Thousands):
------------------------------------------------------------------------------------------------------------------------------------
EBITDA                                                                $       5,339   $       6,736   $      10,608   $      18,144
Average annual sales per restaurant-Brinker concepts (a)              $       2,735   $       2,980   $       2,699   $       2,907
Average annual sales per restaurant-Bertucci's concepts (a)           $       1,695   $       1,784   $       1,680   $       1,680
Comparable restaurant sales-Brinker concepts                                    2.3%            7.1%            5.4%            4.4%
Comparable restaurant sales-Bertucci's concepts                                -2.7%            4.6%            0.6%           -1.0%
Number of restaurants - Brinker restaurants:
      Restaurants open at beginning of period                                    33              42              32              37
      Restaurants opened                                                          2              --               3               5
      Restaurants closed                                                         --              --              --              --
                                                                      -------------   -------------   -------------   -------------
         Total restaurants open at end of period                                 35              42              35              42
Number of restaurants - Bertucci's restaurants:
      Restaurants open at beginning of period                                    87              89              84              90
      Restaurants opened                                                          2              --               5              --
      Restaurants closed                                                         --               5              --               6
                                                                      -------------   -------------   -------------   -------------
         Total restaurants open at end of period                                 89              84              89              84

----------

NOTE  (a)   Average sales per restaurant for the fiscal quarters have been annualized to reflect a full year of operations, but are not necessarily indicative of results for a full year.

Three Months Ended September 29, 1999 Compared to Three Months Ended September 30, 1998

      Net Sales. Net sales increased $15.8 million, or 29.2%, to $70.0 million during the third fiscal quarter 1999 from $54.3 million during the third fiscal quarter 1998. The increase in net sales was due partially to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. In addition, $7.4 million of the increase in net sales was attributable to the opening of six Chili's, four On The Borders and three Bertucci's restaurants since the beginning of 1998. The increase was partially offset by the closing of seven Bertucci's restaurants: Owings Mills (MD), Manassas, Fairlakes and Centreville (VA), Wakefield (MA) and Buckhead and Roswell (GA). Comparable restaurant sales increased by 7.1% for the Brinker concept restaurants operated by the Company in the third fiscal quarter 1999 as compared to the third fiscal quarter 1998. The Company believes that approximately 2% of the increase was as a result of a 1% menu price increase in the Connecticut restaurants effective January 1999 and a 2% increase in all Brinker Concept restaurants effective during the Summer 1999. Comparable restaurant sales for the Bertucci's restaurants increased by 4.6% in the third fiscal quarter 1999 as compared to the comparable period in 1998. The increase was partially offset by declining comparable sales in the restaurants that have been closed. Net of the restaurants that have closed or are scheduled to close, comparable sales at the continuing Bertucci's restaurants increased by 6.2% in the third fiscal quarter 1999 versus like days of 1998. The Company attributes the growth to an approximate 0.3% menu price increase, increasing guest counts and an increase in the average sale per guest ("Per Person Average" or "PPA"). The Company believes the increases were as a result of marketing programs implemented for Bertucci's in the third fiscal quarter 1999 after five consecutive quarters of no broadcast media advertising activity.

      Cost of Sales. Cost of sales increased by $4.8 million, or 33.1%, to $19.5 million during the third fiscal quarter 1999 from $14.6 million during the third fiscal quarter 1998. The dollar increase in cost of sales primarily was due to the inclusion of the results of operations of Bertucci's restaurants since the Acquisition and the new restaurants that opened in the previous four fiscal quarters. The increase was partially offset by the closing of restaurants previously mentioned. Expressed as a percentage of net sales, overall cost of sales increased to 27.8% during the third fiscal quarter 1999 from 27.0% during the third fiscal quarter 1998. This percentage increase was primarily due to a shift in menu mix for the Bertucci's restaurants and a high cheese price. Cost of sales for the Bertucci's restaurants which, expressed as a percentage of net sales for the Bertucci's restaurants, increased to 27.6% during the third fiscal quarter (13 weeks) 1999 from 25.5% during the third twelve weeks of 1998. This increase was primarily as a result of a menu mix shift to meat and seafood items as a result of a broader menu, a high cheese price and higher dairy commodity costs during the third fiscal quarter 1999. Cost of sales for the Brinker concept restaurants, expressed as a percentage of Brinker concept restaurant sales, decreased from 28.5% in the third fiscal quarter 1998 to 28.1% in the third fiscal quarter 1999. The Company believes that this decrease was mainly due to price increases that offset the high cost of cheese.

      Operating Expenses. Operating expenses increased by $7.6 million, or 26.1%, to $36.8 million during the third fiscal quarter 1999 from $29.2 million during the third fiscal quarter 1998. The dollar increase in operating expenses primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition and the addition of new restaurants that opened in the previous four fiscal quarters. The increase was partially offset by the closing of restaurants previously mentioned. Expressed as a percentage of net sales, operating expenses decreased to 52.5% in the third fiscal quarter 1999 from 53.8% during the third fiscal quarter 1998. The percentage decrease primarily was attributable to lower advertising costs, lower employee benefit expenses and lower insurance costs. These benefits were partially offset by increased hourly labor costs driven by a tight labor market as a result of low unemployment and mandated Federal and state minimum wage increases, as well as to increased labor costs arising from increased staffing of restaurant-level management implemented to strengthen restaurant operations in the Bertucci's restaurants.

      General and Administrative Expenses. General and administrative expenses increased by $0.9 million, or 37.1%, to $3.5 million during the third fiscal quarter 1999 from $2.6 million during the third fiscal quarter 1998. The dollar increase in general and administrative expenses primarily was due to the inclusion of the results of operations of Bertucci's overhead since the Acquisition. Expressed as a percentage of net sales, general and administrative costs increased to 5.1% during the third fiscal quarter 1999 from 4.8% during the third fiscal quarter 1998. The increase was attributable to increased Bertucci's restaurant manager recruiting and additional staffing of corporate support positions to further service the expanded Company.

      Deferred Rent, Depreciation, Amortization and Pre-opening Expenses. Deferred rent, depreciation, amortization and pre-opening expenses increased by $0.6 million, or 17.0%, to $4.2 million during the third fiscal quarter 1999 from $3.6 million during the third fiscal quarter 1998. The Company adopted the AICPA's Statement of Position 98-5 ("SOP 98-5", Reporting on the Costs of Start-Up Activities) effective December 31, 1998, the first day of fiscal 1999. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Those expenses amounted to less than $0.1 million in the third fiscal quarter 1999 and were primarily for the pre-opening expenses related to one Chili's restaurant currently under construction and one On the Border restaurant that opened in the prior period. In addition, the third fiscal quarter 1999 includes approximately $0.6 million of amortization expenses of goodwill associated with the Acquisition.

      Taxes Other than Income Taxes. Taxes, other than income taxes, increased by $1.0 million, or 40.0%, to $3.5 million during the third fiscal quarter 1999 from $2.5 million during the third fiscal quarter 1998. Expressed as a percentage of net sales, taxes, other than income taxes, increased from 4.6% during third fiscal quarter 1998 to 5.0% during the third fiscal quarter 1999. The overall dollar increase in taxes, other than income taxes, was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition and the new restaurants that have opened in the previous twelve months. The increase was partially offset by the closing of restaurants previously mentioned. The percentage increase was due primarily to increased payroll taxes associated with higher Bertucci's restaurant management and employee payroll as well as increased manager training payroll and general and administrative support staff payroll.

      Interest Expense. Interest expense increased by $0.7 million to $3.6 million during the third fiscal quarter 1999 from $2.9 million during the third fiscal quarter 1998. Approximately $0.6 million of the increase was attributable to the sale by the Company in July 1998 of $100.0 million aggregate principal amount of its 10-3/4% Senior Notes due 2008 (the "Senior Notes"). The remainder was due to the approximate $34.4 million aggregate principal amount of mortgage loan financing provided, since August 1997, to the Company by FFCA Acquisition Corporation (the "FFCA Loans"). Interest was approximately $2.7 million on the Senior Notes, $0.8 million on the FFCA Loans and $0.1 million on the Company's revolving credit facility, during the third fiscal quarter 1999.

      Income Taxes. The effective income tax rate decreased to a 22.0% tax benefit during the third fiscal quarter 1999 from a 36.2% tax benefit during the third fiscal quarter 1998. The reason for the reduced rate of tax benefit in 1999 was mainly due to the non-deductible portion of goodwill resulting from the Acquisition.

Nine months Ended September 29, 1999 Compared to Nine months Ended September 30, 1998

      Net Sales. Net sales increased $101.5 million, or 102.2%, to $200.8 million during the first three fiscal quarters 1999 from $99.3 million during the first three fiscal quarters 1998. The increase in net sales primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. In addition, $21.6 million of the increase in net sales was attributable to the opening of six Chili's, four On The Borders and three Bertucci's restaurants in the prior four fiscal quarters. The increase was partially offset by the closing of seven Bertucci's restaurants: Owings Mills
(MD), Manassas, Fairlakes and Centreville (VA), Wakefield (MA) and Buckhead and Roswell (GA). Comparable restaurant sales increased by 4.4% for the Brinker concept restaurants operated by the Company in the first three fiscal quarters 1999 as compared to the first three fiscal quarters 1998. The Company believes that approximately 1.5% of the increase was as a result of a 1% menu price increase in the Connecticut restaurants effective January 1999 and a 2% increase in all Brinker Concept restaurants effective Summer 1999. Comparable restaurant sales for the Bertucci's restaurants decreased by 1.0% in the first three fiscal quarters 1999 as compared to the comparable period in 1998. The Company believes that the Bertucci's comparable sales decrease of 3.7% through the end of the first two fiscal quarters was partially offset by planned marketing efforts that resulted in the 4.6% comparable sales increase in the third fiscal quarter. The Company further attributes a portion of the Bertucci's growth to an approximate 0.3% menu price increase during the third fiscal quarter of 1999, increasing guest counts and an increase in PPA. Excluding the restaurants that have closed or are planned to close, comparable sales at Bertucci's were unchanged for the first three fiscal quarters 1999 versus the like days of 1998.

      Cost of Sales. Cost of sales increased by $28.0 million, or 102.2%, to $55.3 million during the first three fiscal quarters 1999 from $27.4 million during the first three fiscal quarters 1998. The dollar increase in cost of sales primarily was due to the inclusion of the results of operations of Bertucci's restaurants since the Acquisition. The increase was partially offset by the closing of restaurants previously mentioned. Expressed as a percentage of net sales, overall cost of sales remained at 27.6% during the first three fiscal quarters of both 1998 and 1999. Despite the higher margins associated with the Bertucci's restaurants, cheese costs placed upward pressure on cost of sales in 1999. Cost of sales for the Bertucci's restaurants which, expressed as a percentage of net sales for the Bertucci's restaurants, increased to 26.9% during the first three fiscal quarters (39 weeks) 1999 from 25.2% during the first 36 weeks of 1998. This increase was primarily as a result of higher cheese and dairy commodity costs during the first three fiscal quarters 1999. Although cost of sales for the Bertucci's restaurants increased, Bertucci's results are only included in the consolidated statements for just over 10 weeks from July 21, 1998 through October 3, 1998 and, thus, do not impact the consolidated statements by a proportionate amount. Cost of sales for the Brinker concept restaurants, expressed as a percentage of Brinker concept restaurant sales, increased from 28.3% in the first three fiscal quarters 1998 to 28.4% in the first three fiscal quarters 1999. The Company believes that this increase was mainly due to higher commodity costs of cheese and dairy products during the first three fiscal quarters of this year that were partially offset by a menu price increase in June 1999.

      Operating Expenses. Operating expenses increased by $54.5 million, or 105.1%, to $106.3 million during the first three fiscal quarters 1999 from $51.8 million during the first three fiscal quarters 1998. The dollar increase in operating expenses primarily was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. The increase was partially offset by the closing of restaurants previously mentioned. Expressed as a percentage of net sales, operating expenses increased to 52.9% in the first three fiscal quarters 1999 from 52.2% during the first three fiscal quarters 1998. The percentage increase primarily was attributable to increased hourly labor costs driven by a tight labor market as a result of low unemployment and mandated Federal and state minimum wage increases, as well as to increased labor costs arising from increased staffing of restaurant-level management implemented to strengthen restaurant operations.

      General and Administrative Expenses. General and administrative expenses increased by $5.6 million, or 115.8%, to $10.5 million during the first three fiscal quarters 1999 from $4.9 million during the first three fiscal quarters 1998. The dollar increase in general and administrative expenses primarily was due to the inclusion of the results of operations of Bertucci's overhead since the Acquisition. Expressed as a percentage of net sales, general and administrative costs increased to 5.2% during the first three fiscal quarters 1999 from 4.9% during the first three fiscal quarters 1998. The increase was attributable to increased Bertucci's restaurant manager recruiting and training and additional staffing of corporate support positions to further service the expanded Company.

      Deferred Rent, Depreciation, Amortization and Pre-opening Expenses. Deferred rent, depreciation, amortization and pre-opening expenses increased by $7.4 million, or 134.1%, to $13.0 million during the first three fiscal quarters 1999 from $5.6 million during the first three fiscal quarters 1998. The Company adopted the AICPA's Statement of Position 98-5 ("SOP 98-5", Reporting on the Costs of Start-Up Activities) effective December 31, 1998, the first day of fiscal 1999. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Those expenses amounted to approximately $1.2 million in the first three fiscal quarters 1999 and were primarily for the pre-opening expenses related to the construction of four Chili's restaurants and one On the Border restaurant in that period. In addition, the year to date 1999 includes approximately $1.7 million of amortization expenses of goodwill associated with the Acquisition. The remainder of the increase was primarily due to the inclusion of Bertucci's since the Acquisition.

      Taxes Other than Income Taxes. Taxes, other than income taxes, increased by $5.8 million, or 125.8%, to $10.5 million during the first three fiscal quarters 1999 from $4.7 million during the first three fiscal quarters 1998. The overall dollar increase in taxes, other than income taxes, was due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. The increase was partially offset by the closing of restaurants previously mentioned. Expressed as a percentage of net sales, taxes, other than income taxes, increased from 4.7% during first three fiscal quarters 1998 to 5.2% during the first three fiscal quarters 1999. The percentage increase was due primarily to increased payroll taxes associated with higher Bertucci's restaurant management and employee payroll as well as increased manager training payroll and general and administrative support staff payroll.

      Interest Expense. Interest expense increased by $5.7 million to $10.4 million during the first three fiscal quarters 1999 from $4.7 million during the first three fiscal quarters 1998. This increase was primarily attributable to the sale by the Company in July 1998 of $100.0 million aggregate principal amount of its Senior Notes, and to the approximately $34.4 million aggregate principal amount of the FFCA

Loans. Interest was approximately $8.1 million on the Senior Notes, $2.1 million on the FFCA Loans and $0.2 million on the Company's revolving credit facility, during the first three fiscal quarters 1999.

      Income Taxes. The effective income tax rate increased to a 31.0% tax benefit during the first three fiscal quarters 1999 from a 22.7% tax expense during the first three fiscal quarters 1998. The reason for the change was primarily as a result of the effect of non-deductible goodwill associated with the Acquisition.

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

      Net cash flows provided by operating activities were $3.3 million for the first three fiscal quarters 1999. Other changes in working capital were mainly due to the inclusion of the results of operations of the Bertucci's restaurants since the Acquisition. The decrease in accrued expenses was mainly attributable to the payment of bonuses, advertising and interest that were accrued at year-end.

      The Company's capital expenditures decreased $1.4 million from $13.7 million during the first three fiscal quarters 1998 to $12.3 million for the first three fiscal quarters 1999. The decrease in capital expenditures was primarily due to timing differences in the construction of five new Chili's restaurants and three new On The Border restaurants in 1999 versus 1998. Under its area development agreements with the Franchisor, the Company is required to build at least four Chili's and two On The Border restaurants by the end of January 2000 to meet its minimum development requirements. The Company has met the minimum requirement for Chili's in fiscal 1999. The Company expects to open two On The Border restaurants by the end of the first fiscal quarter 2000 which will meet the development requirement for that brand. The development of four Chili's and three On The Border restaurants are expected to require capital expenditures of approximately $13.4 million. As described below, the Company believes that it will have sufficient working capital and bank borrowing availability to finance its expansion and other plans for the remainder of fiscal 1999.

      The Company incurred a significant amount of indebtedness in connection with the Acquisition. As of September 29, 1999, the Company had approximately $134.6 million in consolidated indebtedness, including $100.0 million of indebtedness pursuant to the Senior Notes, $34.4 million of borrowings under the FFCA Loans and $0.2 million of capital lease obligations. Significant liquidity demands will arise from debt service on the Senior Notes, the FFCA Loans and borrowings under the Senior Bank Facility. In addition to its debt service obligations, the Company has determined that it will require $19.4 million to complete all planned capital expenditures (which includes the $13.4 million that is expected to be used for new restaurant development plus an additional $6.0 million expected to be used for capital improvements to existing locations), $0.1 million for lease obligations and ($0.4) million for general working capital needs in 1999.

      The Company believes that the cash flow generated from its operations, together with available borrowings under the Senior Bank Facility and under the FFCA Loans and similar secured indebtedness, should be sufficient to fund its debt service requirements, lease obligations, working capital needs, current expected capital expenditures and other operating expenses for the remainder of 1999. The Senior Bank Facility provides the Company with available borrowing up to an aggregate amount of $20.0 million. As of September 29, 1999, $20.0 million of borrowings were available under the Senior Bank Facility. The Company's future operating performance and ability to service or refinance the Senior Notes, the FFCA Loans, and the Senior Bank Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

Year 2000 Impact

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently updating any potential impact of Year 2000 on the processing of date-sensitive information by the Company's automated information and point-of-sale systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes, based on discussions and assurances with its information systems vendors, that Year 2000 issues will not have a materially adverse affect on the Company.

      The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and is designed to ensure that there are no adverse affects on the Company's ability to conduct business at the restaurant level and to process and support restaurant activity at the corporate level. The initiative covers restaurant point-of-sale systems, back office software, including labor, menu and inventory management software, ordering systems, the corporate office network and financial systems, payroll processing, corporate computers and telephone systems. In addition, the project includes a review of the Year 2000 compliance effects of the Company's key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. The Year 2000 project is divided into the following phases: inventory, assessment, remediation, testing, deployment and monitoring. As of September 29, 1999, the inventory, assessment, remediation and testing phases are substantially completed, and the deployment and monitoring phases are in progress. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current network and is equipped to simulate the turn of the century and leap year dates.

      Under its current Year 2000 plan, the Company has brought a number of its systems into Year 2000 compliance. The Company's accounts receivable system is expected to be compliant by December 1999 and all point-of-sale systems in the Chili's restaurants are compliant. The Company's ability to meet the target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and contractors. In some instances, first party upgrades or modifications are not expected to be available until late 1999; accordingly, the Company's testing and redeployment of affected items may be delayed until that time. The Company has established a supplier compliance program, and is working with its key suppliers and the Franchisor to minimize such risks. Based upon information obtained from the Company's principal vendor of restaurant supplies and products (which together account for approximately 75% to 80% of its supplies) the Company believes that the vendor's systems that could affect the Company's business are Year 2000 compliant. While the Company believes that its relationships with its smaller suppliers and the Franchisor, as such relationships relate to Year 2000 issues, are less significant, it is continuing to assess these relationships. The Company currently estimates that it will incur expenses of approximately $230,000 through 1999 in connection with its anticipated Year 2000 efforts. To date, the Company has spent approximately $210,000 in connection with its anticipated Year 2000 efforts with the remainder expected to be incurred throughout the rest of fiscal 1999. The timing and amount of the Company's expenses may vary and are not necessarily indicative of readiness efforts or progress to date.

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

      None

Item 3. DEFAULTS UPON SENIOR SECURITIES

      None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

Item 5. OTHER INFORMATION

      On October 28, 1999, Dennis Pedra tendered his resignation as President, Chief Executive Officer and Director of NE Restaurant Company, Inc. Mr. Pedra continues to be a significant shareholder of the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      27.1  Financial Data Schedule

      (b) The Company did not file a Current Report on Form 8-K during the third fiscal quarter 1999.

                                  Exhibit Index

      27.1  Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NE RESTAURANT COMPANY, INC.
                                          ---------------------------
                                                 (Registrant)


Date: November 15, 1999             By: /s/ Benjamin Jacobson
                                        ----------------------------------------
                                        Benjamin Jacobson
                                        Chairman of the Board of Directors
                                        and Treasurer


Date: November 15, 1999             By: /s/ Paul Hoagland
                                        ----------------------------------------
                                        Paul Hoagland
                                        Chief Financial Officer and
                                        Executive Vice President