Form 10-K405
period 1999-12-29
NE RESTAURANT CO INC
filed 2000-03-28
CIK 1061588

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
                             Commission File Number:
                                    333-62775
                           NE RESTAURANT COMPANY INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                        06-1311266
                 --------                                        ----------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

 5 Clock Tower Place, Suite 200, Maynard, MA                        01754
--------------------------------------------                        -----
     (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (978) 897-1400

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered
         None

____________________________       _________________________________________

____________________________       _________________________________________

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

                                     PART I

ITEM 1. BUSINESS

Overview

       The Company is an operator of full-service, casual dining restaurants in the northeastern United States. The Company's wholly owned subsidiary, Bertucci's Restaurant Corp. ("Bertucci's") owns and operates a restaurant concept under the name Bertucci's Brick Oven Pizzeria(R). The Company also develops and operates two distinct restaurant franchises, Chili's Grill & Bar(R) ("Chili's") and On The Border Mexican Cafe(R) ("On The Border"), under franchise agreements with Brinker International, Inc., a publicly-owned company ("Brinker" or the "Franchisor").

       In July 1998, the Company completed its acquisition of Bertucci's' parent entity, Bertucci's, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the "Acquisition"). As of December 29, 1999, Bertucci's owned and operated 79 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria(R) located primarily in New England and Mid-Atlantic United States and one Sal and Vinnie's Sicilian Steakhouse(TM) ("Sal and Vinnie's") located in Massachusetts. Bertucci's opened 17 Bertucci's restaurants in 1994, nine in 1995, four in 1996, four in 1997 and six in 1998, and one Sal and Vinnie's restaurant in 1997. During 1999, the Company closed the Bertucci's test kitchen restaurant in Wakefield, Massachusetts and also closed ten underperforming Bertucci's restaurants. Subsequent to December 29, 1999 and prior to January 31, 2000, the Company closed seven additional Bertucci's restaurants, thereby completing the planned closings identified shortly after the Acquisition.

       The Company is the world's largest Chili's franchisee and as of December 29, 1999, the Company operated 38 Chili's and five On The Border restaurants in five New England states. The Company was founded in 1991 as a Massachusetts corporation, serving first as a general partner to a Massachusetts limited partnership and then as the successor entity to such partnership and two other limited partnerships, and was re-incorporated in Delaware on October 20, 1994. The Company was formed to acquire 15 Chili's restaurants from a prior franchisee. From 1991 until December 29, 1999, the Company has grown through the addition of 23 new Chili's and 5 On The Border restaurants in the New England Market. The Company opened three Chili's restaurants in 1994, seven in 1995, four in 1996, two in 1997, two in 1998, and five in 1999, and opened one On The Border restaurant in 1996, three in 1998, and one in 1999. The Company has increased the average sales per restaurant of its Chili's restaurants from approximately $1.8 million in fiscal 1991, the final year of ownership by the prior franchisee, to $2.8 million in fiscal 1999.

       As a result of the Acquisition, the Company offers its targeted customer base three distinct yet complementary casual dining menus: Italian at Bertucci's, "American/southwestern" at Chili's and "Tex-Mex" at On The Border.

Concepts

       The Company's restaurants are full-service restaurants, featuring a variety of high quality foods at moderate prices accompanied by quick, efficient and friendly table service. The Company's restaurants are all casual dining concepts which are intended to fill a market niche between the fine-dining and fast-food segments of the restaurant industry. These restaurants are designed to appeal to a broad customer base of adults and families with children.

       Bertucci's. Bertucci's restaurants feature Italian-style entrees made from original recipes, including gourmet pizza and specialty pasta dishes. Bertucci's endeavors to differentiate itself from other restaurants by offering a variety of freshly prepared foods using high-quality ingredients and brick-oven baking techniques. Bertucci's also seeks to distinguish itself with its contemporary European-style, open-kitchen design. The first Bertucci's was opened in Somerville, Massachusetts in 1981. As a proprietary concept, Bertucci's provides the Company with significant flexibility.

       Chili's. Chili's restaurants feature a variety of "All-American" foods with a southwestern emphasis. The Chili's concept was initiated in 1975 with the opening of the first Chili's restaurant in Dallas, Texas. As of December 29, 1999, the Chili's restaurant system consisted of 656 restaurants in 47 states, of which 454 were Franchisor-owned and 202 were franchised. The Company holds the exclusive rights to operate up to an aggregate of 55 Chili's restaurants (including the 38 it operated as of December 29, 1999) in all six New England states and in Westchester County, New York.

       On The Border. On The Border restaurants feature a Tex-Mex menu served in a distinctive dining atmosphere reminiscent of a Mexican cantina. The On The Border concept was initiated in 1982 with the opening of the first On The Border restaurant in Dallas, Texas. As of December 29, 1999, the On The Border restaurant system in the United States consisted of 103 restaurants in 29 states, of which 77 were Franchisor-owned and 26 were franchised. The Company holds the exclusive rights to operate up to an aggregate of 21 On The Border restaurants (including the five it operated as of December 29, 1999) in all six New England states and in Westchester County and upstate New York.

Restaurant Overview and Menu

       The Company's restaurants are full-service, casual dining restaurants, featuring high quality food at moderate prices accompanied by quick, efficient and friendly table service designed to minimize guest waiting time and facilitate table turnover. All of the Company's restaurants open at December 29, 1999 (excluding Sal & Vinnie's) are open for lunch and dinner seven days a week. To encourage patronage by families with children, the Company's restaurants feature lower-priced children's menus in addition to the standard menus.

       Bertucci's. Bertucci's restaurants offer a distinctive menu and a contemporary European-style design that offers a unique dining experience at a reasonable price. Bertucci's signature product, gourmet pizza, is offered with a wide variety of cheese, vegetable and meat toppings and is prepared in brick ovens. Management believes that Bertucci's original recipes and brick-oven baking techniques combine to produce a superior pizza that is difficult to duplicate. In addition to pizzas, Bertucci's menu features a variety of pasta items, appetizers, soups, salads, calzones and desserts that are prepared fresh daily according to Bertucci's original recipes. Natural, fresh ingredients are a cornerstone of the Bertucci's concept. In an effort to ensure the uniform high-quality and freshness of its menu offerings, Bertucci's prepares all of its own dough and sauces. Wine and beer are available at all Bertucci's locations and full bar service is available at some Bertucci's restaurants. Price points generally range from $5.79 to $6.99 for lunch entrees and from $6.59 to $11.99 for dinner entrees. Most items on the menu may be purchased for take-out service or delivery, which together, during Bertucci's fiscal 1999, accounted for approximately 26% of net sales.

       Chili's Grill and Bar. Chili's restaurants feature a casual dining atmosphere and a menu of "All-American" food items with a southwestern emphasis, including a variety of hamburger, fajita, chicken, steak, seafood and vegetarian entrees, as well as a number of sandwich, barbecue, salad, appetizer and dessert selections, prepared fresh daily according to recipes specified by Chili's. The Company has its own executive chef who has worked with senior management to develop certain innovative and regional menu items to supplement the basic Chili's menu, including a "boneless buffalo wings" appetizer, a "fish & chips" entree and a New England clam chowder, each of which have proven popular with the Company's guests. Each Chili's restaurant also has a fully licensed bar serving beer, wine and cocktails. Price points for entrees generally range from $5.49 to $13.99.

       On The Border. On The Border restaurants also feature a casual yet distinctive dining atmosphere, focusing on the cuisine of the border region between Texas and Mexico. The On The Border menu offers an assortment of authentic fajita, chicken, steak, shrimp, barbecued ribs, enchilada, burrito and other Tex-Mex specialties, prepared fresh daily according to recipes specified by On The Border. There is a luncheon menu as well as a full dinner menu. Each On The Border restaurant also has a full-service bar which specializes in Tex-Mex alcoholic beverages, including a variety of popular margaritas. Price points generally range from $5.99 to $7.49 for lunch entrees and from $7.49 to $14.99 for dinner entrees.

       In addition to the Bertucci's concept, as a result of the Acquisition, the Company also acquired one Sal and Vinnie's. The Sal and Vinnie's concept features steak, chicken and fish entrees seasoned with Italian spices, as well as a variety of Italian pasta dishes.

Restaurant Design

       Bertucci's. Bertucci's restaurants are free-standing or in-line buildings averaging approximately 6,200 square feet in size with a seating capacity of approximately 170 people. Each of Bertucci's restaurants features a contemporary European-style, open-kitchen design centered around brick ovens. Ingredients are displayed and food is prepared on polished granite counters located in front of the brick ovens, in plain view of diners. Bertucci's restaurants historically have been built in varying sizes and designs, with no two interior decors exactly alike. Management believes that unit economics would benefit from a standardized design which the Company expects to implement for restaurants to be opened in the future. Bertucci's has recently begun to build smaller restaurants. Management believes that further decreasing building size to a range of 4,800 to 5,400 square feet with seating for approximately 150 guests would increase efficiency of Bertucci's dine-in business and its take-out and delivery business. The Company expects to introduce service bars in new restaurants instead of full bar areas to further increase utilization of space. Finally, the Company expects to introduce a more cost-efficient, standardized interior decor.

       Chili's. The Company's Chili's restaurants are prototypically free-standing buildings that average approximately 5,800 square feet in size and have a seating capacity of approximately 190 people. The Chili's decor includes booth and table seating with table-tops inlaid with decorative ceramic tiles, beamed ceilings, tiled or brick floors, and wood paneled and brick walls. The walls are decorated with a variety of nostalgic American artifacts, with a significant number of items evoking images of the American southwest. Live cactus and other greenery are placed in clay pots or hanging baskets throughout the restaurant.

       Of the 23 new Chili's restaurants that the Company has opened since 1991, 18 have been built pursuant to a prototype designed and developed by the Company. Management believes that its prototype, which, among other things, sets apart the bar area to one side of the restaurant, provides an efficient use of space. In addition, the overall design provides management a broader view of the entire restaurant, allowing greater supervision of customer service. Since the Company's implementation of its prototype, the Franchisor has begun to introduce a similar prototype.

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

Franchise and Development Agreements

       The Company operates its Chili's and On The Border restaurants under individual franchise agreements that are part of broader exclusive development agreements (the "Area Development Agreements") with the Franchisor. These agreements grant the Company the exclusive right to develop up to 55 Chili's and 21 On The Border restaurants (inclusive of the 38 Chili's and five On The Border restaurants that the Company operated as of December 29, 1999) in New England, Westchester County and additionally, in the case of On The Border, upstate New York markets. The Area Development Agreements require the Company to develop a minimum of three Chili's and three to five On The Border restaurants each year in accordance with a specified schedule during the term of the agreement in order to maintain its exclusive development rights. If the Company opens fewer restaurants than required by the development schedule in any development territory, the Franchisor has the right to terminate the Company's development rights in the territory where the deficiency occurs. In addition, a breach under an Area Development Agreement could constitute a default under the Company's borrowing arrangements, permitting the applicable lender to declare all amounts borrowed thereunder immediately due and payable. The Area Development Agreements expire in 2000 in the case of Chili's and 2004 in the case of On The Border, but are each renewable at the Company's option at the scheduled expiration date.

       Under the Area Development Agreements, the Company is responsible for all costs and expenses incurred in locating, acquiring, and developing restaurant sites, although the Franchisor must approve each proposed restaurant site and the related real estate purchase contract or lease agreement. The franchise agreements convey the right to use the Franchisor's trade names, trademarks, and service marks with respect to specific restaurant units. The Franchisor also provides general construction specifications, designs, color schemes, signs and equipment, recipes for food and beverage products, marketing concepts, and materials. Generally, each new franchise agreement requires an initial $40,000 franchise fee that is, typically, in addition to a $10,000 nonrefundable development fee per proposed restaurant, paid under the Area Development Agreements. The franchise agreements also require payment to Brinker of a royalty fee of 4.0% of annual net sales. In addition, pursuant to its franchise agreements, the Company contributes 0.5% of monthly net sales from each of its Chili's or On The Border restaurant to Brinker for advertising and marketing to benefit all restaurants in the Chili's or On The Border system, respectively. The Company is also required to spend at least 2.0% of annual net sales on local advertising. Furthermore, according to the franchise agreements, the Franchisor may require the Company to pay an additional amount of advertising. The Franchisor requested that the Company pay an additional 0.375% of net sales for supplemental advertising for the period from September 1999 through August 2000.

Restaurant Development

       Expansion. The Company expects to continue its steady growth strategy through the opening of new restaurants over the next several years. The Company expects to finance the development of its Chili's and On The Border restaurants through borrowings under the its senior bank facility (the "Senior Bank Facility") and loans from FFCA Acquisition Corporation (the "FFCA Loans") and similar lenders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 5, 6 and 7 to the Consolidated Financial Statements. Management has designed a new Bertucci's restaurant prototypical kitchen and take-out area in preparation for restaurant expansion of the Bertucci's concept beginning in fiscal year 2000.

       As a market area becomes more fully developed, each restaurant normally benefits from increased customer recognition, greater advertising capabilities, and economies of scale with respect to food costs, advertising and promotion, and certain other expenses. Markets which have reached this minimum level of penetration are characterized as "efficient" and typically are more profitable than emerging markets. The Company attempts to balance its new restaurant development by expanding into new territory and by increasing the level of market penetration in territories that are not yet "efficient."

       Site Selection and Construction. Management's site selection strategy for new restaurants focuses on high-density, high-traffic, high-visibility, free-standing sites which are, for the most part, positioned within existing markets to take advantage of certain operational efficiencies. Management seeks out sites with a mixture of retail, office, residential and entertainment concentration which promote both lunch and dinner business. Management devotes significant time and resources to identify and analyze potential sites, as it believes that site selection is crucial to its success. Management also believes that multiple locations focused in defined geographic areas will result in increased market penetration, brand recognition and permit advertising, management, purchasing and administrative efficiencies. The typical time period required to select a site and build and open a Company restaurant is approximately 18 months.

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

Management Incentive Programs

       Management has developed a profit-based reward system for its restaurant level managers such that their bonus levels are directly tied to an individual restaurant's profitability. The Company believes this incentive program has contributed significantly to the entrepreneurial spirit of its restaurants and, ultimately, to overall guest satisfaction and Company profitability.

Training

       The Company places significant emphasis on the proper training of its employees. To maintain its high service and quality standards, the Company has developed its own training programs that are coordinated through the Company's training department. Each level of Company training is designed to increase product quality, operational safety, overall productivity and guest satisfaction and to foster the concept of "continuous improvement."

         The Company requires new non-management employees to undergo extensive training administered by restaurant-level managers to improve the confidence, productivity, proficiency level and customer relations skills of such employees. The Company also requires all of its general and restaurant managers to complete a comprehensive management training program developed by the Company. This program instructs management trainees in detailed, concept-specific food preparation standards and procedures as well as administrative and human resource functions. This training is largely conducted at specified restaurants which are designated as "training restaurants" and also incorporates training manuals and other written guides. At the end of the process, trainee skills are tested by a variety of means including a full-day written examination. Initial instruction is typically followed up by periodic supplemental training. When the Company opens a new restaurant, management positions are typically staffed with personnel who have had previous experience in a management position at another restaurant. In addition, a highly experienced opening team assists in opening the restaurant. Prior to opening, all staff personnel undergo a week of intensive training conducted by the restaurant opening team. The training includes drills in which test meals and beverages are served.

Advertising and Marketing

       The Company's overall marketing objective is to grow the brand equity of each of its restaurant concepts by building revenues and increasing profitability across all three major brands. Management utilizes strategies that create customer trial of new products/events so as to increase the share of visits and average guest check for each of the brands, yet maintain the unique dining experience and brand personality associated with each individual concept. the Company recognizes the need to build brand awareness in order to increase market share. Its advertising plan is designed to increase brand awareness, trial and share of visits from its target market by providing media coverage in markets where each brand has sufficient penetration to support media at competitive levels. In those markets where the Company has its highest penetration, television and radio advertising is provided. In its secondary markets, the Company utilizes more cost-effective localized marketing vehicles including newspaper inserts, radio and direct mail.

       Pursuant to its franchise agreements with the Franchisor, the Company contributes 0.5% of net sales from each Chili's and On The Border restaurant to the Franchisor for advertising and marketing to benefit all of the Franchisor's restaurants. The Franchisor uses these funds to develop advertising and sales promotion materials and concepts. The Company is also required to spend a minimum of 2.0% of net sales from each restaurant on local advertising. The Company's advertising expenditures generally have exceeded the levels required under its agreements. In addition, according to the franchise agreements, the Franchisor may require the Company to pay an additional amount of advertising. The Franchisor requested that the Company pay an additional 0.375% of net sales for supplemental advertising for the period from September 1999 through August 2000.

Purchasing

       The Company negotiates directly with suppliers of food and beverage products and other restaurant supplies to ensure consistent quality and freshness of products and to obtain competitive prices. Although the Company believes that essential restaurant supplies and products are available on short notice from several sources, the Company uses one full-service distributor for the substantial portion of restaurant supplies and product requirements, with such distributor charging the Company fixed mark-ups over prevailing wholesale prices. The Company has a five-year contract with its full-service distributor which is terminable by either party upon 60 days' prior notice. The Company also has arrangements with several smaller and regional distributors for the balance of its purchases. These distribution arrangements have allowed the Company to benefit from economies of scale and resulting lower commodity costs. Smaller day-to-day purchasing decisions are made at the individual restaurant level. The Company has not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

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

Trademarks, Servicemarks and Other Intellectual Property

       As a franchisee of Brinker, the Company has contractual rights to use certain Franchisor-owned trademarks, servicemarks and other intellectual property relating to the Chili's and On The Border concepts.

       Bertucci's has registered the names "Bertucci's," "Bertucci's Brick Oven Pizzeria" and "Sal and Vinnie's Sicilian Steakhouse" as service marks and trademarks with the United States Patent and Trademark Office. As a result of the Acquisition, the Company assumed ownership of these marks. Management is aware of names similar to that of Bertucci's used by third parties in certain limited geographical areas. Such third-party use may prevent the Company from licensing the use of the Bertucci's mark for restaurants in such areas. Except for these areas, management is not aware of any infringing uses that could materially affect the Bertucci's business. Bertucci's has filed applications with the United States Patent and Trademark Office to register "Dine Out. Of the Ordinary." and "Menucci" as service marks and trademarks. Management intends to protect the Bertucci's service marks and trademarks by appropriate legal action whenever necessary.

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

Employees

       At December 29, 1999, the Company had approximately 2,521 full-time employees (of whom approximately 103 are based at the Company's executive office) and approximately 6,029 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

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

Environmental Compliance

       In connection with the sale of Bertucci's headquarters located in Wakefield, Massachusetts, initial environmental testing disclosed isolated deposits of several volatile organic compounds. Further testing confirmed the limitation and location of the deposit. Bertucci's expended approximately $30,000 in environmental investigation and remediation costs. Bertucci's environmental engineer expects that the Wakefield project will be cleared from Massachusetts Department of Environmental Protection reporting requirements by the end of fiscal year 2000. The sale of the Bertucci's headquarters was consummated in November 1999.

ITEM 2.  PROPERTIES

       The Company's executive office is located in Maynard, Massachusetts. The office is occupied under the terms of a lease covering approximately 39,000 square feet that is scheduled to expire in 2007 and has two five-year options to renew. One of the Company's previous offices in Westborough, Massachusetts is currently being marketed for sub-lease. The Company sold the 60,000 square foot Wakefield, Massachusetts office building (previously the Bertucci's headquarters) in November 1999.

Restaurant Locations

      The table below identifies the location of the restaurants operated by the Company during fiscal 1999.

                 ------------------------------------------------------------------------------------------------
                                                                                                       On The
                                                                     Chili's                           Border
                                Bertucci's                          Openings              On The      Openings
                  Bertucci's   Closings in  Bertucci's    Chili's   in fiscal  Chili's    Border      in fiscal
     State         12/30/98    fiscal 1999   12/29/99    12/30/98     1999     12/29/99   12/30/98      1999
                 ------------- ------------ ----------- ----------- ---------- ---------- ----------- ----------
Connecticut                 9            -           9           9          2         11          2           -
Georgia                     6          (6)           -           -          -          -          -           -
Illinois                    7            -           7           -          -          -          -           -
Maine                       -            -           -           1          -          1          -           -
Maryland                    5            -           5           -          -          -          -           -
Massachusetts              35          (1)          34          14          1         15          2           1
New Hampshire               3            -           3           5          2          7          -           -
New York                    3          (1)           2           -          -          -          -           -
New Jersey                  5            -           5           -          -          -          -           -
Pennsylvania                6            -           6           -          -          -          -           -
Rhode Island                2            -           2           4          -          4          -           -
Virginia                    7          (3)           4           -          -          -          -           -
Washington D.C.             2            -           2           -          -          -          -           -
                 ------------- ------------ ----------- ----------- ---------- ---------- ----------- ----------
Total                      90         (11)          79          33          5         38          4           1
                 -------------------------------------- --------------------------------- -----------------------

                 --------------------- ----------


                  On The                Grand
                  Border     Sal &      Total
     State        12/29/99  Vinnie's   12/29/99
                 ---------- ---------- ----------
Connecticut              2          -         22
Georgia                  -          -          -
Illinois                 -          -          7(a)
Maine                    -          -          1
Maryland                 -          -          5
Massachusetts            3          1         53(b)
New Hampshire            -          -         10
New York                 -          -          2
New Jersey               -          -          5
Pennsylvania             -          -          6
Rhode Island             -          -          6
Virginia                 -          -          4
Washington D.C.          -          -          2
                 ---------- ---------- ----------
Total                    5          1        123
                 ---------- ---------- ----------

       (a) The seven restaurants in Illinois were closed as of January 31, 2000.
       (b) The test kitchen located at the Bertucci's corporate office in Wakefield, Massachusetts was closed in June 1999 prior to the sale of the building.

       Of the 123 restaurants operated by the Company at December 29, 1999, the Company owned the land for 12 restaurants and leased the land for all other restaurants. The leases for most of the existing restaurants are for terms of 15 years and provide for additional option terms and, in the case of a limited number of leases, a specified annual rental plus additional rents based on sales volumes exceeding specified levels. Leases for future restaurants will likely include similar rent provisions. Bertucci's restaurant lease terms range from two years to 40 years. The majority of such leases provide for an option to renew for additional terms ranging from five years to 20 years. All of Bertucci's leases provide for a specified annual rental and most leases call for additional rent based on sales volumes exceeding specified levels.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

       As of March 15, 2000, there was no established public trading market for any class of common equity security of the Company.

Record Holders

       As of March 15, 2000, there were approximately 78 holders of Common Stock of the Company, $.01 par value per share. As of March 15, 2000, the Company did not have any other class of common equity security issued and outstanding.

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

Recent Sales of Unregistered Securities

       None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The data for fiscal years ended 1995 through 1999 are derived from audited financial statements of the Company. Selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future. The Acquisition of Bertucci's in 1998 affects the comparability of results on a year-to-year basis.

                                                                        Fiscal Year Ended
                                            December 29,    December 30,    December 31,   December 31,   December 31,
                                                1999            1998            1997           1996           1995
                                            ------------    ------------    ------------   ------------   ------------
Income Statement Data (in thousands)
NET SALES                                   $    267,665    $    160,805    $     81,364   $     70,094   $     60,300
COST AND EXPENSES:
   Cost of sales                                  73,860          44,377          23,384         21,203         18,095
   Operating expenses                            141,889          84,540          40,932         34,268         30,101
   General and administrative expenses            14,609           8,204           4,207          3,679          3,449
   Deferred rent, depreciation and
     amortization                                 17,863          10,921           3,911          3,679          3,201
   Taxes other than income                        13,653           7,490           3,829          3,207          2,871
                                            ------------    ------------    ------------   ------------   ------------
      Total costs of sales and expenses          261,873         155,532          76,263         66,037         57,717
                                            ------------    ------------    ------------   ------------   ------------
      Operating income (loss)                      5,792           5,273           5,101          4,057          2,583
                                            ------------    ------------    ------------   ------------   ------------
Interest expense, net                             14,007           8,004           1,918          1,053            463
                                            ------------    ------------    ------------   ------------   ------------
    (Loss) income before income tax
      (benefit) expense and change in
      accounting principle                        (8,215)         (2,731)          3,183          3,005          2,120
(Benefit) provision for income taxes              (2,357)           (902)          1,083          1,047            699
    Income before change in accounting
      principle                                   (5,858)         (1,829)          2,100          1,958          1,421
Change in accounting principle, net of tax          (678)
                                            ------------    ------------    ------------   ------------   ------------
    Net (loss) income                       $     (6,536)   $     (1,829)   $      2,100   $      1,958   $      1,421
                                            ============    ============    ============   ============   ============

Basic and diluted (loss) earnings per
  share before change in accounting
  principle                                 $      (1.97)   $      (0.89)   $       1.22   $       0.98   $       0.71
Change in accounting principle per share    $      (0.22)   $          -    $          -   $          -   $          -
Basic and diluted (loss) earnings per
  share                                     $      (2.19)   $      (0.89)   $       1.22   $       0.98   $       0.71

Other Financial Data:
EBITDA (in thousands)  (a)                  $     23,655    $     16,194    $      9,012   $      7,737   $      5,784
EBITDA margin (b)                                    8.8%           10.1%           11.1%          11.0%           9.6%
Comparable restaurant sales - (c)                    2.1%            1.6%            2.7%          -0.4%          -1.6%

(a) "EBITDA" is defined as income from operations before deferred rent, depreciation, amortization and preopening costs. EBITDA is not a measure of performance defined by Generally Accepted Accounting Principles ("GAAP"). EBITDA should not be considered in isolation or as a substitute for net income or the statement of cash flows which have been prepared in accordance with GAAP. The Company believes EBITDA provides useful information regarding the Company's ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

(b)   EBITDA margin represents EBITDA divided by net sales.

(c) The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year. The comparable sales in 1999 and 1998 relate to the combined company (Bertucci's, Chili's, On The Border and, for 1999 only, Sal & Vinnie's) while the 1997, 1996 and 1995 comparable sales relate to Chili's only (On The Border did not have a comparable restaurant as defined until Fiscal Year 1998).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with "Item 1. Business," "Item 6. Selected Financial Data," the Company's Consolidated Financial Statements and Notes thereto and the information described under the caption "Risk Factors" below.

General

       The Company is an operator of full-service, casual dining restaurants in the northeastern United States. The Company's wholly owned subsidiary, Bertucci's Restaurant Corp. owns and operates a restaurant concept under the name Bertucci's Brick Oven Pizzeria(R). The Company also develops and operates two distinct restaurant franchises, Chili's Grill & Bar(R) and On The Border Mexican Cafe(R), under franchise agreements with Brinker International, Inc., a publicly-owned company.

       In July 1998, the Company completed its acquisition of Bertucci's' parent entity, Bertucci's, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the "Acquisition"). As of December 29, 1999, Bertucci's owned and operated 79 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria(R) located primarily in New England and Mid-Atlantic United States and one Sal and Vinnie's Sicilian Steakhouse(TM) ("Sal and Vinnie's") located in Massachusetts. Bertucci's opened 17 Bertucci's restaurants in 1994, nine in 1995, four in 1996, four in 1997 and six in 1998, and one Sal and Vinnie's restaurant in 1997. During 1999, the Company closed the Bertucci's test kitchen restaurant in Wakefield, Massachusetts and also closed ten underperforming Bertucci's restaurants. Subsequent to December 29, 1999 and prior to January 31, 2000, the Company closed seven additional Bertucci's restaurants, thereby completing the planned closings identified shortly after the Acquisition.

       The Company has entered into franchise and development agreements with Brinker to operate the 43 Chili's and On The Border restaurants ("Brinker Concept Restaurants") and to exclusively develop additional restaurants in New England and Westchester County and additionally, in the case of On The Border, upstate New York. The Company acquired the Bertucci's and Sal and Vinnie's concepts pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998, whereby the Company (through a wholly-owned subsidiary) acquired on July 21, 1998 all of the issued and outstanding shares of common stock of Bertucci's, Inc. for an aggregate purchase price of approximately $89.4 million. The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the "Senior Notes"). These Senior Notes were exchanged for Senior Notes with the same terms pursuant to a registered exchange offer that was completed in November 1998. The Company's results of operations for fiscal 1998 and fiscal 1999 include the operations of Bertucci's from and after July 21, 1998, approximately 17 months. See Notes 2 and 7 to the Consolidated Financial Statements.

       The Acquisition included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. The Company closed its Bertucci's test kitchen in Wakefield, Massachusetts in 1999, sold the former Bertucci's headquarters located in Wakefield, Massachusetts in 1999 and closed seventeen other underperforming Bertucci's restaurants as of January 31, 2000. The assets related to these locations, which are primarily property and equipment, had been assigned a value of approximately $6.6 million based on estimated sale proceeds. The gross sale proceeds, net of fees, from the Bertucci's headquarters and several underperforming restaurants was $4.8 million. During fiscal year 1999, the seventeen underperforming restaurant locations and the test kitchen location had combined net sales of approximately $14.7 million and a combined approximate $1.5 million loss from operations (not including approximately $0.1 million of direct general and administrative expenses). The results of operations for the test kitchen and the other seventeen restaurants during the period from date of the Acquisition to December 29, 1999 have been included in the consolidated income statement.

       For all the Company's restaurants, net sales consist of food, beverage and alcohol sales. Cost of sales consists of food, beverage and alcohol costs as well as supplies used in carry-out and delivery sales. Total operating expenses consist of five primary categories: (i) labor expenses; (ii) restaurant operations; (iii) facility costs; (iv) office expenses; and (v) non-controllable expenses, which include such items as company advertising expenses, Brinker's royalty and advertising fees, rent and insurance. General and administrative expenses include costs associated with those departments of the Company that assist in restaurant operations and management of the business, including accounting, management information systems, training, executive management, purchasing and construction.

Results of Operations

       The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in the Company's income statement, as well as certain operating data, for the periods indicated:

Income Statement Data:                                             For Fiscal Year Ended
                                                         December 29,    December 30,    December 31,
                                                             1999            1998            1997
                                                         ------------    ------------    ------------

NET SALES                                                       100.0%          100.0%          100.0%
COST AND EXPENSES:
   Cost of sales                                                 27.6            27.6            28.7
   Operating expenses                                            53.0            52.6            50.3
   General and administrative expenses                            5.5             5.1             5.2
   Depreciation and amortization                                  6.7             6.8             4.8
   Taxes other than income                                        5.1             4.7             4.7
                                                         ------------    ------------    ------------
      Total costs of sales and expenses                          97.9            96.8            93.7
                                                         ------------    ------------    ------------
      Operating  income                                           2.1             3.2             6.3
                                                         ------------    ------------    ------------
Interest expense, net                                             5.2             5.0             2.4
    (Loss) income before income tax (benefit) provision
    and change in accounting principle                           (3.1)           (1.8)            3.9
                                                         ------------    ------------    ------------
(Benefit) provision for income taxes                             (0.9)           (0.6)            1.3
Change in accounting principle, net of tax                       (0.3)             --              --
                                                         ------------    ------------    ------------
      Net (loss) income                                          (2.5)           (2.4)            5.2
                                                         ============    ============    ============

Year Ended December 29, 1999 Compared to Year Ended December 30, 1998

       Net Sales. Net sales increased $106.9 million, or 66.5%, to $267.7 million in fiscal 1999, from $160.8 million in fiscal 1998. Most of the increase was attributable to the inclusion of Bertucci's for twelve months of 1999 but approximately five months during 1998 as the result of the Acquisition. An additional component of the increase was from the Company's opening of six new Bertucci's, eight new Chili's and four new On The Border restaurants during 1998 and 1999. The remainder of the increase was a result of increased comparable restaurant sales in 1999 versus the same period 1998. Comparable restaurant sales for locations opened prior to 1998 increased 2.1% from fiscal 1998 to fiscal 1999. Average sales per restaurant increased 5.9% to almost $2.1 million in fiscal 1999, from just under $2.0 million the previous year.

       Cost of Sales. Cost of sales increased by $29.5 million, or 66.4%, to $73.9 million in fiscal 1999 from $44.4 million in fiscal 1998. Expressed as a percentage of net sales, cost of sales remained flat at 27.6% in both fiscal 1999 and fiscal 1998. This statistic is comprised of two significant changes in the Company's business. The inclusion of Bertucci's results in 1998 helped to decrease the Company's overall cost of sales. However, the increase in cheese costs during the Summer of 1999 impacted the cost of sales at Bertucci's by approximately 2% of net sales.

       Operating Expenses. Operating expenses increased by $57.3 million, or 67.8%, to $141.9 million in fiscal 1999 from $84.5 million in fiscal 1998. Expressed as a percentage of net sales, operating expenses increased to 53.0% in fiscal 1999 from 52.6% in fiscal 1998. The dollar increase was primarily attributable to the inclusion of Bertucci's for twelve months in 1999 but for approximately five months in 1998 as a result of the Acquisition. The percentage increase was primarily attributable to increased hourly labor costs driven by a tight labor market and mandated Federal and state minimum wage increases, as well as to increased labor costs arising from increased staffing of restaurant-level management implemented to strengthen restaurant operations.

       General and Administrative Expenses. General and administrative expenses increased $6.4 million, or 78.1%, to $14.6 million in fiscal 1999 from $8.2 million in fiscal 1998. Expressed as a percentage of net sales, general and administrative expenses increased to 5.5% in 1999 from 5.1% in fiscal 1998. The dollar increase was primarily due to the Acquisition as well as new rental payments for the Company's headquarters. The percentage increase was primarily attributable to increased general and administrative staffing, particularly increases in payroll, training and recruitment costs related to hiring additional restaurant managers to better staff the Company's restaurants.

       Deferred Rent, Depreciation, Amortization and Preopening Expenses. Deferred rent, depreciation, amortization and preopening expenses increased by $7.0 million, or 63.6%, to $17.9 million in fiscal 1999 from $10.9 million in fiscal 1998. Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses decreased to 6.7% in fiscal 1999 from 6.8% in fiscal 1998. The dollar increase was due to the combination of the incremental seven months of Bertucci's results in 1999 versus 1998 as a result of the Acquisition, opening six additional Brinker concept restaurants, opening six Bertucci's restaurants, the write-down of approximately $0.4 million associated with the Westborough executive offices, approximately $1.4 million of preopening expenses and amortization of approximately $2.3 million of the $34 million goodwill associated with the Acquisition.

       Taxes Other Than Income Taxes. Taxes, other than income taxes, increased $6.2 million, or 82.3%, to $13.7 million in fiscal 1999 from $7.5 million in fiscal 1998. Taxes, other than income taxes increased as a percentage of net sales from 4.7% in fiscal 1998 to 5.1% in fiscal 1999. The primary reason for the increase was due to increased payroll taxes.

       Interest Expense. Interest expense increased $6.0 million, or 75.0%, to $14.0 million in fiscal 1999 from $8.0 million in fiscal 1998. This increase was attributable to the sale of the Senior Notes in July 1998 and to the FFCA Loans entered into since August 1998. Interest was approximately $10.8 million on the Senior Notes, $3.0 million on the FFCA Loans and $0.2 million on borrowings from the Company's line of credit during fiscal 1999.

       Income Tax Expense. In fiscal 1999, the Company realized an income tax benefit of 30.3% of loss before income tax expense, compared to an income tax benefit of 33.0% of loss before income tax expense in fiscal 1998. The primary unfavorable variance was due to the non-deductibility of goodwill associated with the Acquisition.

       Change in Accounting Principle. The Company has adopted the American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5) as of the first day of fiscal 1999. Upon adoption, the Company incurred a pre-tax cumulative effect of a change in accounting principle of approximately $1.1 million. Net of income taxes, the expense was approximately $0.7 million. This charge was primarily for the write-off of unamortized preopening costs which were previously amortized over the 12-month period subsequent to a restaurant opening. Effective with the first day of fiscal 1999, the Company expenses all preopening costs as incurred. The costs are included in Deferred Rent, Deprecation, Amortization and Preopening expenses in the accompanying Statement of Operations.

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

       Cost of Sales. Cost of sales increased by $21.0 million, or 89.8%, to $44.4 million in fiscal 1998 from $23.4 million in fiscal 1997. Expressed as a percentage of net sales, cost of sales decreased to 27.6% in fiscal 1998 from 28.7% in fiscal 1997. This decrease was primarily attributable to the addition of Bertucci's sales, following the Acquisition, and to improved margins from the Brinker concept restaurants. Cost of sales of the Bertucci's restaurants as a percentage of net sales were 25.2% of net sales in fiscal 1998. The Brinker concept restaurants' cost of sales as a percentage of net sales decreased to 28.5% in fiscal 1998 from 28.7% in fiscal 1997. This percentage decrease was primarily due to a new broadline food supplier for the Brinker concept restaurants, a more efficient, automated ordering system implemented during the fourth quarter of 1997, which resulted in overall decreased product costs for the Brinker concept restaurants.

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

       Deferred Rent, Depreciation and Amortization. Deferred rent, depreciation and amortization expenses increased by $7.0 million, or 179.2%, to $10.9 million in fiscal 1998 from $3.9 million in fiscal 1997. Expressed as a percentage of net sales, deferred rent, depreciation and amortization increased to 6.8% in fiscal 1998 from 4.8% in fiscal 1997. The increase was due to the Acquisition, opening five additional Brinker concept restaurants, opening two Bertucci's restaurants and amortization of approximately $1.0 million of the $34 million goodwill associated with the Acquisition.

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


Liquidity and Capital Resources

       The Company has met its capital expenditures and working capital needs through a combination of operating cash flow, borrowings under the FFCA Loans, bank borrowings, the sale of the Senior Notes and the sale of Common Stock.

       Fiscal Year Ended December 29, 1999. Net cash flows from operating activities were $6.5 million for fiscal 1999 as compared to $17.2 million for fiscal 1998. Approximately $5.0 million of the $10.7 million difference was a result of additional interest incurred on the Senior Notes in 1999 versus 1998. Net loss from operations for this period was $6.5 million and the non-cash reconciling item of deferred rent, depreciation, amortization and pre-tax change in accounting principle increased cash flows by $17.6 million. Accrued expenses decreased by $4.5 million mostly as a result of a reduction of accrued payroll, restaurant closing reserves, occupancy expenses and other liabilities which were partially offset by an increase in unredeemed gift certificates. The Company also used cash from operations to increase working capital needs for newly developed restaurant locations and for the Bertucci's restaurants acquired during fiscal 1998. Increases in deferred taxes and accounts payable were partially offset by a net decrease in other working capital accounts, a decrease in inventories and an increase in prepaid expenses. Net cash used in investing activities for fiscal 1999 was $14.4 million. Approximately $19.2 million was used for developing, building and opening new restaurants, paying franchise fees and for capital additions at existing restaurants. The sale of assets (primarily the former Bertucci's headquarters located in Wakefield, Massachusetts) accounted for approximately $4.8 million of additional cash to the Company in 1999. Net cash provided by financing activities was $10.1 million for fiscal 1999. During this period, $11.3 million was borrowed from FFCA Acquisition Corporation ("FFCA") for new restaurant mortgages (Note 7 of the consolidated financial statements), $1.0 million was used for repaying principle on FFCA mortgages and approximately $0.2 was used for capital lease payments and return of capital.

       Fiscal Year Ended December 30, 1998. Net cash flows from operating activities were $17.2 million for fiscal 1998 as compared to $8.5 million for fiscal 1997. This increase was primarily due to a decrease in working capital needs for newly developed restaurant locations and for the Bertucci's restaurants acquired during fiscal 1998. Net loss from operations for this period was $1.8 million and the non-cash reconciling item of deferred rent, depreciation and amortization increased cash flows by $10.9 million. Accrued expenses increased by $8.9 million. The increase was due to a combination of increases in payroll and benefits accruals, accrued taxes, accrued interest and other working capital. Net cash used in investing activities for fiscal 1998 was $111.0 million. Approximately $89.4 million was used for the Acquisition and the remainder was used for developing, building and opening new restaurants and capital additions at existing restaurants. Net cash provided by financing activities was $99.0 million for fiscal 1998. During this period, $5.7 million was borrowed from FFCA for new restaurant mortgages, $7.9 million was used for financing costs, $27.0 million was used to pay principle on the Senior Bank Facility, approximately $29.0 million was raised through equity financing and $100 million was raised in the issuance of the Senior Notes.


       Fiscal Year Ended December 31, 1997. Net cash provided from operating activities was $8.5 million for fiscal 1997. Net income from operations provided $2.1 million, the adjustment from deferred rent, depreciation and amortization provided $3.9 million and changes to working capital provided $2.5 million during this period. Net cash used from investing activities was $5.1 million for fiscal 1997. Net cash used was for developing, building and opening new restaurants and capital improvement of existing restaurants, which accounted for $4.5 million of the cash used. During fiscal 1997, net cash used in financing activities was $3.5 million. During fiscal 1997 $24.3 million in cash was provided from the financing of properties through mortgage loans, while $8.3 million was used to purchase treasury stock and a cash dividend of $12.2 million was paid out. In addition, proceeds from the loans were used to return capital of $4.4 million and financing expenses of $1.4 million. In addition, $1.4 million of repayments were made on the line of credit.

       The Company's capital expenditures were $19.0 million, $19.4 million and $4.5 million, for fiscal1999, 1998 and 1997, respectively. In fiscal 1999, capital expenditures for maintenance and repair of the Company's restaurants and the move to the new headquarters were approximately $7.0 million. The Company expects to open three Bertucci's restaurants and ten Brinker Concept Restaurants in Fiscal Year 2000.

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

       As of December 29, 1999, the Company had approximately $139.4 million of consolidated indebtedness, including $100.0 million of indebtedness pursuant to the Senior Notes, $39.3 million of borrowings under the FFCA Loans and $0.1 million of capital lease obligations. In addition, the Company has a Senior Bank Facility in the amount of $20.0 million. As a December 29, 1999, the Company had no amounts outstanding under this facility. Significant liquidity demands will arise from debt service on the Senior Notes, the FFCA Loans and borrowings, if any, under the Senior Bank Facility.

       The Senior Notes bear interest at the rate of 10 3/4% per annum, payable semi-annually on January 15 and July 15, with payments that commenced on January 15, 1999. The Senior Notes are due in full on July 15, 2008. From July 15, 2003 through July 15, 2006, the Company may, at its option, redeem any or all of the Senior Notes at face value, plus a declining premium, which begins at approximately 5%. After July 15, 2006, the Senior Notes may be redeemed at face value. In addition, anytime through July 15, 2001, the Company may redeem up to 35% of the Senior Notes, subject to restrictions, with the net proceeds of one or more equity offerings, meeting certain criteria, at a redemption price of 110.75% of their principal amount. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101%. See Note 7 to the Consolidated Financial Statements.

       On August 6, 1997, the Company's wholly owned limited partnership NERC Limited Partnership ("NERCLP") entered into a loan agreement with FFCA in the aggregate amount of $22,400,000, evidenced by promissory notes maturing on various dates from September 2002 through September 2017, with interest at 9.67% per annum. NERCLP mortgaged 17 restaurant properties to FFCA as collateral for these initial FFCA Loans. On or about August 28, 1997, NERCLP obtained additional financing from FFCA in the aggregate amount of $1,850,000, evidenced by promissory notes maturing on various dates from September 2007 through September 2017, with interest at 9.701% per annum. These additional FFCA Loans were collateralized by mortgages on three restaurant properties. Between July 2, 1998 and December 10, 1998, a second wholly owned limited partnership of the Company, NERC Limited Partnership II, obtained additional financing from FFCA in the aggregate amount of $5,677,000, evidenced by promissory notes maturing on various dates from January 2006 to January 2019, with interest rates ranging from 8.440% to 9.822% per annum. The 1999 FFCA Loans were collateralized by mortgages on 8 restaurant properties. For the years ended December 30, 1999 and December 30, 1998, interest related to the FFCA Loans was $2,995,000 and $2,362,000, respectively. See Note 7 to the Consolidated Financial Statements.

       The Senior Bank Facility consists of a revolving credit facility providing for revolving loans to the Company in an aggregate principal amount not to exceed $20.0 million and includes a $1.0 million sub-limit for the issuance of letters of credit for the account of the Company. The Senior Bank Facility expires in August 2001 and is secured by tangible and intangible assets of the Company but is not secured by a security interest in any liquor licenses held by the Company or any of its subsidiaries (or in the equity securities of any such subsidiary directly holding such licenses). The Senior Bank Facility contains certain financial covenants with which the Company was in compliance at the end of fiscal 1999. See Note 5 to the Consolidated Financial Statements.

       The Company believes that the cash flow generated from its operations, together with available borrowings under the Senior Bank Facility and under the FFCA Loans and similar secured indebtedness, should be sufficient to fund its debt service requirements, lease obligations, working capital needs, current expected capital expenditures and other operating expenses for the next twelve months. The Company's future operating performance and ability to service or refinance the Senior Notes, the FFCA Loans and the Senior Bank Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.


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

Effect of Recently Issued Accounting Standards

     In April 1998, the AICPA issued its Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although early application was encouraged. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which it is first adopted and should be reported as a cumulative effect of a change in accounting principle.

     The Company adopted SOP 98-5 as of the first day of fiscal 1999. Upon adoption, the Company incurred a pre-tax cumulative effect of a change in accounting principle of approximately $1.1 million. This charge was primarily for the write-off of unamortized preopening costs which were previously amortized over the 12-month period subsequent to a restaurant opening.

New Accounting Pronouncements

       In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. The Company has not determined the timing of adoption, but does not anticipate the adoption of this new standard to have a material impact on the Company's fiscal position or results of operations.

Year 2000 Disclosure

       Many currently installed computer systems and software products were coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields were required to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. Prior to January 1, 2000, the Company assessed the potential impact of Year 2000 issues on the processing of date-sensitive information by the Company's automated information and point-of-sale systems. While there can be no assurance that Year 2000 matters have been entirely eradicated, the Company has not experienced any material adverse affects from Year 2000 issues.


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

       Substantial Leverage; Potential Inability to Service Indebtedness. As a result of the Acquisition, the Company is highly leveraged. At the end of fiscal 1999, the Company's aggregate outstanding indebtedness was $139.4 million, the Company's shareholders' equity was $7.5 million and the Company's working capital deficit, deficiency of earnings to fixed charges and losses were $16.2 million, $8.2 million and $6.5 million, respectively. The Company's ratio of earnings to fixed charges for fiscal 1999 was 0.6 times.

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

       If the Company is required to reduce or delay capital expenditures, the Company may fail to meet its obligations under its Area Development Agreements, under which the Company is required to open three new Chili's restaurants each year in accordance with a specified schedule over approximately the next three years and three to five new On The Border restaurants each year in accordance with a specified schedule over approximately the next four years. A breach under the Area Development Agreements may cause the Company to lose its exclusive right to develop Chili's and On The Border restaurants in Connecticut, New Hampshire, Maine, Massachusetts, Rhode Island, Vermont, Westchester County, and additionally, in the case of On The Border, upstate New York. A breach under the Area Development Agreements could also constitute a default under the Senior Bank Facility and the FFCA Loans, permitting the applicable lender to declare all amounts due thereunder immediately due and payable

       Restrictive Debt Covenants. The Indenture for the Senior Notes (the "Indenture"), the Senior Bank Facility and the FFCA Loans impose significant operating and financial restrictions on the Company (and its subsidiaries). Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, sell certain assets, enter into certain transactions with affiliates, or engage in certain mergers or consolidations involving the Company. In addition, the Senior Bank Facility and the FFCA Loans contain other and more restrictive covenants and require the Company (and its subsidiaries) to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests may be affected by events beyond its control, and there can be no assurance that the Company will meet such tests. These restrictions could limit the ability of the Company to obtain future financing, make needed capital expenditures, withstand a future downturn in its business or the economy, or otherwise conduct necessary corporate activities. A failure by the Company to comply with the restrictions contained in the Indenture, the FFCA Loans or the Senior Bank Facility could lead to a default under the terms of the Indenture, the FFCA Loans or the Senior Bank Facility. In the event of a default, the applicable lender could elect to declare all amounts borrowed pursuant thereto, and all amounts due under other instruments (including but not limited to the Indenture, the FFCA Loans or the Senior Bank Facility, as applicable) that may contain cross-acceleration or cross-default provisions may also be declared to be, immediately due and payable, together with accrued and unpaid interest, and the lenders could terminate all commitments thereunder. In such event, there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company. In addition, the indebtedness of the Company or its subsidiaries under the FFCA Loans and Senior Bank Facility is secured by a substantial portion of the assets of the Company or its subsidiaries and, upon the occurrence of a default and the acceleration of such indebtedness, the holders of such indebtedness could seize such assets and sell them as a means to satisfy all or part of such indebtedness. The Senior Bank Facility also contains provisions that prohibit any modification of the Indenture in any manner adverse to the senior lenders and that limit the Company's ability to refinance the Senior Notes without the consent of such senior lenders.

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

       Potential Inability to Manage Geographic Expansion. All of the restaurants operated by the Company prior to the Acquisition were located in New England. As a result of consummation of the Acquisition, nearly one-third of the Company's restaurants were outside of New England. As of this filing, and partially as a result of closing seventeen restaurants outside New England, approximately 20% of the Company's restaurants are currently outside of New England. The ability of the Company's management to effectively recognize and account for diverse regional conditions and to manage restaurants that are geographically remote will be critical to the success of the Company. Any inability of the Company to successfully manage its geographic expansion may have a material adverse effect on the Company.

       Potential Inability to Expand Successfully. Pursuant to its Area Development Agreements with the Franchisor, the Company is currently obligated to open three new Chili's restaurants each year in accordance with a specified schedule over approximately the next three years and three to five new On The Border restaurants each year in accordance with a specified schedule over approximately the next four years. Failure to adhere to the development schedules contained in each of the Area Development Agreements would constitute a breach of those agreements. In the event of such a breach, the Franchisor would be able to terminate the territorial exclusivity granted to the Company. In addition, a breach under any of the Company's Area Development Agreements could constitute a default under the Senior Bank Facility and FFCA Loans, permitting the applicable lender to declare all amounts borrowed thereunder immediately due and payable. For the past several years, the Company has satisfied these minimum development requirements, however, there can be no assurance that the Company will continue to do so. The Company reviews its expansion plans and budget on a regular basis, in light of circumstances and opportunities that may arise, and may determine to open a smaller or larger number of stores than currently planned.

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

         The Company obtains approximately 75% to 80% of its supplies through a single vendor pursuant to a contract for delivery and distribution, with the vendor charging fixed mark-ups over prevailing wholesale prices. The Company has a five-year contract with this vendor which expires in May 2004 and is otherwise terminable by either party upon 60 days' prior notice. The Company believes that it would be able to replace any vendor if it were required to do so; however, any disruption in supply from vendors or the Company's inability to replace vendors, when required, may have a material adverse effect on the Company.

         Possible Adverse Impact of Economic, Regional and Other Business Conditions on the Company. The Company's business is sensitive to guests' spending patterns, which in turn are subject to prevailing regional and national economic conditions such as interest rates, taxation and consumer confidence. Most of the restaurants owned by the Company are located in the northeastern and Mid-Atlantic United States, with a large concentration in New England. In addition, the Company anticipates substantially all restaurants to be opened in fiscal 2000 will be in states where the Company presently has operations or in contiguous states. As a result, the Company is, and will continue to be, susceptible to changes in regional economic conditions, weather conditions, demographic and population characteristics, consumer preferences and other regional factors.

         Dependence Upon Key Personnel. The Company's business depends upon the efforts, abilities and expertise of its executive officers and other key employees. The Company has no long-term employment contracts with, and does not maintain "key-man" life insurance for, any of its executive officers or key employees. The loss of the services of certain of these executive officers or key employees or the inability to retain key personnel required to effect a successful integration of the Bertucci's business with the Company's business existing prior to the Acquisition would have a material adverse effect on the Company.

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

         Reliance on Information Systems. The Company relies on various information systems to manage its operations and regularly makes investments to upgrade, enhance or replace such systems. Any disruption affecting the Company's information systems could have a material adverse effect on the Company.



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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information with respect to the executive officers and directors of the Company at the time of this filing:

                Name                  Age                                     Position
                ----                  ---                                     --------
Benjamin R. Jacobson.............      55   Chairman of the Board of Directors, Interim President and Chief Executive
                                               Officer and Treasurer
Paul V. Hoagland.................      47   Executive Vice President and Director
David J. Nace....................      53   Executive Vice President, Chief Financial Officer and Director
Raymond P. Barbrick..............      46   Vice President
Richmond A. Brittingham..........      51   Vice President
Robert L. Hogan .................      54   Vice President - Marketing
Paul J. Seidman .................      43   Vice President - Food & Beverage and Procurement
Kathleen P. Federico.............      40   Vice President - Human Resources
Rosario Del Nero.................      46   Vice President
Stephen F. Mandel, Jr............      44   Director
James J. Morgan..................      57   Director
David A. Roosevelt...............      29   Director
Thomas R. Devlin.................      52   Director
James R. Parish..................      53   Director

       Benjamin R. Jacobson. Mr. Jacobson has served as Chairman of the Board of Directors of the Company since 1991 and as Interim President and Chief Executive Officer since October 1999. Since 1989, Mr. Jacobson has served as the Managing General Partner of Jacobson Partners, which specializes in direct equity investments. Mr. Jacobson is a director of Childtime, Inc. and a number of privately-held corporations.

       Paul V. Hoagland. Mr. Hoagland has been employed in the restaurant industry for 19 years and is currently Executive Vice President, Chief Administrative Officer and Director. He has served as the Company's Executive Vice President since 1992, its Chief Financial Officer from 1992 through 1999 and a director since the Company's inception in 1991. Mr. Hoagland is also responsible for all administrative and new restaurant development functions within the Company. Prior to joining the Company, Mr. Hoagland was employed by Burger King Corporation from 1981 to 1990, where he held various positions over time, including Vice President of Operations, Vice President of Finance for Europe, and Regional Controller for New England. From 1974 to 1981, Mr. Hoagland was employed by I.T.T. Continental Baking Company first as a financial manager and then as controller.

       David J. Nace. Mr. Nace has over 25 years experience in multi-unit retailing concepts. In March 2000, he became the Company's Executive Vice President, Chief Financial Officer and Director. From December 1999 until March 2000, he served as the Company's Interim Chief Financial Officer. Prior to this and from September 1998 until July 1999, he was Executive Vice President, Chief Financial Officer and Treasurer of Little Switzerland, Inc., a retailer of luxury gifts and jewelry in the eastern Caribbean. From October 1993 until January of 1998, Mr. Nace served as Executive Vice President, Chief Financial Officer and Treasurer of Gart Sports Company, a retailer of sporting goods and apparel. From June 1981 until October 1993, he was Vice President and Controller for Child World, Inc.

       Raymond P. Barbrick. Mr. Barbrick has been employed in the restaurant industry for 30 years and currently serves as Vice President of the Company and President of Bertucci's. He served as the Company's Vice President of Operations for the Brinker Concept Restaurants from January 1998 until October 1999. Prior to that, he served as Senior Director of Operations, from 1992 through 1997, with responsibility for all of the Company's Chili's restaurants in Connecticut and western Massachusetts. Prior to joining the Company, Mr. Barbrick was employed by Back Bay Restaurant Group, where he held the position of director of regional operations from 1989 to 1992.

       Richmond A. Brittingham. Mr. Brittingham has been employed in the restaurant industry for 31 years and currently serves as Vice President of the Company and President of the Brinker Concept Restaurants. He served as the Company's Regional Director for the South Region from 1992 until 1999. In such capacity, he was responsible for the operational performance of all the Company's Chili's restaurants in southeastern Massachusetts and Rhode Island. Prior to joining the Company, Mr. Brittingham served as director of operations for Legal Sea Foods Company.

       Robert L. Hogan. Mr. Hogan has been employed in the restaurant industry for 26 years and has served as the Company's Vice President - Marketing since April 1999. He is responsible for the marketing efforts of all three major brands, as well as strategic planning and new concept development for the Bertucci's brand. Prior to joining the Company, Mr. Hogan served as Vice President of Marketing for Ralston-Purina's Jack in the Box chain, The Black-eyed Pea casual dining chain, Saga Corporation's Straw Hat Pizza Restaurants and Senior Vice President for Farrell's Ice Cream Parlor Restaurants. He also was President of his own three-restaurant company, Pizza & Pipes, a pizza/entertainment concept located in California.

       Paul J. Seidman. Mr. Seidman has been employed in the restaurant industry for 25 years and has served as the company's Vice President of Food & Beverage and Procurement since January of 1998. Mr. Seidman's responsibilities include all food and beverage specifications, purchasing, and cost control as well as leading the menu and product development team. Mr. Seidman has held numerous positions in the industry, most recently as Vice President of Food & Beverage and Corporate Executive Chef for the Bayport Restaurant Group.

       Kathleen P. Federico. Ms. Federico has been in the restaurant industry for 16 years and has served as the Vice President of Human Resources since joining the Company in October of 1998. Her responsibilities include Training and Development, Compensation, Benefits, Recruiting and Employee Relations. Prior to joining the Company, Ms. Federico was Vice President of Human Resources for Sodexho Marriott Services. She also served as a Director of Human Resources at Au Bon Pain and Friendly Ice Cream Corporation.

       Rosario Del Nero. Mr. Del Nero has been employed in the restaurant industry for 17 years. He has served as Corporate Executive Chef for Bertucci's since 1992 and was promoted to Vice President of the Company in January 2000. His responsibilities include product and ingredient development, recipe design and documentation, training and quality enhancement. His vast and detailed knowledge of language, food and cuisine, especially those of the Mediterranean, provide for a foundation of authenticity. Mr. Del Nero's previous industry experience, both in the United States and abroad, includes positions as independent restaurateur, culinary arts instructor and food consultant to restaurants and manufacturers.

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

       David A. Roosevelt. Mr. Roosevelt has served as a director of the Company since December 1997. Mr. Roosevelt has been an associate at Jacobson Partners since 1996. Prior to that he was a principal of General Gas Company, a natural gas marketing company from 1995 to 1996 and a financial analyst in the account management group of Black Rock Financial Management from 1993 to 1995.

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

       On October 28, 1999, Dennis Pedra tendered his resignation as President, Chief Executive Officer and Director of the Company. Mr. Pedra continues to be a significant shareholder of the Company. On February 4, 2000, Gary Schwab tendered his resignation as Vice President of the Company.

Term of Directors

       The Company's directors serve in such capacity until the next annual meeting of the shareholders of the Company or until their successors are duly elected and qualified.


ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table summarizes the compensation for fiscal 1999 for the Company's Chief Executive Officer and each of its four other most highly compensated executive officers (the Chief Executive Officer and such other officers, collectively, the "Named Executive Officers"):

Summary Compensation Table

                                                   ------------------------------------------------------------------------------
                                                                  Annual Compensation                    Long Term Compensation
-------------------------------------------        ------------------------------------------------------------------------------
        Name and Principal Position                    Salary($)         Bonus($)       Other Annual     Securities Underlying
                                                                                        Compensation           Options (#)
-------------------------------------------        ------------------------------------------------------------------------------

Dennis D. Pedra                             1999       278,077                -               9,086             122,948 (e)
President and Chief Executive Officer (a)   1998       288,982 (b)      225,000             110,348 (d)         122,948 (e)
                                            1997       212,508          179,646 (c)          80,142 (d)          99,198 (e)

Raymond P. Barbrick                         1999       133,962          108,002               8,100              29,776
Vice President                              1998       109,154           92,344               7,200              24,568
                                            1997        85,895           69,175               6,000              21,268

Paul V. Hoagland                            1999       184,000                -              10,378              41,635
Executive Vice President                    1998       171,575 (f)      159,000              88,205 (d)          41,635
                                            1997       152,417          142,010 (g)          60,545 (d)          33,068

Richmond A. Brittingham                     1999        91,071           88,519               7,400              17,034
Vice President                              1998        81,749           62,009               7,200              17,034
                                            1997        79,154           50,600               7,200              14,178

Kathleen P. Federico                        1999       131,500           23,449               6,192               5,761
Vice President - Human Resources            1998             -                -                   -                   -
                                            1997             -                -                   -                   -

(a) Mr. Pedra resigned his position as President and Chief Executive Officer on October 28, 1999.
(b) Includes $33,404 payable for fiscal 1998 but deferred pursuant to the Non-qualified Deferred Compensation Plan.
(c) Includes $100,000 payable for fiscal 1997 but deferred pursuant to the Non-qualified Deferred Compensation Plan.
(d) Includes auto lease payments paid by the Company and compensation to cover certain taxes incurred by such officer in connection with the payment by the Company in August 1997 of a dividend and return of capital contribution to shareholders of $8.31 per share and the related repurchase by the Company of certain shares of common stock at $11.63 per share.
(e)    Mr. Pedra's options expired on January 26, 2000.
(f) Includes $3,252 payable for fiscal 1998 but deferred pursuant to the Non-qualified Deferred Compensation Plan.
(g) Includes $103,496 payable for fiscal 1997 but deferred pursuant to the Non-qualified Deferred Compensation Plan.

Options Granted in Last Fiscal Year

     The following table sets forth information concerning options granted during fiscal 1999 to each of the Named Executive Officers.

                                                                                            Potential
                                                                                        Realizable Value
                              Number of                                                 at Assumed Annual
                             Securities                                                    Stock Price
                             Underlying      % of Total                                 Appreciation for
                               Options       Granted in    Exercise     Expiration       Option Term(c)
                   Name      Granted (a)     Fiscal 1999   Price (b)       Date           5%        10%
Dennis D. Pedra                    0            0.0%
Raymond P. Barbrick            5,208           14.4%         $15.00       8/10/04     $ 21,583    $ 47,693
Paul V. Hoagland                   0            0.0%
Richmond A. Brittingham            0            0.0%
Kathleen P. Federico           4,333           12.0%         $15.00       8/10/04     $ 17,957    $ 39,680

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

     The following table sets forth information concerning option exercises during fiscal 1999, and the fiscal year-end value of unexercised options for each of the Named Executive Officers.

                                                                                               Value Of
                                                                                               Unexercised
                                                                      Number Of               In-The-Money
                                                                     Securities                Options At
                                  Shares                            Underlying At            Fiscal Year-End
                                Acquired on        Value           Fiscal Year-End            Exerciseable/
                   Name          Exercise       Realized(a)   Exerciseable/Unexercisable     Unexerciseable(b)
Dennis D. Pedra                      0              $0             24,800 /  98,148  (c)          $0/$0
Raymond P. Barbrick                  0               0              5,317 /  24,459                0/0
Paul V. Hoagland                     0               0              8,267 /  33,368                0/0
Richmond A. Brittingham              0               0              3,545 /  13,489                0/0
Kathleen P. Federico                 0               0                  0 /   5,761                0/0

(a) The amount "realized" reflects the appreciation on the date of exercise (based on the fair market value of the shares on the date of exercise over the exercise price).
(b)    Based upon a price of $9.22
(c)    Mr. Pedra's stock options expired on January 26, 2000

Employment Agreements

       Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board or pursuant to an employment agreement. The Company is party to an employment agreement with an executive officer as described below:

       Paul V. Hoagland. Mr. Hoagland's employment agreement (as amended, the "Hoagland Agreement") provides that he will serve as Executive Vice President of the Company until such time as such agreement is terminated by either party upon six months' prior written notice or pursuant to the other termination provisions of the Hoagland Agreement. If Mr. Hoagland's employment is terminated, the Hoagland Agreement provides that he may not engage in a competing business within a ten-mile radius of a Company-owned restaurant, for a period of one year following his termination.

       Mr. Hoagland's fiscal 1999 base salary of $184,000 may be increased, from time to time, in the Company's sole discretion. In addition to his base salary, Mr. Hoagland is entitled to receive (i) an annual performance bonus in the amount of up to fifty (50%) percent of his base salary which will be based on a bonus plan tied to the combined operating results of the Company as such plan may be revised from time to time, (ii) an automobile allowance and reimbursement of reasonable expenses, including insurance and repairs, and (iii) certain insurance and other benefits to be maintained and paid by the Company.



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

       Options granted to employees under the Stock Option Plan are generally exercisable cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant and options granted to directors thereunder are generally exercisable immediately upon grant. Options granted under the Stock Option Plan to date expire 90 days following the fifth anniversary of the date of the grant. Between September 15, 1997 and December 31, 1997, 331,123 options were granted at a price of $11.63 per share under the Stock Option Plan (of which 11,020 options have been exercised as of December 29, 1999). In addition, between July 21, 1998 and October 19, 1998, 58,429 options were granted at a price of $17.51 per share under the Stock Option Plan of which none have been exercised as of December 29,

1999. At December 31, 1997, there were 1,316,656 shares of common stock of the Company outstanding. An additional 1,671,394 such shares were issued pursuant to the Equity Investment resulting in 2,988,050 shares of common stock outstanding at December 30, 1998. At December 29, 1999, 2,988,050 shares of common stock were outstanding. An additional 36,110 options were granted during fiscal 1999 at a price of $15.00 per share.

       Management Incentive Plan. Certain management employees of the Company, including directors of operations, managing partners (who are senior general managers), general managers and assistant managers are eligible, at the discretion of the Company, to participate in the Company's management incentive plan that provides incentives and rewards for performance with bonus awards that reflect a percentage of each restaurant's cash contribution. Payments under the management incentive plan are payable monthly or in accordance with the then current payroll cycle of the Company.

       Non-qualified Deferred Compensation Plan. The Company has established the NE Restaurant Company Deferred Compensation Plan (the "Non-qualified Deferred Compensation Plan") pursuant to which certain eligible executives of the Company may elect to defer a portion of their salary. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to The Merrill Lynch Non-qualified Deferred Compensation Plan Trust Agreement, dated December 21, 1993, by and between the Company and Merrill Lynch Trust Company of America, an Illinois corporation, as trustee, for the purpose of paying benefits under the Non-qualified Deferred Compensation Plan.

       The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company's general creditors in the event of the Company's insolvency. As of December 29, 1999, trust account balances for Paul Hoagland and Dennis Pedra were $475,333 and $671,549, respectively.

       During 1999, the Company has also established the NE Restaurant Company, Inc. Executive Savings and Investment Plan (the "Executive Savings and Investment Plan") to which highly compensated executives of the company may elect to defer a portion of their salary and or earned bonus. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 20, 1999. The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under non-qualified deferred compensation plan.

       The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company's general creditors in the event of the Company's insolvency. As of February 2000, there were 29 participants in the plan with a total market value of approximately $153,068.

       401(k). The Company maintains two defined contribution plans (the "Bertucci's 401(k) Plan" and the "NE Restaurant 401(k) Plan"). Under the Bertucci's 401(k) Plan, substantially all employees of the Company may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. The Company makes a matching contribution to the 401(k) Plan that is allocated, based on a formula as defined by the 401(k) Plan, to the 401(k) Plan participants. The Company is currently in the process of terminating the NE Restaurant 401(k) Plan and as of May 1, 1999 all eligible participants were transferred to the Bertucci's 401(k) Plan in order to consolidate the Plans after the Acquisition. Matching contributions made by the Company for the years ended December 29, 1999, December 30, 1998 and December 31, 1997 were approximately $89,000, $160,000 and $67,000, respectively. Two officers of the Company are also the 401(k) Plan's trustees.


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

Compensation Committee Interlocks and Insider Participation

       Effective as of January 1, 1998, the Board of Directors appointed a Compensation Committee and an Audit Committee. Currently, the Compensation Committee is comprised of Messrs. Jacobson, Mandel, Morgan and Devlin and the Audit Committee is comprised of Messrs. Parish, Mandel, Hoagland and Nace.

       Prior to 1998, the Board of Directors of the Company did not have a formal compensation committee and decisions with respect to executive officer compensation were made by Mr. Jacobson and other non-management directors. Mr. Jacobson has in the past and will in the future provide certain consulting services to the Company. See "Item 13. Certain Relationships And Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information at March 15, 2000, with respect to ownership of the Company's common stock $0.01 par value per share (the "Company Common Stock"), by (i) each beneficial owner of five percent or more of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. For the purpose of computing the percentage of the shares of Company Common Stock owned by each person or group listed in this table, shares which are subject to options exercisable within 60 days after March 15, 2000 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Company Common Stock owned by any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown as beneficially owned by them.

                                               Shares
                                             Beneficially   Percent
Name and Address of Beneficial Owner            Owned      of Class
------------------------------------            -----      --------
Puma Limited Partnership(1)                    727,012      24.32%
101 Park Avenue
New York, New York 10176

Thomas R. Devlin(2)                            234,504       7.84%
1313 North Webb Road
P.O. Box 782170
Wichita, Kansas 67206

Benjamin R. Jacobson(3)                        691,872      23.14%
595 Madison Avenue
New York, New York 10022

Stephen F. Mandel, Jr.(4)                       89,602       3.00%

James J. Morgan(5)                              19,162 *

David A. Roosevelt                               2,856 *

James R. Parish                                 11,422 *

Dennis D. Pedra(6)                             190,670       6.41%

Paul V. Hoagland(7)                            114,132       3.84%

Raymond P. Barbrick                              7,467 *

Richmond A. Brittingham                          8,412 *

Paul J. Seidman                                  5,063 *

All directors and executive officers as a
group (10 persons)                           1,375,162      37.50%

 * Less than 1%.

(1) Puma Limited Partnership, a New York limited partnership ("Puma") previously held its interest in the Company through Puma's wholly-owned subsidiary Holdings Group, Inc., a Delaware holding company ("HGI"). To permit Puma to directly hold such shares, HGI was merged with and into the Company pursuant to a merger agreement dated as of August 31, 1996 among HGI, Puma and the Company.
(2) Includes 53,207 shares of Company Common Stock held by J.P. Acquisition Fund II, L.P., a Delaware limited partnership ( "JPAF II "), representing Mr. Devlin's pro rata interest as a limited partner of JPAF II.
(3) Includes (a) 481,016 shares of Company Common Stock held by JPAF II, (b) 49,599 shares of Company Common Stock issuable upon exercise of outstanding stock options exercisable within 60 days after September 30, 1998 held by Jacobson Partners and (c) 13,800 shares of Company Common Stock held by trusts for the benefit of Mr. Jacobson's children, with respect to which a third party is trustee and has voting control. JPAF, Inc., a Delaware corporation, is the general partner of JPAF II and Mr. Jacobson is president of JPAF, Inc. Mr. Jacobson is a general partner of Jacobson Partners, which is the sole shareholder of JPAF, Inc. Mr. Jacobson disclaims beneficial ownership of the shares described (i) in clause (a) above, except to the extent of his general partnership interest in JPAF II, and (ii) in clause (c) above.
(4) Includes 2,596 shares of Company Common held by Lone Spruce, L.P., 6,812 shares of Company Common Stock held by Lone Balsam, L.P. 6,812 shares of Company Common Stock held by Lone Sequoia, L.P. and 73,382 shares of Company Common Stock held by Lone Cypress, Ltd. Each of Lone Spruce, L.P., Lone Balsam, L.P. and Lone Sequoia, L.P., is a Delaware limited partnership of which Lone Pine Associates LLC is the general partner. Mr. Mandel is the managing member of Lone Pine Associates LLC. Lone Cypress Ltd. is a Cayman Islands company of which Lone Pine Capital LLC is the investment manager. Mr. Mandel is the managing member of Lone Pine Capital LLC. Mr. Mandel disclaims beneficial ownership of all such shares.
(5) Includes 6,651 shares of Company Common Stock held by JPAF II, representing Mr. Morgan's pro rata interest as a limited partner of JPAF II.
(6) Includes 30,000 shares of Company Common Stock held by trusts for the benefit of Mr. Pedra's children, with respect to which Mr. Pedra's sister is trustee and has sole voting control. Mr. Pedra disclaims beneficial ownership of all such shares.
(7) Includes 14,000 shares of Company Common Stock held in custodial accounts for the benefit of Mr. Hoagland's children, with respect to which Mr. Hoagland is custodian and has sole voting control. Mr. Hoagland disclaims beneficial ownership of all such shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In consideration of certain financial advisory services provided by Benjamin R. Jacobson to the Company, Mr. Jacobson received from the Company a consulting fee with reimbursement of certain travel and other incidental expenses. The amounts paid to Mr. Jacobson for financial consulting fees were $61,000 for the year ended December 29, 1999, $330,000 for the year ended December 30, 1998 and $160,000 for each of the two years ended December 31, 1997, and 1996. In addition, Mr. Jacobson was paid $400,000 for consulting fees associated with obtaining the FFCA mortgages. In connection with the Acquisition, and in lieu of the Company's arrangement with Mr. Jacobson, the Company entered into a financial advisory services agreement with Jacobson Partners, Limited Partnership ("Jacobson Partners"), a limited partnership of which Mr. Jacobson is the managing general partner. Under this agreement, Jacobson Partners will provide various financial advisory services to the Company, including, among other things, assistance in preparing internal budgets, performing cash management activities, maintaining and improving accounting and other management information systems, negotiating financing arrangements, complying with public reporting and disclosure requirements and communicating with creditors and investors. In consideration of these services, the Company has entered into an agreement with Jacobson Partners whereby the Company would pay Jacobson Partners $500,000 per year together with reimbursement of certain travel and other incidental expenses. During 1999, Jacobson Partners agreed to reduce its annual fee to $250,000 until further notice. The amounts paid to Jacobson Partners for financial consulting fees were $313,000 for the fiscal year ended December 29, 1999 and $330,000 for the year ended December 30, 1998. The Company believes the financial advisory services agreement was made on terms that are no less favorable to the Company than those that could be obtained from an unrelated party. In addition, Jacobson Partners received from the Company a $1.0 million cash fee as compensation for Jacobson Partners' services as financial advisors in connection with the Acquisition and related financing. Jacobson Partners is the sole shareholder of the corporate general partner of JPAF II, which owns approximately 16.1% of the outstanding common stock of the Company. Mr. Jacobson is the Chairman of the Board of Directors of the Company. David A. Roosevelt, an associate with Jacobson Partners, is a Director of the Company.

       The Company has established the NE Restaurant Company Deferred Compensation Plan (the "Non-qualified Deferred Compensation Plan") pursuant to which certain eligible executives of the Company may elect to defer a portion of their salary. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to The Merrill Lynch Non-qualified Deferred Compensation Plan Trust Agreement, dated December 21, 1993, by and between the Company and Merrill Lynch Trust Company of America, an Illinois corporation, as trustee, for the purpose of paying benefits under the Non-qualified Deferred Compensation Plan.

       The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company's general creditors in the event of the Company's insolvency. As of December 29, 1999, trust account balances for Paul Hoagland and Dennis Pedra were $475,333 and $671,549, respectively. In January 2000, the Non-qualified Deferred Compensation Plan was terminated and the balances were paid to the participants.

       During 1999, the Company has also established the NE Restaurant Company, Inc. Executive Savings and Investment Plan (the "Executive Savings and Investment Plan") to which highly compensated executives of the company may elect to defer a portion of their salary and or earned bonus. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments non-qualified deferred compensation plan trust agreement, dated September 20, 1999. The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under non-qualified deferred compensation plan.

       The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company's general creditors in the event of the Company's insolvency. As of February 2000, there were 29 participants in the plan with a total market value of approximately $153,068.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K


  (a)  The following documents are filed as part of this report:

       (1)  Financial Statements:

           Report of Independent Public Accountants

           Consolidated Balance Sheets as of December 29, 1999 and December 30, 1998

           Consolidated Statements of Operations for each of the years ended December 29, 1999, December 30, 1998 and December 31, 1997.

           Consolidated Statements of Stockholders' Equity for each of the years ended December 29, 1999, December 30, 1998 and December 31, 1997.

           Consolidated Statements of Cash Flows for each of the years ended December 29, 1999, December 30, 1998 and December 31, 1997.

           Notes to Consolidated Financial Statements

      (2)  Financial Statement Schedules:
           Schedule II:  Valuation and Qualifying Accounts

      (3)  Exhibit Index

(b) The Company did not file a Current Report on Form 8-K during the 4th Quarter of fiscal 1999.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NE RESTAURANT COMPANY, INC.
                               Registrant


                               By:  /s/ Benjamin R. Jacobson
                                    -------------------------------
                                    Benjamin R. Jacobson, Chairman of the Board


Date: March 28, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                         DATE
---------                      -----                         ----

/s/ Benjamin R. Jacobson       Chairman of the Board of      March 28, 2000
------------------------       Directors, Acting President
Benjamin R. Jacobson           and Chief Executive Officer,
                               Treasurer (Principal
                               Executive Officer)


/s/ Paul V. Hoagland           Executive Vice President,     March 28, 2000
------------------------       Assistant Treasurer,
Paul V. Hoagland               Assistant Secretary, Director


/s/ David J. Nace              Executive Vice President,     March 28, 2000
------------------------       Chief Financial Officer,
David J. Nace                  Director (Principal
                               Financial Officer and
                               Principal Accounting Officer)


/s/ David A. Roosevelt         Director                      March 28, 2000
------------------------
David A. Roosevelt


/s/ James J. Morgan            Director                      March 28, 2000
------------------------
James J. Morgan

                            EXHIBIT LISTING AND INDEX

      ------------------------------------------------------------------------
      Exhibit                           Description
        No.
      ------------------------------------------------------------------------
        2.1*   Agreement and Plan of Merger, dated as of May 13, 1998 among
               Bertucci's, Inc., NE Restaurant Company, Inc. ("NERCO") and
               NERC Acquisition Corp.
      ------------------------------------------------------------------------
        3.1*   Certificate of Incorporation of NERCO.
      ------------------------------------------------------------------------
        3.2*   Certificate of Amendment of Certificate of Incorporation of
               NERCO, dated August 1, 1998.
      ------------------------------------------------------------------------
        3.3*   Certificate of Amendment of Certificate of Incorporation of
               NERCO, dated August 20, 1998.
      ------------------------------------------------------------------------
        3.4*   By-laws of NERCO.
      ------------------------------------------------------------------------
        3.5*   Articles of Incorporation of Bertucci's of Baltimore County,
               Inc., as amended.
      ------------------------------------------------------------------------
        3.6*   Bylaws of Bertucci's of Baltimore County, Inc.
      ------------------------------------------------------------------------
        3.7*   Articles of Incorporation of Bertucci's of White Marsh, Inc.
      ------------------------------------------------------------------------
        3.8*   Bylaws of Bertucci's of White Marsh, Inc.
      ------------------------------------------------------------------------
        3.9*   Articles of Incorporation of Bertucci's of Columbia, Inc.
      ------------------------------------------------------------------------
       3.10*   Bylaws of Bertucci's of Columbia, Inc.
      ------------------------------------------------------------------------
       3.11*   Articles of Incorporation of Bertucci's of Anne Arundel
               County, Inc.
      ------------------------------------------------------------------------
       3.12*   Bylaws of Bertucci's of Anne Arundel County, Inc.
      ------------------------------------------------------------------------
       3.13*   Articles of Incorporation of Bertucci's of Bel Air, Inc.
      ------------------------------------------------------------------------
       3.14*   Bylaws of Bertucci's of Bel Air, Inc.
      ------------------------------------------------------------------------
       3.15*   Articles of Organization of Sal & Vinnie's Sicilian
               Steakhouse, Inc.
      ------------------------------------------------------------------------
       3.16*   By-Laws of Sal & Vinnie's Sicilian Steakhouse, Inc.
      ------------------------------------------------------------------------
       3.17*   Articles of Organization of Berestco, Inc., as amended
      ------------------------------------------------------------------------
       3.18*   By-Laws of Berestco, Inc.
      ------------------------------------------------------------------------
       3.19*   Articles of Organization of Bertucci's Restaurant Corp., as
               amended
      ------------------------------------------------------------------------
       3.20*   By-Laws of Bertucci's Restaurant Corp.
      ------------------------------------------------------------------------
       3.21*   Articles of Organization of Bertucci's, Inc., as amended
      ------------------------------------------------------------------------
       3.22*   By-Laws of Bertucci's, Inc.
      ------------------------------------------------------------------------
       3.23*   Articles of Organization of Bertucci's Securities Corporation
      ------------------------------------------------------------------------
       3.24*   By-Laws of Bertucci's Securities Corporation
      ------------------------------------------------------------------------
        4.1*   Indenture, date July 20, 1998 between NERCO and United States
               Trust Company of New York ("U.S. Trust") as Trustee (including the form of 10 3/4% Senior Note due July 15, 2008).
      ------------------------------------------------------------------------
        4.2*   Supplemental Indenture, dated as of July 21, 1998 by and
               among Bertucci's, Inc., Bertucci's Restaurant Corp.,
               Bertucci's Securities Corporation, Berestco, Inc., Sal &
               Vinnie's Sicilian Steakhouse, Inc., Bertucci's of Anne
               Arundel County, Inc., Bertucci's of Columbia, Inc.,
               Bertucci's of Baltimore County, Inc., Bertucci's of Bel Air,
               Inc. and Bertucci's of White Marsh, Inc. (collectively, the
               "Guarantors"), NERCO and U.S. Trust
      ------------------------------------------------------------------------
        4.3*   Purchase Agreement, dated July 13, 1998 by and among NERCO,
               Chase Securities Inc. and BancBoston Securities Inc.
      ------------------------------------------------------------------------
        4.4*   Amendment No. 1 to the Purchase Agreement, dated July 21,
               1998 by and among NERCO, Chase Securities Inc., BancBoston
               Securities Inc. and the Guarantors
      ------------------------------------------------------------------------
        4.5*   Exchange and Registration rights Agreement, dated July 20,
               1998 by and among NERCO, Chase Securities Inc. and BancBoston
               Securities Inc.
      ------------------------------------------------------------------------
        4.6*   Amendment No. 1 to Exchange and Registration Rights
               Agreement, dated July 21, 1998 by and among NERCO, Chase
               Securities Inc., BancBoston Securities Inc. and the
               Guarantors.
      ------------------------------------------------------------------------
        4.7*   Form of Stockholders Agreement, dated as of December 31, 1993 between the stockholders of NERCO and NERCO.
      ------------------------------------------------------------------------
        4.8*   Form of Stockholders Agreement, dated September 15, 1997 by and among certain stockholders of NERCO and NERCO.
      ------------------------------------------------------------------------

      ------------------------------------------------------------------------
      Exhibit                           Description
        No.
      ------------------------------------------------------------------------
       10.1*   1997 Equity Incentive Plan of NERCO, dated September 15, 1997 for certain key employees and directors of NERCO.
      ------------------------------------------------------------------------
       10.2*   Form of NE Restaurant Company, Inc. 401(k) profit Sharing
               Plan, dated January 1, 1996.
      ------------------------------------------------------------------------
       10.3*   Form of NE Restaurant Company Deferred Compensation Plan for
               certain eligible executives of NERCO.
      ------------------------------------------------------------------------
       10.4*   Employment Agreement by and between NE Restaurant Company
               Limited Partnership, NE Restaurant (Glastonbury) Limited
               Partnership and NE Restaurant (Cambridge) Limited
               Partnership(collectively, the "Partnerships"), the respective general partners of the Partnerships, NERCO,  NE Restaurant
               (Connecticut), Inc. and NE Restaurant (Cambridge), Inc. and
               Dennis D. Pedra, dated September 30, 1991 (the "Pedra
               Employment Agreement").
      ------------------------------------------------------------------------
       10.5*   Employment Agreement by and between NE Restaurant Company
               Limited Partnership, NE Restaurant (Glastonbury) Limited
               Partnership and NE Restaurant (Cambridge) Limited Partnership
               (collectively, the "Partnerships"), the respective general partners of the Partnerships, NERCO, NE Restaurant
               (Connecticut), Inc. and NE Restaurant (Cambridge), Inc. and
               Paul V. Hoagland, dated September 30, 1991 (the "Hoagland
               Employment Agreement").
      ------------------------------------------------------------------------
       10.6*   Amendment to the Pedra Employment Agreement, dated December
               31, 1993.
      ------------------------------------------------------------------------
       10.7*   Amendment to the Hoagland Employment Agreement, dated
               December 31, 1993.
      ------------------------------------------------------------------------
       10.8*   Form of Chili's Grill & Bar Restaurant Development Agreement,
               dated May 17, 1994 between Brinker International, Inc. and
               NERCO.
      ------------------------------------------------------------------------
       10.9*   On The Border Restaurant Development Agreement, dated June
               23, 1997 between Brinker International, Inc. and NERCO
               (including form of Franchise Agreement) as amended
      ------------------------------------------------------------------------
       10.10*  Lease of Headquarters of the Company at 80A Turnpike Road,
               Westborough, Massachusetts, dated September 30, 1997, as amended on March 25, 1998.
      ------------------------------------------------------------------------
       10.11*  Form of Credit Agreement among BankBoston, N.A., Chase Bank of Texas, N.A. NERCO, the Guarantors and Bertucci's of
               Montgomery County, Inc., dated as of July 21, 1998.
      ------------------------------------------------------------------------
       10.13*  Loan Agreement, dated August 6, 1997 by and between FFCA
               Acquisition Corporation and NERC Limited Partnership.
      ------------------------------------------------------------------------
       10.14*  First Amendment to Loan Agreement, dated August 6, 1997 by and between FFCA Acquisition Corporation and NERC Limited
               Partnership.
      ------------------------------------------------------------------------
       10.15*  Form of Promissory Note between FFCA Acquisition Corporation and NERC Limited Partnership.
      ------------------------------------------------------------------------
       10.18*  Form of Amendment to NE Restaurant Company, Inc. 401(k)
               Profit Sharing Plan, dated April 29, 1996.
      ------------------------------------------------------------------------
       10.19*  Form of Amendment of Chili's Grill & Bar Restaurant
               Development Agreement, dated as of June 1, 1997 by and
               between Brinker International, Inc. and NE Restaurant
               Company, Inc.
      ------------------------------------------------------------------------
       10.20*  Form of Chili's Grill & Bar Restaurant Franchise Agreement
               between Brinker International, Inc. and NE Restaurant
               Company, Inc.
      ------------------------------------------------------------------------
       10.21*  Financial Advisory Services Agreement, dated July 21, 1998 by and between the Company and Jacobson Partners.
      ------------------------------------------------------------------------
       10.22*  Loan Agreement, dated June 30, 1998 by and between FFCA
               Acquisition Corporation and NERC Limited Partnership II.
      ------------------------------------------------------------------------
       10.23*  Form of Promissory Note between FFCA Acquisition Corporation and
               NERC Limited Partnership II.
      ------------------------------------------------------------------------
       12.1*   Statement Regarding Computation of Ratio of Earnings to Fixed
               Charges.
      ------------------------------------------------------------------------
       21.1*   Subsidiaries of Registrant.
      ------------------------------------------------------------------------
      27.1(1)  Financial Data Schedule
      ------------------------------------------------------------------------

---------------------
* Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant's registration statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 1998.


(1)    Filed herewith.

                                        Report of Independent Public Accountants

To the Board of Directors of
NE Restaurant Company, Inc.:

We have audited the accompanying consolidated balance sheets of NE Restaurant Company, Inc., a Delaware Corporation (the Company), and its subsidiaries as of December 29, 1999 and December 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 29, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NE Restaurant Company, Inc. and its subsidiaries as of December 29, 1999 and December 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1999 in conformity with accounting principles generally accepted in the United States.

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


/s/ ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 25, 2000

                           NE RESTAURANT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          As of Fiscal Year Ended:
                                                                        December 29,   December 30,
                                                                            1999           1998
                                                                       -------------   -------------
                           ASSETS
Current Assets:
     Cash                                                              $   7,578,632   $   5,456,110
     Credit card receivables                                               1,630,844       1,115,925
     Inventories                                                           1,804,346       2,063,964
     Prepaid expenses and other current assets                               668,698         866,643
     Short-term assets held for sale                                       1,847,584              --
     Prepaid and current deferred income taxes                             8,647,600      10,530,585
     Preopening costs, net of accumulated amortization                            --       1,135,055
                                                                       -------------   -------------
          Total current assets                                            22,177,704      21,168,282
                                                                       -------------   -------------

Property and Equipment, at cost:
     Land and land right                                                   8,422,025       8,190,477
     Buildings and building improvements                                  12,199,895      11,676,629
     Leasehold improvements                                               76,017,712      65,525,594
     Furniture and equipment                                              44,732,345      38,436,293
                                                                       -------------   -------------
                                                                         141,371,977     123,828,993
     Less - Accumulated depreciation                                     (27,662,046)    (16,340,923)
                                                                       -------------   -------------
                                                                         113,709,931     107,488,070
     Construction work in process                                          4,300,112       3,309,822
                                                                       -------------   -------------
          Net property and equipment                                     118,010,043     110,797,892

Goodwill, net                                                             30,682,037      32,958,037
Deferred finance costs, net                                                8,761,004       9,116,719
Assets held for sale                                                              --       6,601,000
Liquor licenses                                                            3,057,235       3,138,464
Restricted investments                                                     1,177,685       1,170,043
Deferred taxes, noncurrent                                                 4,294,982              --
Other assets, net                                                          1,417,140       1,781,278
                                                                       -------------   -------------
          TOTAL ASSETS                                                 $ 189,577,830   $ 186,731,715
                                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of mortgage loans and bonds payable                   1,255,406         843,708
     Accounts payable                                                     13,720,971      10,649,346
     Accrued expenses                                                     23,337,877      27,790,614
     Capital lease obligation- current portion                                72,647          72,647
                                                                       -------------   -------------
          Total current liabiliites                                       38,386,901      39,356,315
Capital lease obligation, net of current portion                              57,861         150,739
Mortgage loans payable, net of current portion                            38,017,489      28,151,894
Bonds payable, net of current portion                                    100,000,000     100,000,000
Deferred rent and other long-term liabilities                              5,590,010       4,960,790
                                                                       -------------   -------------
          TOTAL LIABILITIES                                              182,052,261     172,619,738
Commitments and contingencies (Note 8)
Stockholders' Equity:
     Common stock, $.01 par value
        Authorized 4,000,000 shares
        Issued - 3,677,394 at December 29, 1999 and December 30, 1998         36,774          36,774
     Less Treasury stock-689,344 shares at cost                           (8,017,070)     (8,017,070)
     Additional paid in capital                                           29,003,920      29,053,920
     Accumulated deficit                                                 (13,498,055)     (6,961,647)
                                                                       -------------   -------------
          TOTAL STOCKHOLDERS' EQUITY                                       7,525,569      14,111,977
                                                                       -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 189,577,830   $ 186,731,715
                                                                       =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                               Year Ended:
                                                               December 29     December 30,    December 31,
                                                              -------------   -------------   -------------
                                                                  1999             1998            1997
                                                              -------------   -------------   -------------

Net sales                                                     $ 267,664,677   $ 160,805,177   $  81,363,751
                                                              -------------   -------------   -------------

Cost of Sales and Expenses
      Cost of sales                                              73,859,788      44,376,765      23,383,851
      Operating expenses                                        141,888,760      84,540,209      40,931,889
      General and administrative expenses                        14,608,799       8,203,830       4,206,862
      Deferred rent, depreciation,
           amortization and preopening expenses                  17,862,892      10,920,968       3,910,946
      Taxes other than income                                    13,652,827       7,490,316       3,828,798
                                                              -------------   -------------   -------------
           Total cost of sales and expenses                     261,873,066     155,532,088      76,262,346
                                                              -------------   -------------   -------------

      Income from operations                                      5,791,611       5,273,089       5,101,405

Interest expense, net                                            14,007,051       8,004,260       1,917,605
                                                              -------------   -------------   -------------
      (Loss) income before (benefit) provision for income
      taxes and change in accounting principle                   (8,215,440)     (2,731,171)      3,183,800

(Benefit) provision for income taxes                             (2,357,000)       (901,808)      1,083,470
                                                              -------------   -------------   -------------
      (Loss) income before change in accounting principle        (5,858,440)     (1,829,363)      2,100,330

Change in accounting principle, net of tax (Note 3)                (677,968)
                                                              -------------   -------------   -------------
      Net (loss) income                                       $  (6,536,408)  $  (1,829,363)  $   2,100,330
                                                              =============   =============   =============

Basic and diluted (loss) earnings per share before change in
accounting principle                                          $       (1.97)  $       (0.89)  $        1.22
Change in accounting principle per share                              (0.22)
                                                              -------------   -------------   -------------
Basic and diluted (loss) earnings per share                   $       (2.19)  $       (0.89)  $        1.22
                                                              =============   =============   =============

Weighted Average Shares Outstanding                               2,988,050       2,053,692       1,722,918

The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                 For the fiscal years ended December 29, 1999,
                    December 30, 1998 and December 31, 1997

                                             Common Stock       Treasury Stock                           Retained         Total
                                       --------------------------------------------                      Earnings      Stockholders'
                                       Number of   $.01 per  Number of               Additional Paid  (Accumulated       Equity
                                         Shares     Share     Shares      Amount        In Capital       Deficit)       (Deficit)
                                       -------------------------------------------------------------------------------------------

Balance December 31, 1996              2,000,000    20,000         --            --      4,447,933       4,989,313      9,457,246

  Net income                                  --        --         --            --             --       2,100,330      2,100,330
  Issuance of common stock                 6,000        60         --            --         22,440              --         22,500
  Cash dividend and return of capital         --        --         --            --     (4,447,933)    (12,221,927)   (16,669,860)
  Purchase of treasury stock                  --        --   (716,429)   (8,332,069)            --              --     (8,332,069)
  Sale of treasury stock                      --        --     27,085       314,999             --              --        314,999

                                       ---------   -------   --------   -----------   ------------    ------------   ------------
Balance December 31, 1997              2,006,000    20,060   (689,344)   (8,017,070)        22,440      (5,132,284)   (13,106,854)

  Net (loss)                                  --        --         --            --             --      (1,829,363)    (1,829,363)
  Issuance of common stock             1,671,394    16,714         --            --     29,031,480              --     29,048,194
                                       ---------   -------   --------   -----------   ------------    ------------   ------------
Balance December 30, 1998              3,677,394    36,774   (689,344)   (8,017,070)    29,053,920      (6,961,647)    14,111,977

  Net (loss)                                  --        --         --            --             --      (6,536,408)    (6,536,408)
  Return of capital                           --        --         --            --        (50,000)             --        (50,000)
                                       ---------   -------   --------   -----------   ------------    ------------   ------------
Balance December 29, 1999              3,677,394   $36,774   (689,344)  $(8,017,070)  $ 29,003,920    $(13,498,055)  $  7,525,569
                                       =========   =======   ========   ===========   ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

          For the years ended December 31, 1997 and December 30, 1998 and December 29, 1999

                                                               December 29, 1999    December 30, 1998     December 31, 1997

Cash Flows from Operating Activities:
        Net (loss) income                                      $       (6,536,408)  $       (1,829,363)  $        2,100,330
                                                               ------------------   ------------------   ------------------

        Adjustments to reconcile net (loss) income
        to net cash provided by operating activities-
                 Change in accounting principle                         1,135,055                   --                   --
                 Depreciation, amortization and deferred rent          16,418,060           10,920,968            3,910,946
                 Write off of liquor licenses                              81,229                   --                   --
                 Deferred income taxes                                 (2,411,997)          (1,570,892)             (34,243)
        Changes in operating assets and liabilities-
                  Refundable and prepaid income taxes                          --           (1,265,572)                  --
                  Inventories                                             259,618             (267,887)             115,026
                  Prepaid expenses, receivables and other                (316,974)            (335,987)             229,495
                  Accrued expenses                                     (4,452,737)           9,642,444              753,267
                  Accounts payable                                      3,071,625            3,041,742            1,376,364
                  Other operating assets and liabilities                 (789,689)          (1,113,121)              65,595
                                                               ------------------   ------------------   ------------------
                       Total adjustments                               12,994,190           19,051,695            6,416,450
                                                               ------------------   ------------------   ------------------
Net cash provided by operating activities                               6,457,782           17,222,332            8,516,780
                                                               ------------------   ------------------   ------------------

Cash Flows from Investing Activities:
        Business acquired                                                      --          (89,358,175)                  --
        Additions to property and equipment                           (18,983,091)         (19,354,475)          (4,478,755)
        Proceeds from sale of properties                                4,753,416                   --                   --
        Development and franchise fees paid                              (240,000)            (240,000)            (320,000)
        Acquisition of liquor licenses                                         --              (64,301)             (20,464)
        Additions to preopening costs                                          --           (1,954,082)            (392,371)
                                                               ------------------   ------------------   ------------------
Net cash used in investing activities                                 (14,469,675)        (110,971,033)          (5,211,590)
                                                               ------------------   ------------------   ------------------

Cash Flows from Financing Activities
        Borrowings of mortgage loans                                   11,272,464            5,677,000           24,250,000
        Repayments of mortgage loans                                     (995,171)            (802,249)            (154,149)
        Financing costs                                                        --           (7,876,598)          (1,439,402)
        Cash dividend paid                                                     --                   --          (12,221,927)
        Return of capital                                                 (50,000)                  --           (4,447,933)
        Issuance of common stock                                               --           29,048,084               22,500
        Repurchase of treasury stock                                           --                   --           (8,260,827)
        Sale of treasury stock                                                 --                   --              243,757
        Principal payments under capital lease obligations                (92,878)             (89,101)             (85,463)
        Net payments under lines of credit                                     --          (27,000,000)          (1,375,000)
        Issuance of bonds payable                                              --          100,000,000                   --
                                                               ------------------   ------------------   ------------------
Net cash provided by (used in) financing activities                    10,134,415           98,957,136           (3,468,444)
                                                               ------------------   ------------------   ------------------

Net Increase (Decrease) in Cash                                         2,122,522            5,208,435             (163,254)
Cash, beginning of year                                                 5,456,110              247,675              410,929
                                                               ------------------   ------------------   ------------------
Cash, end of year                                              $        7,578,632   $        5,456,110   $          247,675
                                                               ==================   ==================   ==================

Supplemental Disclosure of Cash Flow Information:
        Cash paid for interest, net of amounts capitalized     $       13,808,068   $        3,756,100   $        1,946,811
                                                               ==================   ==================   ==================
        Cash paid for income taxes                             $               --   $          457,000   $        1,217,812
                                                               ==================   ==================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 29, 1999

(1)    ORGANIZATION AND OPERATIONS

       NE Restaurant Company, Inc. (a Delaware corporation) (the Company) was incorporated on January 1, 1994. The Company was formed to acquire and operate restaurants situated in Massachusetts, New Hampshire, Maine, Vermont, Rhode Island, Connecticut and portions of New York. As of December 29, 1999, the Company operated 38 Chili's and 5 On The Border restaurants in five New England states. The restaurants are operated under franchise agreements with Brinker International (a Texas corporation) (Brinker). The restaurants offer a full bar and dining service featuring a limited menu of broadly appealing food items prepared daily according to special Chili's and On The Border recipes.

       In July 1998, the Company completed its acquisition of Bertucci's, a publicly owned restaurant company. As of December 29, 1999, the Company owned and operated 79 full-service casual dining, Italian-style restaurants under the name Bertucci's Brick oven Pizzeria located primarily in the Northeastern and Mid-Atlantic United States and one Sal and Vinnie's Steakhouse located in Massachusetts.

       On August 6, 1997, the Company formed a wholly-owned limited partnership, NERC Limited Partnership (NERCLP), to obtain mortgage loans from FFCA Acquisition Corporation (FFCA) discussed below. On April 3, 1998, the Company formed a wholly owned limited partnership, NERC Limited Partnership II (NERCLPII) to obtain the additional FFCA loans, discussed below.

       All significant intercompany accounts and transactions have been eliminated in consolidation.

       Change in Year End

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

       The purchase price, including expenses related to the acquisition has been allocated to assets and liabilities based on estimated fair market values on July 21, 1998. The difference between the purchase price and the net assets acquired of $34 million has been recorded as Goodwill and is being amortized over 15 years. Amortization expense for the period from the date of Acquisition to December 30, 1998 was approximately $1.0 million, and $2.3 million for the year ending December 29, 1999.

       The purchase price has been allocated to assets acquired and liabilities assumed, as follows (dollars in thousands):

           Cash                                          $   3,669
           Accounts receivable                                 204
           Inventories                                       1,204
           Other current assets                              2,982
           Property and equipment                           67,976
           Assets held for sale                              6,601
           Other assets                                      7,353
           Accounts payable                                 (3,620)
           Accrued liabilities                             (12,851)
           Line of credit and notes payable                (13,525)
           Other liabilities                                  (929)
                                                         ---------

                    Net assets acquired                     59,064

           Goodwill                                         33,963

           Total purchase price                             93,027
           Cash acquired                                    (3,669)
                                                         ---------

                    Net purchase price                   $  89,358
                                                         =========

       Assets Held for Sale

       The acquisition of Bertucci's included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. The Company sold the former Bertucci's headquarters located in Wakefield, Massachusetts and closed the Bertucci's test kitchen restaurant located in the former Bertucci's headquarters. The Company also closed 17 other underperforming Bertucci's restaurants. The assets related to these locations, which are primarily property and equipment, have been assigned a value of approximately $6.6 million based on estimated sale proceeds. For the year ended December 29, 1999 and from the date of the Acquisition to December 30, 1998, these locations had combined net sales of approximately $14.7 million and $7.0 million and an approximate combined loss from operations of $1.5 million and $0.7 million, respectively. Any operating profit or loss related to these locations held for sale are and will be included in the consolidated statement of income through the date of closing, as the operating locations to be sold had not been identified at the date of the Acquisition. As of December 29, 1999, 11 of these locations have been closed, including the former Bertucci's headquarters. The Company has received net proceeds from the sale of these assets of approximately $4.8 million. Subsequent to year-end, the remaining 7 locations were closed.

       As of the date of Acquisition, the Company accrued approximately $3 million related to closing these locations, consisting of estimated lease commitments beyond the closings and certain exit costs. During fiscal 1999 the Company utilized approximately $0.8 million of the store closing reserves. As of December 29, 1999 and December 30, 1998, these accrued costs are included in accrued expenses.
       The following presents the approximate unaudited proforma consolidated statements of income of the Company for the years ended December 29, 1999 and December 30, 1998 and December 31, 1997. The below statements give proforma effect to the acquisition of Bertucci's as if the Acquisition, the sale of $100,000,000 principal amount of 10.75% Notes and the closing of the restaurant locations discussed above had occurred on January 1, 1997.

                                                             December 29,   December 30,   December 31,
                                                                 1999           1998           1997
                                                                           (In thousands)
Net Sales                                                     $ 252,920      $ 243,414      $ 218,084

Costs and Expenses-
  Cost of sales                                                  69,483         64,980         57,486
  Operating expenses                                            131,129        129,163        112,037
  General and administrative expenses                            14,472         11,604         12,353
  Deferred rent, depreciation, amortization and preopening       17,863         18,167         16,124
  Taxes other than income                                        12,568         11,799         10,819
                                                              ---------      ---------      ---------
      Total costs and expenses                                  245,516        235,713        208,819

Operating income                                                  7,405          7,701          9,265

Interest expense, net                                            14,007         14,474         12,998
                                                              ---------      ---------      ---------

      Loss before income taxes                                   (6,603)        (6,773)        (3,733)

Income tax benefit                                               (1,826)        (1,838)          (979)
Change in accounting principle, net of tax                         (678)            --             --
                                                              ---------      ---------      ---------

      Net loss                                                   (5,455)        (4,935)        (2,754)
                                                              =========      =========      =========

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

       Use of Management Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the reserve for closing restaurant locations as discussed previously in Note 2. Actual results could differ from those estimates.

       Inventories

       Inventories are carried at the lower of first-in, first-out cost or market value, and consist of the following:

                                           1998              1999

         Food                         $     1,190,961  $     1,059,449
         Liquor                               664,560          663,089
         Supplies                             208,443           81,808
                                      ---------------  ---------------

                  Total inventory     $     2,063,964  $     1,804,346
                                      ===============  ===============

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

       Asset Classification                              Estimated
                                                        Useful Life

       Buildings and building improvements              20-40 years
       Leasehold improvements              Shorter of term of the lease (ranging
                                           between 10-20 years) or life of asset
       Furniture and equipment                           3-10 years

       Included in furniture and equipment in the accompanying consolidated balance sheets is the opening amount of small kitchen and dining room equipment and utensils including but not limited to pots, pans, dishes, flatware and blenders ("Smallwares"). The Company capitalizes a normal complement of Smallwares for each location prior to the store's opening date and expenses all Smallwares purchased after each store's opening date.

       Long-Lived Assets

       In 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company's long-lived assets consist primarily of goodwill, real estate and leasehold improvements related to its restaurant operations. SFAS No. 121 requires management to consider whether long-lived assets have been impaired by comparing undiscounted future cash flows expected to be generated from utilizing these assets to their carrying amounts. If cash flows are not sufficient to recover the carrying amount of the assets, impairment has occurred and the assets should be written down to their fair market value. Significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity are required to be made by management in order to test for impairment under this standard. Based on current facts, estimates and assumptions, management believes that no assets are impaired under this standard. There is no assurance that management's estimates and assumptions will prove correct.

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

       Capitalized Interest

       The Company capitalizes interest costs during the construction period on capital expenditures funded by debt. Total interest costs incurred and amounts capitalized are as follows:

                                                       1999          1998          1997

       Total interest expense                      $14,073,213   $ 8,200,344   $ 1,961,428
       Less--Amount capitalized                         66,162       196,084        43,823
                                                   -----------   -----------   -----------

                Interest expense, net of amounts
                capitalized                        $14,007,051   $ 8,004,260   $ 1,917,605
                                                   ===========   ===========   ===========

       Other Assets

       Other assets are comprised partially of development and franchise fees (see Note 10) and trademarks. Development fees are amortized over seven years, and franchise fees are amortized over the life of the franchise agreements (20 years). Trademarks are amortized over 25 years. Accumulated amortization of these assets amounts to approximately $682,543 and $509,000 at December 29, 1999 and December 30, 1998,
       respectively.

       Other assets also include investments restricted for the payment of certain officers' deferred compensation. These investments are stated at market value at December 29, 1999 and December 30, 1998. Since these securities are from time to time bought and sold at the discretion of the officers they are classified as trading securities.

       Preopening Costs

       In April 1998, the American Institute of Certified Public Accountants (AICPA) issued its Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 as of January 1, 1999. Upon adoption, the Company incurred a cumulative effect of a change in accounting principle of approximately $1.1 million (approximately $0.7 million net of tax) in 1999. This charge was primarily to write off unamortized preopening costs which were previously amortized over the 12-month period subsequent to a restaurant opening. These costs primarily consist of costs incurred to develop new restaurant management teams; travel and lodging for both the training and opening unit management teams; and the food, beverage and supplies costs incurred to perform role-play testing of all equipment, concept systems and recipes.

       Accrued Expenses

       Accrued expenses consisted of the following as of December 29, 1999 and December 30, 1998:

                                                  1999          1998

       Accrued occupancy costs                $   896,765   $ 1,418,327
       Accrued payroll and related benefits     7,219,555     9,490,222
       Accrued interest                         4,999,345     4,800,362
       Accrued advertising                      1,692,244     1,741,820
       Accrued royalties                          553,034       420,022
       Unredeemed gift certificates             2,100,453     1,857,568
       Accrued sales tax                          787,111       623,958
       Accrued income taxes                       645,320       195,932
       Store closing reserves                   2,281,524     3,040,000
       Other accrued liabilities                2,162,526     4,202,403
                                              -----------   -----------

                                              $23,337,877   $27,790,614
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

       Comprehensive Income

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal 1999, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for fiscal 1999, 1998 and 1997 is equal to net income as reported.

       Segment Reporting

       In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise and requires that a company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses are considered similar under the criteria. The Company believes it meets the aggregation criteria for its operating segments.

       New Accounting Pronouncements

       In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. The Company does not anticipate that the adoption of this new standard will have a material impact on the Company's fiscal position or results of operations.

(4)    INCOME TAXES

       The Company accounts for income taxes under the liability method in accordance with SFAS 109. The components of the (benefit) provision for income taxes for the years ended December 29, 1999, December 30, 1998, and December 31, 1997 are as follows:

                                                             1999           1998           1997
       Current-
         Federal                                         $  (276,651)   $   460,329    $   704,254
         State                                              (125,459)       208,755        304,834
                                                         -----------    -----------    -----------
                                                            (402,110)       669,084      1,009,088
                                                         -----------    -----------    -----------
       Deferred--
         Federal                                          (1,659,438)    (1,080,772)        56,835
         State                                              (752,539)      (490,120)        17,547
                                                         -----------    -----------    -----------
                                                          (2,411,977)    (1,570,892)        74,382
                                                         -----------    -----------    -----------
       Total (benefit) provision for income taxes         (2,814,087)      (901,808)     1,083,470
       (Benefit) on change in accounting principle          (457,087)
                                                         -----------    -----------    -----------
       (Benefit) provision on continuing (loss) income   $(2,357,000)   $  (901,808)   $ 1,083,470

       A reconciliation of the amount computed by applying the statutory federal income tax rate of 34% to (loss) income before taxes and change in accounting principle for the years ended December 29, 1999, December 30, 1998 and December 31, 1997 are as follows:

                                                                               1999           1998           1997
       Income tax (benefit) provision computed at federal statutory rate   $(2,793,250)   $  (928,598)   $ 1,082,492
       State taxes, net of federal benefit                                    (485,355)      (216,253)       212,771
       FICA tax credit                                                        (340,000)      (210,000)      (216,253)
       Targeted jobs tax credit                                                 (1,650)        (3,197)        (1,897)
       Goodwill amortization                                                   773,840        484,953             --
       Other                                                                    32,328        (28,713)         6,357
                                                                           -----------    -----------    -----------
             Income tax (benefit) provision                                $(2,814,087)   $  (901,808)   $ 1,083,470
                                                                           ===========    ===========    ===========

       Significant items giving rise to deferred tax assets and deferred tax liabilities at December 29, 1999 and December 30, 1998 are as follows:

                                                          1999            1998

       Deferred tax assets-
          Deferred rent                               $  1,683,890    $  1,009,744
          Store closing write downs and liabilities      6,155,245       7,467,000
          Deferred and accrued compensation                990,593         549,223
          Net operating loss carryforwards               4,169,304              --
          Accrued expenses and other                     1,996,537       1,658,012
                                                      ------------    ------------

                                                        14,995,569      10,683,979
       Deferred tax liabilities-
          Accelerated tax depreciation                  (1,656,235)       (971,239)
          Pre-opening costs                                     --        (344,094)
          Liquor licenses                                 (396,752)       (118,577)
                                                      ------------    ------------

                                                        (2,052,987)     (1,433,910)
                                                      ------------    ------------

                Total net deferred tax assets         $ 12,942,582    $  9,250,069
                                                      ============    ============

       Current portion                                $  8,647,600    $  9,265,011
                                                      ============    ============

       Noncurrent portion                             $  4,294,982    $    (14,942)
                                                      ============    ============

       As of December 29, 1999, the Company had net operating loss carryforwards for federal purposes of approximately $10.4 million which are subject to review by the Internal Revenue Service. The net operating loss carryforwards begin to expire in 2014 and are subject to limitations on their use in any one year if there should be a change in control of the Company.

       No valuation allowance has been provided as the Company believes it is more likely than not that all of the net deferred tax assets will be realized.

(5)    SENIOR BANK FACILITY

       During 1998, the Company entered into the Senior Bank Facility with BankBoston, N.A. and Chase Bank of Texas, N.A (the Banks). The Senior Bank Facility replaced the existing Line-of-Credit Loans between the Company and BankBoston. The Senior Bank Facility is secured by substantially all the tangible and intangible assets of the Company and its subsidiaries, other than NERCLP. The Senior Bank Facility is in effect until August 2001, under which the Company may borrow up to $20,000,000 and will include a $1,000,000 sub-limit for the issuance of letters of credit. The Company pays a commitment fee of 0.5% on the aggregate undrawn portion of the Senior Bank Facility. Borrowings bear interest at the Company's option of either, the LIBOR rate, as defined in the agreement, plus an applicable margin based on the Company's ratio of debt to EBITDA, or the Base Rate, as defined in the agreement, plus an applicable margin based on the Company's ratio of debt to EBITDA. The weighted average interest rate on the line of credit loans and the Senior Bank Facility during months with outstanding borrowings in 1999 and 1998 was 7.75%. No borrowings were outstanding as of December 29, 1999 and December 30, 1998.

       The loan agreement contains various restrictive covenants that, among other thing, require the Company to comply with specified financial ratios and tests, including minimum interest coverage, minimum fixed charge coverage, and maximum leverage ratios, minimum net worth levels and maximum capital expenditure amounts. The Company was in compliance with these covenants at December 29, 1999.

(6)    CAPITAL LEASE OBLIGATION

       During 1996, the Company entered into a capital lease for restaurant equipment. At the expiration of the lease in 2001, the Company may purchase the equipment at the then fair market value.

       The minimum lease payments due under the lease as of December 29, 1999 are as follows:

                   Year-
                     2000                                   $ 92,892
                     2001                                     61,928
                                                            --------

                                                             154,820

                   Less--Interest                             24,312
                                                            --------

                                                            $130,508
                                                            ========

                   Current portion of obligation            $ 72,647
                                                            ========

                   Long-term portion of obligation          $ 57,861
                                                            ========

(7)    MORTGAGE LOANS AND BOND PAYABLE

       On August 6, 1997, NERCLP entered into a loan agreement (the Loan Agreement) with FFCA Acquisition Corporation (FFCA) in the aggregate amount of $22,400,000 (the Initial FFCA Loans), evidenced by promissory notes maturing on various dates from September 2002 through September 2017, with interest at 9.67% per annum. Proceeds from the FFCA Loans were used to pay the Company for real estate assets sold and transferred to NERCLP. The Company then used the sale proceeds to make certain payments to its shareholders (see Note 13 for further discussion). NERCLP mortgaged 17 restaurant properties to FFCA as collateral for the Initial FFCA Loans. On or about August 28, 1997, NERCLP obtained additional financing from FFCA in the aggregate amount of $1,850,000 (the 1997 Additional FFCA Loans), evidenced by promissory notes maturing on various dates from September 2007 through September 2017, with interest at 9.701% per annum. The 1997 Additional FFCA Loans were collateralized by mortgages on three restaurant properties. Between July 2, 1998 and December 10, 1998, NERCLPII obtained additional financing from FFCA in the aggregate amount of $5,677,000 (the 1998 Additional FFCA Loans, which together with the Initial FFCA Loans and the 1997 Additional FFCA Loans are hereinafter referred to as the FFCA Loans), evidenced by promissory notes maturing on various dates from January 2006 to January 2019, with interest rates ranging from 8.440% to 9.822% per annum. The 1998 Additional FFCA Loans were collateralized by mortgages on 4 restaurant properties. The net book value of all properties covered by mortgages granted to FFCA on the dates of borrowing was $48,221,000. For the years ended December 30, 1999 and December 30, 1998, interest related to the FFCA Loans was $2,995,000 and $2,362,000, respectively.

       The Loan Agreements with FFCA contain restrictive covenants that requires the maintenance of Fixed Charge Coverage Ratios of 1.25:1, as determined on each December 31, with respect to each of the FFCA mortgaged restaurant properties individually. Fixed Charge Coverage Ratio is defined in the Loan Agreement to mean the ratio of (a) the sum of net income, depreciation and amortization, interest expense and operating lease expense, less a corporate overhead allocation equal to 5% of gross sales, for an FFCA mortgaged restaurant property to (b) the sum of FFCA debt service payments, equipment lease and equipment loan payments and ground lease rental payments for such restaurant property. If the Fixed Charge Coverage Ratio is not achieved by any individual restaurant, the Company is required to pay FFCA an amount sufficient to comply with the Fixed Charge Coverage Ratio. The Company was in compliance with these covenants as of December 29, 1999.

       Existing loan documents between FFCA, NERCLP and NERCLPII are cross-defaulted and cross-collateralized with all other loan agreements, existing or forthcoming, between FFCA, NERCLP and NERCLPII or the Company, subject to certain limited exceptions.

       On July 13, 1998, the Company issued $100 million of 10 3/4% Senior Notes due 2008 (the Notes). Interest on the Notes is payable semi-annually on January 15 and July 15, with payments commencing on January 15, 1999. The net proceeds were $92.0 million, after expenses in connection with the offering. The proceeds were used to fund the purchase price of the acquisition of Bertucci's, Inc. and its subsidiaries and, along with equity contributions, to repay outstanding bank debt. After July 15, 2003, the Company may, at its option, redeem any or all of the Notes at face value, plus a premium of up to approximately 5% through July 15, 2006. Thereafter, the Notes may be redeemed at face value. In addition, anytime through July 15, 2001, the Company may redeem up to 35% of the Notes, subject to restrictions, with the net proceeds of one or more Equity Offerings, as defined, at a redemption price of 110.75% of the principal amount of such Notes. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Notes may require the Company to repurchase the Notes, at a redemption price of 101%. The Notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all of the Company's subsidiaries, other than those that are, or will become, parties to the FFCA loans or other similar secured financings. These Senior Notes were exchanged for Senior Notes with the same terms pursuant to a registered exchange offer that was completed in November 1998.

       The loan payments due under the FFCA loans and the Notes as of December 29, 1999 are as follows:

               Year Ending-
                  2000                               $   1,255,406
                  2001                                   1,416,586
                  2002                                   1,527,076
                  2003                                   1,580,098
                  2004                                   1,694,181
                  Thereafter                           131,799,548
                                                     -------------

                                                     $ 139,272,895
                                                     =============

(8)    COMMITMENTS AND CONTINGENCIES

       Operating Leases

       The Company has entered into numerous lease arrangements, primarily for restaurant land, equipment and buildings, which are noncancelable and expire on various dates through 2028.

       Some operating leases contain rent escalation clauses whereby the rent payments increase over the term of the lease. Rent expense includes base rent amounts, percentage rent payable periodically, as defined in each lease, and rent expense accrued to recognize lease escalation provisions on a straight-line basis over the lease term. Rent expense recognized in operating expenses in the accompanying consolidated statements of income was approximately $15,938,0000, $10,292,000 and $3,955,000 for the years ended December 29, 1999, December 30, 1998 and December 31, 1997, respectively. The excess of accrued rent over amounts paid is classified as deferred rent in the accompanying consolidated balance sheets.

       The approximate minimum rental payments due under all noncancelable operating leases as of December 29, 1999 are as follows:

         Year-
            2000                                       $  15,102,006
            2001                                          15,229,451
            2002                                          14,504,542
            2003                                          12,671,135
            2004                                          11,788,620
            Thereafter                                    68,622,901
                                                       -------------

                                                       $ 137,918,655
                                                       =============

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

(9)    RELATED PARTIES

       Under the terms of the corporation agreements, the stockholders have consented to the payment of an ongoing financial consulting fee to Jacobson Partners, Limited Partnership ("Jacobson Partners"), a stockholder of the corporation. The amounts paid to Jacobson Partners for financial consulting fees were $313,000, $330,000 and $160,000 for the years ended December 29, 1999, December 30, 1998 and December 31, 1997, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of income. In addition, during fiscal 1998, Jacobson Partners was paid $400,000 for consulting fees associated with obtaining the above mentioned mortgages and $1,000,000 for consulting fees related to the Acquisition and related financing.

       The Company has a nonqualified deferred compensation plan (the Plan) for certain officers and management personnel, which allows them to defer receiving a portion of their compensation. This compensation is not taxable to the employee or deductible to the Company for tax purposes until the compensation is paid. An officer of the Company, who is also a participant in the Plan, is the trustee of the Plan.

(10)   FRANCHISE AND DEVELOPMENT AGREEMENTS

       All of the Company's Chili's and On the Border restaurants operate under franchise agreements with Brinker. The agreements provide, among other things, that the Company pay an initial franchise fee of $40,000 per restaurant and a royalty fee of approximately 4% of sales. The initial franchise fee is payable in two installments of $20,000. The first installment is due on or before the construction commencement date. The second installment is due at least 10 days prior to the date on which the restaurant opens for business. The initial franchise fees are capitalized and amortized over the term of the franchise agreement. Royalty fees averaged 3.9% of sales in 1999 and 1998 and 3.8% in 1997. In addition, the Company is required to pay an advertising fee to Brinker of .5% of sales and spend an additional 2% of sales on local advertising. In return, Brinker is obligated to provide certain support for restaurant operations, siting and promotion. Royalty and advertising fees are expensed as incurred. In addition, according to the franchise agreements, the Franchisor may require the Company to pay an additional amount of advertising. The Franchisor requested that the Company pay an additional 0.375% of net sales for supplemental advertising for the period from September 1999 through August 2000.

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

       The agreement is renewable at the Company's option and the Company exercised its option to renew verbally with Brinker during 1999. The Company will be required to pay additional sums at the expiration date in connection with the renewal.

       Also during 1995, the Company paid $50,000 to Brinker in exchange for both the right to open its first On The Border franchise and the option to enter into an On The Border development agreement in the future. In 1997, the Company elected the option to enter into the On The Border development agreement, and the above $50,000 fee was applied against the cost of the development agreement. The On The Border development agreement expires in 2004.

(11)   401(K) PROFIT SHARING PLAN AND DEFERRED COMPENSATION PLAN(S)

       The Company maintains two defined contribution plans (the "Bertucci's 401(k) Plan" and the "NE Restaurant 401(k) Plan"). Under the Bertucci's 401(k) Plan, substantially all employees of the Company may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. The Company makes a matching contribution to the Bertucci's 401(k) Plan that is allocated, based on a formula as defined by the Bertucci's 401(k) Plan, to the Bertucci's 401(k) Plan participants. The Company is currently in the process of terminating the NE Restaurant 401(k) Plan and as of May 1, 1999 all eligible participants were transferred to the Bertucci's 401(k) Plan in order to consolidate the Plans after the Acquisition. In connection with the termination of the NE Restaurant 401(k) Plan, all amounts became fully vested. Matching contributions made by the Company for the years ended December 29, 1999, December 30, 1998 and December 31, 1997 were approximately $89,000, $160,000 and $67,000, respectively. Prior to the termination of the NE Restaurant 401(k) Plan, two officers of the Company were also the NE Restaurant 401(k) Plan's trustees.

       The Company has established the NE Restaurant Company Deferred Compensation Plan (the "Non-qualified Deferred Compensation Plan") pursuant to which certain eligible executives of the Company may elect to defer a portion of their salary. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to The Merrill Lynch Non-qualified Deferred Compensation Plan Trust Agreement, dated December 21, 1993, by and between the Company and Merrill Lynch Trust Company of America, an Illinois corporation, as trustee, for the purpose of paying benefits under the Non-qualified Deferred Compensation Plan.

       The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company's general creditors in the event of the Company's insolvency. As of December 29, 1999, trust account balances for Paul Hoagland and Dennis Pedra were $475,333 and $671,549, respectively. In January 2000, the Non-qualified Deferred Compensation Plan was terminated and the balances were paid to the participants.

       During 1999, the Company has also established the NE Restaurant Company, Inc. Executive Savings and Investment Plan (the "Executive Savings and Investment Plan") to which highly compensated executives of the company may elect to defer a portion of their salary and or earned bonus. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments non-qualified deferred compensation plan trust agreement, dated September 20, 1999. The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under non-qualified deferred compensation plan.

       The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company's general creditors in the event of the Company's insolvency. As of February 2000, there were 29 participants in the plan with a total market value of approximately $153,068.

(12)   STOCK OPTION PLAN

       On September 15, 1997, the Board of Directors of the Company established the 1997 Equity Incentive Plan, which included a nonqualified stock option plan (the "Option Plan"), for certain key employees and directors. The Option Plan is administered by the Board of Directors of the Company and may be modified or amended by the Board of Directors in any respect.

       Between September 15, 1997 and December 4, 1997, 331,123 options were granted. Between July 21, 1998 and October 19, 1998, 58,429 options were granted. During 1999, 36,110 options were granted. The options are exercisable as follows:

            Two years beyond options grant date                 25%
            Three years beyond option grant date                50%
            Four years beyond option grant date                 75%
            Five years beyond option grant date                 100%

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

       Had compensation cost for the Option Plan been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) and earnings per share would have been reduced to the following pro forma amounts:

                                 1999             1998             1997
       Net (loss) income-
          As reported       $  (6,536,408)   $  (1,829,363)   $   2,100,330
          Pro Forma         $  (6,800,665)   $  (2,051,121)   $   2,100,330

       EPS-
          As reported       $       (2.19)   $       (0.89)   $        1.22
          Pro Forma         $       (2.28)   $       (1.00)   $        1.22

       A summary of the Option Plan activity for the years ended December 29, 1999 and December 30, 1998 and December 31, 1997 is presented in the table and narrative below.

                                                  1999                  1998                    1997

                                           Weighted              Weighted                Weighted
                                           Average   Exercise    Average    Exercise     Average   Exercise
                                            Shares     Price      Shares      Price       Shares     Price

       Outstanding at beginning of year    378,532   $  12.54    331,123    $  11.63          --   $     --
         Granted                            36,110   $  15.00     58,429    $  17.51     331,123   $  11.63
         Exercised                              --   $     --    (11,020)   $ (11.63)         --   $     --
         Forfeited                              --   $     --         --    $     --          --   $     --
         Expired                                --   $     --         --    $     --          --   $     --
                                           ----------------------------------------------------------------
       Outstanding at end of year          414,642   $  12.75    378,532    $  12.54     331,123   $  11.63
                                           ================================================================

       Exercisable at end of year           80,026   $  11.63         --    $     --          --   $     --

       Weighted average fair value of
       each option granted                           $   3.28               $   3.24               $   3.06

       The 414,642 options outstanding at December 29, 1999 have a remaining weighted average contractual life of approximately five years.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999: weighted average risk-free interest rates of 5.66 percent; weighted average expected lives of five years; and expected volatility of 0%. The weighted average risk-free interest rate used for 1998 was 5.29% and, for 1997, 5.88%.

(13)   STOCKHOLDERS' EQUITY

       In August 1997, the Company made a dividend and return of capital payout to shareholders of $8.31 per share from additional paid-in capital, with the excess payout being charged to retained earnings. In addition, the Company repurchased 716,429 shares of common stock at $11.63 per share. The Company's repurchase of shares of common stock was recorded as treasury stock, at cost, and resulted in a reduction of Stockholders' Equity (Deficit). During 1999, the Company returned capital of $50,000 that was previously paid into the Company from two employees.

(14)   SUBSIDIARY GUARANTORS

       The Notes (see Note 7) are fully and unconditionally guaranteed on an unsecured senior basis by all of the Company's existing and future subsidiaries, other than those that are, or will become, parties to the FFCA loans or other similar secured financings (such guarantors, collectively, the Guarantor Subsidiaries). Those subsidiaries that are, or will become, parties to the FFCA loans and other similar secured financings are collectively known as the "Non-Guarantor Subsidiaries."

       The following are the 1999 consolidating financial statements of the combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries:

                               NE RESTAURANT COMPANY, INC.
                   CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 29, 1999

                                                                            Combined         Combined
                                                                            Guarantor      Non-Guarantor
                                                                          Subsidiaries     Subsidiaries     Consolidated
                                                                          -------------    -------------    -------------
                        ASSETS
Current Assets:
      Cash                                                                $   7,578,632                     $   7,578,632
      Credit card receivables                                                 1,630,844                         1,630,844
      Inventories                                                             1,804,346                         1,804,346
      Prepaid expenses and other current assets                                 668,698                           668,698
      Short-term assets held for sale                                         1,847,584                         1,847,584
      Prepaid and current deferred income taxes                               8,647,600                         8,647,600
      Preopening costs, net of accumulated amortization                              --                                --
                                                                          -------------    -------------    -------------
              Total current assets                                           22,177,704               --       22,177,704
                                                                          -------------    -------------    -------------

Property and Equipment, at cost:
      Land and land right                                                     2,460,412        5,961,613        8,422,025
      Buildings and building improvements                                     6,511,957        5,687,938       12,199,895
      Leasehold improvements                                                 50,218,926       25,798,786       76,017,712
      Furniture and equipment                                                28,943,855       15,788,490       44,732,345
                                                                          -------------    -------------    -------------
                                                                             88,135,150       53,236,827      141,371,977
      Less - Accumulated depreciation                                       (15,799,189)     (11,862,857)     (27,662,046)
                                                                          -------------    -------------    -------------
                                                                             72,335,961       41,373,970      113,709,931
      Construction work in process                                            4,300,112               --        4,300,112
                                                                          -------------    -------------    -------------
              Net property and equipment                                     76,636,073       41,373,970      118,010,043

Goodwill, net                                                                30,682,037                        30,682,037
Deferred finance costs, net                                                   7,169,734        1,591,270        8,761,004
Assets held for sale                                                                 --                                --
Liquor licenses                                                               3,057,235                         3,057,235
Restricted investments                                                        1,177,685                         1,177,685
Deferred taxes, noncurrent                                                    4,294,982                         4,294,982
Other assets, net                                                             1,417,140                         1,417,140
                                                                          -------------    -------------    -------------
              TOTAL ASSETS                                                $ 146,612,590    $  42,965,240    $ 189,577,830
                                                                          =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
      Current portion of mortgage loans and bonds payable                        25,000        1,230,406        1,255,406
      Accounts payable                                                       13,720,971                        13,720,971
      Accrued expenses                                                       23,337,877                        23,337,877
      Capital lease obligation- current portion                                  72,647               --           72,647
      Intercompany Payable                                                   (4,315,067)       4,315,067               --
                                                                          -------------    -------------    -------------
              Total current liabiliites                                      32,841,428        5,545,473       38,386,901

Capital lease obligation, net of current portion                                 57,861               --           57,861
Mortgage loans payable, net of current portion                                       (0)      38,017,489       38,017,489
Bonds payable, net of current portion                                       100,000,000                       100,000,000
Deferred rent and other long-term liabilities                                 5,590,010                         5,590,010
                                                                          -------------    -------------    -------------
              TOTAL LIABILITIES                                             138,489,299       43,562,962      182,052,261
Commitments and contingencies
Stockholders' Equity:
      Common stock, $.01 par value
         Authorized 4,000,000 shares
         Issued - 3,677,394 at  December 29, 1999 and December 30, 1998          36,774                            36,774
      Less Treasury stock-689,344 shares at cost                             (8,017,070)                       (8,017,070)
      Additional paid in capital                                             29,003,920                        29,003,920
      Accumulated deficit                                                   (12,900,333)        (597,722)     (13,498,055)
                                                                          -------------    -------------    -------------
              TOTAL STOCKHOLDERS' EQUITY                                      8,123,291         (597,722)       7,525,569
                                                                          -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 146,612,590    $  42,965,240    $ 189,577,830
                                                                          =============    =============    =============

                           NE RESTAURANT COMPANY, INC.
   CONSOLIDATING STATEMENTS OF INCOME FOR FISCAL YEAR ENDED DECEMBER 29, 1999

                                                                            Combined         Combined
                                                                            Guarantor      Non-Guarantor
                                                                          Subsidiaries     Subsidiaries     Consolidated
                                                                          -------------    -------------    -------------
Net sales                                                                 $ 267,664,677    $          --    $ 267,664,677
                                                                          -------------    -------------    -------------

Cost of Sales and Expenses
      Cost of sales                                                          73,859,788               --       73,859,788
      Operating expenses                                                    146,949,105       (5,060,345)     141,888,760
      General and administrative expenses                                    14,608,799               --       14,608,799
      Deferred rent, depreciation,
           amortization and preopening expenses                              15,797,693        2,065,199       17,862,892
      Taxes other than income                                                13,652,827               --       13,652,827
                                                                          -------------    -------------    -------------
           Total cost of sales and expenses                                 264,868,212       (2,995,146)     261,873,066
                                                                          -------------    -------------    -------------

      Income from operations                                                  2,796,465        2,995,146        5,791,611

Interest expense, net                                                        11,011,905        2,995,146       14,007,051

                                                                          -------------    -------------    -------------
      Loss before income tax benefit and change in accounting principle      (8,215,440)              --       (8,215,440)

Income tax benefit                                                           (2,357,000)              --       (2,357,000)

                                                                          -------------    -------------    -------------
      Loss before change in accounting principle                             (5,858,440)              --       (5,858,440)

Change in accounting principle, net of tax                                     (677,968)                         (677,968)

                                                                          -------------    -------------    -------------
      Net Loss                                                               (6,536,408)              --       (6,536,408)
                                                                          =============    =============    =============

                           NE Restaurant Company, Inc.

Schedule II: VALUATION AND QUALIFYING ACCOUNTS.

For the year ended December 29, 1999

         Column A                Column B                             Column C            Column D            Column E
                                                                      Additions
                                                                         (1)                (1)
                              Balance at       Charged to        Charged to other      Deductions --    Balance at end of
                              beginning of     costs and         accounts --           describe         period
Description 1                 period           expenses          describe
Store closing reserves 1998        $ 0               $ 0             $ 3,040,000             $0             $ 3,040,000
Store closing reserves 1999    $ 3,040,000           $ 0                 $ 0             ($758,476)         $ 2,281,524

(1) As described in Note 2 to the consolidated financial statements, store closing reserves have been established as part of the Acquisition of Bertucci's. These reserves are related to estimated future lease commitments and exit costs to close 18 Bertucci's locations. Usage to date includes costs related to facility closings, restaurant employee severance and legal fees associated with the store closings.