Form 10-Q
period 2000-03-29
NE RESTAURANT CO INC
filed 2000-05-15
CIK 1061588

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


                  For the Quarterly Period Ended MARCH 29, 2000


                        Commission File Number 333-62775


                          NE RESTAURANT COMPANY, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           06-1311266
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)


 5 CLOCK TOWER PLACE, MAYNARD, MASSACHUSETTS                      01754
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (978) 897-1400


Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


                                    Yes _X_ No ___



2,986,622 shares of the registrant's Common Stock were outstanding on May 15, 2000.

                           NE RESTAURANT COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                 PAGE
PART I:  FINANCIAL INFORMATION
         Item 1.    Financial Statements:
                    1)     Consolidated Balance Sheets
                           March 29, 2000 and December 29, 1999                                     3

                    2)     Consolidated Statements of Operations
                           For the Three Months Ended March 29, 2000
                           and March 31, 1999                                                       4

                    3)     Consolidated Statement of Shareholders'
                           Equity for the Three Months Ended March 29, 2000                         5

                    4)     Consolidated Statements of Cash
                           Flows for the Three Months Ended March 29, 2000
                           and March 31, 1999                                                       6

                    5)     Notes to Consolidated Financial Statements                               7

         Item 2.    Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                                           8

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                                                    13

PART II: OTHER INFORMATION                                                                         13
         Item 1.           Legal Proceedings
         Item 2.           Changes in Securities and Use of Proceeds
         Item 3.           Defaults upon Senior Securities
         Item 4.           Submission of Matters to a Vote of Security Holders
         Item 5.           Other Information
         Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES                                                                                         14


PART  I: FINANCIAL INFORMATION
Item 1.  Financial Statements

                             NE RESTAURANT COMPANY, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                                          March 29,             December 29,
                                                                            2000                    1999
                                                                          ---------             ------------
               ASSETS

CURRENT ASSETS:
   Cash                                                                   2,867,926              7,578,632
   Credit card receivables                                                1,298,138              1,630,844
   Inventories                                                            1,855,402              1,804,346
   Prepaid expenses and other current assets                                298,925                668,698
   Short-term assets held for sale                                          457,417              1,847,584
   Prepaid and current deferred income taxes                              8,647,600              8,647,600
                                                                       ------------           -------------
       Total current assets                                              15,425,407             22,177,704
                                                                       ------------           ------------
PROPERTY AND EQUIPMENT, AT COST:
   Land and land right                                                    8,402,915              8,422,025
   Buildings                                                             12,454,927             12,199,895
   Leasehold improvements                                                79,923,595             76,017,712
   Furniture and equipment                                               46,500,793             44,732,345
                                                                       ------------           ------------
                                                                        147,282,230            141,371,977
   Less-Accumulated depreciation                                        (30,755,112)           (27,662,046)
                                                                       ------------           ------------
                                                                        116,527,118            113,709,930
   Construction work in process                                           1,995,600              4,300,112
                                                                       ------------           ------------
        Net property and equipment                                      118,522,718            118,010,042

Goodwill, net                                                            30,112,637             30,682,037
Deferred Finance Costs, net                                               8,575,362              8,761,004
Liquor licenses                                                           3,057,235              3,057,235
Restricted investments                                                       63,715              1,177,685
Deferred taxes, noncurrent                                                4,294,982              4,294,982
Other assets, net                                                         1,411,410              1,417,140
                                                                       ------------           ------------
                                                                       $181,463,465           $189,577,830
                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITES:
       Current portion of mortgage loan and bonds payable                 1,255,406              1,255,406
       Accounts Payable                                                  13,810,126             13,720,971
       Accrued Expenses                                                  17,064,948             23,337,877
       Capital lease obligation-current portion                              72,647                 72,647
                                                                       ------------           ------------
             Total current liabilities                                   32,203,127             38,386,901

Capital lease obligation, net of current portion                             34,109                 57,861
Mortgage Loan Payable, net of current portion                            38,793,722             38,017,489
Bonds Payable, net of current portion                                   100,000,000            100,000,000
Deferred Rent and Other Long-Term Liabilities                             4,378,727              5,590,011
                                                                       ------------           ------------
             Total liabilities                                          175,409,685            182,052,261

Commitments and Contingencies
Stockholders' Equity:
       Common stock                                                          36,760                 36,774
       Less Treasury stock--689,344 shares at cost                       (8,017,070)            (8,017,070)
       Additional paid in capital                                        29,003,920             29,003,920
       Accumulated deficit                                              (14,969,830)           (13,489,055)
                                                                       ------------           ------------
             Total stockholders' equity (deficit)                         6,053,780              7,525,569
                                                                       ------------           ------------
                                                                       $181,463,465           $189,577,830
                                                                       ============           ============


The accompanying notes are an integral part of these consolidated financial statements

                          NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended
                                                         March 29,           March 31,
                                                           2000                1999
                                                      ------------         ------------
Net Sales                                             $ 67,034,661         $ 63,034,185
                                                      ------------         ------------

Cost of Sales and Expenses
   Cost of Sales                                        17,563,051           17,353,337
   Operating expenses                                   38,957,634           36,992,233
   General and administrative expenses                   4,488,004            3,688,604
   Deferred rent, depreciation and
    amortization and preopening expenses                 4,529,443            4,232,789
                                                      ------------         ------------
    Total cost of sales and expenses                    65,538,132           62,266,963
                                                      ------------         ------------
   Income from operations                                1,496,529              767,222

Interest Expense, net                                    3,673,804            3,363,344
                                                      ------------         ------------
   Loss before benefit for income taxes and
    change in accounting principle                      (2,177,275)          (2,596,122)

Income Tax Benefit                                        (705,500)            (944,611)
                                                      ------------         ------------
   Loss before change in accounting principle           (1,471,775)          (1,651,511)

Change in accounting principle (net of tax)                     --             (677,968)
                                                      ------------         ------------
   Net Loss                                           $ (1,471,775)        $ (2,329,479)
                                                      ============         ============

Basic and diluted loss per share before change
 in accounting principle                              $      (0.49)        $      (0.55)
Change in accounting principle per share                        --                (0.23)
                                                      -------------        ------------
Basic and diluted loss per share                      $      (0.49)        $      (0.78)
                                                      ============         ============

Weighted Average Shares Outstanding                      2,986,622            2,977,026



The accompanying notes are an integral part of these consolidated financial statements

                           NE RESTAURANT COMPANY, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Unaudited)

                    For the three months ended March 29, 2000




                                     Common Stock            Treasury Stock                                            Total
                            ----------------------------------------------------                                    Stockholders'
                              Number of     $.01 per    Number of                 Additional Paid    Accumulated      (Deficit)
                               Shares        Share       Shares       Amount         In Capital        Deficit         Equity
                            ----------------------------------------------------  ---------------  --------------   -------------
Balance December 29, 1999     3,675,966    $ 36,760     (689,344)   $(8,017,070)    $ 29,003,920     $ (13,498,055)  $ 7,525,555

  Net (Loss)                         --          --           --             --               --        (1,471,775)   (1,471,775)
                              ---------    --------     --------    -----------     ------------    -------------    -----------
Balance March 29, 2000        3,675,966    $ 36,760     (689,344)   $(8,017,000)    $ 29,003,920     $ (14,969,830)  $ 6,053,780
                              =========    ========     ========    ===========     ============     =============   ===========




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

In 1998, the Company changed its fiscal year to the 52 or 53 week period ended on the Wednesday closest to December 31st. The Company's fiscal quarters end March 29, June 28, September 27, 2000 and January 3, 2001. In 1999, the Company's fiscal quarters ended March 31, June 30, September 29 and December 29, 1999.

2. In April 1988, the AICPA issued its Statement of Position 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 on December 31, 1998, the first day of fiscal 1999. Upon adoption, the Company incurred a cumulative effect of a change in accounting principle of approximately $678,000, net of tax. This includes unamortized preopening costs which were previously amortized over the 12-month period subsequent to restaurant openings.

3. In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. The Company has not determined the timing of adoption, but does not anticipate the adoption of this new standard to have a material impact on the Company's fiscal position or results of operations.

4. Under the terms of the corporation agreements, the stockholders have consented to the payment of an ongoing financial consulting fee to Jacobson Partners, Limited Partnership ("Jacobson Partners"), a stockholder of the corporation. Under this agreement, Jacobson Partners will provide various financial advisory services to the Company, including, among other things, assistance in preparing internal budgets, performing cash management activities, maintaining and improving accounting and other management information systems, negotiating financing arrangements, complying with public reporting and disclosure requirements and communicating with creditors and investors. In consideration of these services, the Company has entered into an agreement with Jacobson Partners whereby the Company would pay Jacobson Partners $500,000 per year together with reimbursement of certain travel and other incidental expenses. During 1999, Jacobson Partners agreed to reduce its annual fee to $250,000 until further notice. Effective with the beginning of fiscal year 2000, the Company has agreed to reinstate the annual fee of $500,000 retroactive to July 1, 1999 which required an additional payment in the first fiscal quarter 2000 of $125,000.

5. Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the consolidated financial statements of NE Restaurant Company, Inc. ("The Company") and the notes thereto included herein. All mentions of period data refer to the Company's fiscal periods as defined in Note #1 to the consolidated financial statements.

GENERAL

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

         In July 1998, the Company completed its acquisition of Bertucci's' parent entity, Bertucci's, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the "Acquisition"). The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the "Senior Notes"). The Acquisition included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. During 1999, the Company closed the Bertucci's test kitchen restaurant in Wakefield, Massachusetts and closed ten under performing Bertucci's restaurants. Between December 29, 1999 and January 31, 2000, the Company closed seven additional under performing Bertucci's restaurants, thereby completing the planned closings identified shortly after the Acquisition. As of March 29, 2000, Bertucci's owned and operated 72 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria(R) located primarily in New England and Mid-Atlantic United States and one Sal and Vinnie's Sicilian Steakhouse(TM) ("Sal and Vinnie's") located in Massachusetts.

         The Company also develops and operates two distinct restaurant franchises, Chili's Grill & Bar(R) ("Chili's") and On The Border Mexican Cafe(R) ("On The Border"), under franchise agreements with Brinker International, Inc., a publicly-owned company ("Brinker" or the "Franchisor"). The Company is the world's largest Chili's franchisee and as of March 29, 2000, the Company operated 38 Chili's and 7 On The Border restaurants in five New England states.

         The Company offers its targeted customer base three distinct yet complementary casual dining menus: Italian at Bertucci's, "American/southwestern" at Chili's and "Tex-Mex" at On The Border.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's income statement, as well as certain operating data, for the periods indicated:

                                                                       Three Months Ended:
                                                                       MARCH 29,  MARCH 31,
                                                                         2000       1999
                                                                       ---------  ---------
Net Sales                                                                100.0%    100.0%
                                                                       ---------  ---------

Cost of sales and expenses
  Cost of sales                                                           26.2      27.5
  Operating expenses                                                      58.1      58.7
  General and administrative expenses                                      6.7       5.9
  Deferred rent, depreciation, amortization and preopening expenses        6.8       6.7
                                                                       ---------  ---------
    Total cost of sales and expenses                                      97.8      98.8
                                                                       ---------  ---------

  Income from operations                                                   2.2       1.2

Interest expense, net                                                      5.5       5.3
                                                                       ---------  ---------
  Income (loss) before income tax expense (benefit)                       (3.2)     (4.1)

Income tax expense (benefit)                                              (1.1)     (1.5)
                                                                       ---------  ---------
  Income (loss) before cumulative effect of change in
    accounting principle                                                  (2.2)     (2.6)
                                                                       =========  =========

Cumulative effect of change in accounting principle (net of tax)             -      (1.1)
                                                                       ---------  ---------

    Net Income                                                            (2.2)     (3.7)
                                                                       =========  =========


RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
--------------------------------------------------------------------------------

EBITDA (a)                                                             $   6,026  $   5,000
Comparable restaurant sales (b)                                              5.6%      -0.7%
Number of restaurants - Brinker restaurants:
  Restaurants open at beginning of period                                     43         37
  Restaurants opened                                                           2          1
                                                                       ---------  ---------
    Total restaurants open at end of period                                   45         38

Number of restaurants - Bertucci's restaurants: (c)
  Restaurants open at beginning of period                                     79         90
  Restaurants opened                                                           -          -
  Restaurants closed                                                           7          -
                                                                       ---------  ---------
    Total restaurants open at end of period                                   72         90

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

(b) The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year.

(c)      Does not include Sal & Vinnie's.

THREE MONTHS ENDED MARCH 29, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         NET SALES. Net sales increased $4.0 million, or 6.3%, to $67.0 million during the first quarter 2000 from $63.0 million during the first quarter 1999. The increase in net sales primarily was due to increased comparable restaurant sales and the addition of five new Chili's and three new On The Border restaurants. This increase was partially offset by closing 18 Bertucci's restaurants. Approximately $4.8 million of the increase in net sales was attributable to the additional Chili's and On The Border restaurants. Last year's sales included the 18 Bertucci's restaurants that have subsequently been closed. Comparable restaurant sales for the Bertucci's restaurants increased by 5.2% in the first quarter 2000 as compared to the comparable period in 1999. Comparable restaurant sales increased by 5.8% for the Brinker concept restaurants operated by the Company in the first quarter 2000 as compared to the first quarter 1999. Faced with increases in the minimum wage in some states and the increasing upward pressure on hourly labor rates, the Company raised menu prices early in the first quarter 2000. The Company believes that the majority of the sales increases were the result of increased guest satisfaction resulting in repeat visits and the aforementioned menu price increases that took effect in late January 2000.

         COST OF SALES. Cost of sales increased by approximately $210,000, or 1.2%, to $17.6 million during the first quarter 2000 from $17.4 million during the first quarter 1999. The dollar increase in cost of sales primarily was due to increased sales volume partially offset by the closing of the Bertucci's restaurants, most of which closed during 1999. Expressed as a percentage of net sales, overall cost of sales decreased to 26.2% during the first quarter 2000 from 27.5% during the first quarter 1999. This percentage decrease was due to several factors, namely, cost control measures at Bertucci's, a reduced cheese price slightly offset by increased prices of beef and pork, the favorable impact of closing the Bertucci's restaurants and menu price increases.

         OPERATING EXPENSES. Operating expenses increased by $2.0 million, or 5.3%, to $39.0 million during the first quarter 2000 from $37.0 million during the first quarter 1999. Expressed as a percentage of net sales, operating expenses decreased to 58.1% in the first quarter 2000 from 58.7% during the first quarter 1999. The dollar increase in operating expenses primarily was due to an increase in advertising expense and from the additional Chili's and On The Border restaurants ("Brinker concept restaurants") but partially offset by the closing of the Bertucci's restaurants. Furthermore, the dollar increase was partially because of increased hourly labor costs driven by a tight labor market that was a result of low unemployment and mandated state minimum wage increases. The percentage decrease primarily was attributable to increased efficiency at the restaurants as well as menu price increases.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $800,000, or 21.7%, to $4.5 million during the first quarter 2000 from $3.7 million during the first quarter 1999. The dollar increase in general and administrative expenses was due to rent associated with the new corporate office, higher costs of staffing new positions, higher incentive payout accruals based on improved performance, higher professional fees and one-time start-up costs of a new point of sale system for Bertucci's. Expressed as a percentage of net sales, general and administrative costs increased to 6.7% during the first quarter 2000 from 5.9% during the first quarter 1999. The increase was attributable to the aforementioned dollar increases.

         DEFERRED RENT, DEPRECIATION, AMORTIZATION AND PREOPENING EXPENSES. Deferred rent, depreciation, amortization and preopening expenses increased by approximately $300,000 or 7.0%, to $4.5 million during the first quarter 2000 from $4.2 million during the first quarter 1999. The increase was primarily due to additional depreciation on new restaurant development as well as capital improvements made to existing restaurants in 1999. Preopening costs of approximately $375,000 in the first quarter 2000 were almost $115,000 favorable to the approximate $490,000 expensed in the first quarter 1999.

         INTEREST EXPENSE. Interest expense increased by approximately $300,000 to $3.7 million during the first quarter 2000 from $3.4 million during the first quarter 1999. This increase was primarily attributable to approximately $10.4 million of additional mortgage loan financing for new restaurant development. Interest was approximately $2.7 million on the Senior Notes, $912,000 on the mortgage loans and $82,000 on the Company's revolving credit facility, during the first quarter 2000.

         INCOME TAXES. The effective income tax benefit rate decreased to 32.4% during the first quarter 2000 from 36.4% during the first quarter 1999. The difference in rate was mainly due to timing differences in estimated taxes during 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow, mortgage loan financing and borrowing under the Company's revolving credit facility, which provides for borrowings of up to $20.0 million.

         Net cash flows used by operating activities were $3.2 million for the first quarter 2000 or $2.7 million more than the $504,000 used during the first quarter 1999. A primary reason for the change was a decrease in accrued expenses of approximately $6.3 million during the first quarter this year versus a decrease of approximately $4.5 million during the first quarter last year. The change was due mainly to reductions of deferred compensation accruals, accrued bonus and accrued exit costs associated with closed restaurants. In addition, the Company showed a change in accounts payable to account for most of the remaining variance.

         The Company's capital expenditures decreased by $1.3 million to $3.6 million for the first quarter 2000 compared to $4.9 million of capital expenditures for the first quarter 1999. The decrease in capital expenditures was primarily due to less new construction of restaurants (approximately $600,000 variance) and a change in accounting principle whereby the company accounted for almost $700,000 of preopening costs in capital expenditures during the first quarter 1999 but none during the first quarter 2000. The Company received almost $1.4 million of proceeds from the sale of five previously closed Bertucci's restaurants in the first quarter 2000 as a result of adopting the new accounting required for preopening costs.

         As of March 29, 2000, the Company had approximately $140.2 million in consolidated indebtedness, including $100.0 million of indebtedness pursuant to the Senior Notes, $40.1 million of mortgage loan financing and $0.1 million of capital lease obligations. Significant liquidity demands will arise from debt service on the Senior Notes, the mortgage loans and borrowings under the Senior Bank Facility.

         The Company believes that the cash flow generated from its operations, together with available borrowings under the Senior Bank Facility and mortgage loan financing and similar secured indebtedness, should be sufficient to fund its debt service requirements, lease obligations, current expected capital expenditures and other operating expenses for the next twelve months. The Senior Bank Facility provides the Company with available borrowing up to an aggregate amount of $20.0 million. As of March 29, 2000, there were no borrowings under the Senior Bank Facility. The Company's future operating performance and ability to service or refinance the Senior Notes, mortgage loan financing, and the Senior Bank Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.


SEASONALITY

         The Company's quarterly results of operations have fluctuated and are expected to continue to fluctuate depending on a variety of factors, including the timing of new restaurant openings and related pre-opening and other startup expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant sales, competition and overall economic conditions. The Company's business is also subject to seasonal influences of consumer spending, dining out patterns and weather. As is the case with many restaurant companies, the Company typically experiences lower net sales and net income during the first and fourth quarters. Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full year or any future quarter.


FORWARD-LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Factors including those set forth herein, as well as those set forth in the Company's Form 10K filed with the Securities and Exchange Commission ("SEC") on March 28, 2000 and other filings with the SEC may affect such expectations. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

10.24 Second Amendment to the On The Border Restaurant Development Agreement as of May 30, 1999 by and between Brinker International, Inc. and NERCO

10.25 Primary Distribution Agreement dated as of May 13, 1999 by and between Maine's Paper & Food Service, Inc. and NERCO

10.26    NERCO Savings and Investment Plan dated as of April 29, 1999

10.27 NE Restaurant Company, Inc. Executive Savings and Investment Plan dated September 2, 1999

27.1     Financial Data Schedule


(b) The Company did not file a Current Report on Form 8-K during the first quarter 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             NE RESTAURANT COMPANY, INC.
                                                    (Registrant)




Date:    May 15, 2000                    BY: /S/ BENJAMIN R. JACOBSON
                                             -----------------------------
                                             Benjamin R. Jacobson
                                             Chairman of the Board of Directors




Date:    May 15, 2000                    BY: /S/ DAVID J. NACE
                                             ------------------------------
                                             David J. Nace
                                             Chief Financial Officer and
                                             Executive Vice President

                                  Exhibit Index

10.24 Second Amendment to the On The Border Restaurant Development Agreement as of May 30, 1999 by and between Brinker International, Inc. and NERCO

10.25 Primary Distribution Agreement dated as of May 13, 1999 by and between Maines Paper & Food Service, Inc. and NERCO

10.26    NERCO Savings and Investment Plan dated as of April 29, 1999

10.27 NE Restaurant Company, Inc. Executive Savings and Investment Plan dated September 2, 1999

27.1     Financial Data Schedule