Form 10-Q/A
period 2000-03-29
NE RESTAURANT CO INC
filed 2000-05-31
CIK 1061588

                                   FORM 10-Q/A

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

                                   FORM 10-Q/A

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
                              =========    ========     ========    ===========     ============     =============   ===========




The accompanying notes are an integral part of these consolidated financial statements

                           NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                            Three months ended    Three months ended
                                                                                              March 29, 2000          March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                              $(1,471,775)          $(2,329,479)
                                                                                               -----------           -----------
         Adjustments to reconcile net loss
         to net cash used in operating
         activities
            Change in accounting principle                                                            --               1,135,055
              Total Depreciation, amortization and deferred rent                                 4,152,897             4,232,789
         Change in deferred taxes                                                                     --                (443,566)
         Changes in operating assets and liabilities
                   Inventories                                                                     (51,056)               94,331
                   Prepaid expenses, receivables and other                                         702,480                12,713
                   Accrued expenses                                                             (6,272,943)           (4,508,593)
                   Accounts payable                                                                 89,156             1,032,837
                   Other operating assets and liabilities                                         (396,372)             (478,874)
                                                                                               -----------           -----------
                        Total adjustments                                                       (1,775,838)            1,076,692
                                                                                               -----------           -----------
Net cash used in operating activities                                                           (3,247,613)           (1,252,787)
                                                                                               ===========           ===========

CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to property and equipment                                                    (3,605,742)           (4,106,891)
         Proceeds from sale of restaurant properties                                             1,390,167                  --
         Acquisition of liquor licenses                                                               --                 (71,293)
                                                                                               -----------           -----------
Net cash used for investing activities                                                          (2,215,575)           (4,178,184)
                                                                                               ===========           ===========

CASH FLOWS FROM FINANCING ACTIVITIES

         Borrowings of mortgage loans                                                            1,100,000               949,381
         Repayments of mortgage loans                                                             (323,767)             (235,834)
         Principal payments under capital lease obligations                                        (23,752)              (22,857)
                                                                                               -----------           -----------
Net cash provided by financing activities                                                          752,481               690,690
                                                                                               ===========           ===========

Net Increase (Decrease) in Cash                                                                 (4,710,706)           (4,740,281)
Cash, beginning of period                                                                        7,578,632             5,456,110
                                                                                               -----------           -----------
Cash, end of period                                                                            $ 2,867,926           $   715,829
                                                                                               ===========           ===========
Supplemental Disclosure of Cash Flow Information:
         Cash paid for interest, net of amounts capitalized                                    $ 6,260,642           $ 5,805,534
                                                                                               ===========           ===========
         Cash paid for income taxes                                                            $    69,423           $     1,130
                                                                                               ===========           ===========


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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

10.24 Second Amendment to the On The Border Restaurant Development Agreement as of May 30, 1999 by and between Brinker International, Inc. and NERCO as previously filed with Form 10-Q on May 15, 2000

10.25 Primary Distribution Agreement dated as of May 13, 1999 by and between Maine's Paper & Food Service, Inc. and NERCO as previously filed with Form 10-Q on May 15, 2000

10.26 NERCO Savings and Investment Plan dated as of April 29, 1999 as previously filed with Form 10-Q on May 15, 2000

10.27 NE Restaurant Company, Inc. Executive Savings and Investment Plan dated September 2, 1999 as previously filed with Form 10-Q on May 15, 2000

27.1     Financial Data Schedule as previously filed with Form 10-Q on May 15,
         2000


(b) The Company did not file a Current Report on Form 8-K during the first quarter 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             NE RESTAURANT COMPANY, INC.
                                                    (Registrant)




Date:    May 31, 2000                    BY: /S/ BENJAMIN R. JACOBSON
                                             -----------------------------
                                             Benjamin R. Jacobson
                                             Chairman of the Board of Directors




Date:    May 31, 2000                    BY: /S/ DAVID J. NACE
                                             ------------------------------
                                             David J. Nace
                                             Chief Financial Officer and
                                             Executive Vice President

                                  Exhibit Index

10.24 Second Amendment to the On The Border Restaurant Development Agreement as of May 30, 1999 by and between Brinker International, Inc. and NERCO as previously filed with Form 10-Q on May 15, 2000

10.25 Primary Distribution Agreement dated as of May 13, 1999 by and between Maines Paper & Food Service, Inc. and NERCO as previously filed with Form 10-Q on May 15, 2000

10.26 NERCO Savings and Investment Plan dated as of April 29, 1999 as previously filed with Form 10-Q on May 15, 2000

10.27 NE Restaurant Company, Inc. Executive Savings and Investment Plan dated September 2, 1999 as previously filed with Form 10-Q on May 15, 2000

27.1     Financial Data Schedule as previously filed with Form 10-Q on May 15,
         2000