Form 10-Q
period 2000-06-30
NE RESTAURANT CO INC
filed 2000-08-11
CIK 1061588

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 28, 2000

                        Commission File Number 333-62775

                           NE RESTAURANT COMPANY, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          06-1311266
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

5 CLOCK TOWER PLACE, MAYNARD, MASSACHUSETTS                   01754
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (978) 897-1400
                                                      -------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                            Yes  X      No
                               -----       -----

2,978,955 shares of the registrant's Common Stock were outstanding on August 11, 2000.

                           NE RESTAURANT COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                 PAGE

PART I:  FINANCIAL INFORMATION

         Item 1.    Financial Statements:
                    1)     Consolidated Balance Sheets
                           June 28, 2000 (unaudited) and December 29, 1999                       3

                    2)     Consolidated Statements of Operations
                           For the Three and Six Months Ended
                           June 28, 2000 (unaudited) and June 30, 1999 (unaudited)               4

                    3)     Consolidated Statement of Shareholders'
                           Equity for the Six Months Ended
                           June 28, 2000 (unaudited)                                             5

                    4)     Consolidated Statements of Cash
                           Flows for the Six Months Ended
                           June 28, 2000 (unaudited) and June 30, 1999 (unaudited)               6

                    5)     Notes to Consolidated Financial Statements                            7

         Item 2.    Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                                        8

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                                                 14

PART II: OTHER INFORMATION                                                                      14
         Item 1.           Legal Proceedings
         Item 2.           Changes in Securities and Use of Proceeds
         Item 3.           Defaults upon Senior Securities
         Item 4.           Submission of Matters to a Vote of Security Holders
         Item 5.           Other Information
         Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES                                                                                      15



PART  I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                               NE RESTAURANT COMPANY, INC.
                               CONSOLIDATED BALANCE SHEETS




                                                                               JUNE 28,               DECEMBER 29,
                                                                                2000                      1999
                                                                               (Unaudited)
                              ASSETS

CURRENT ASSETS:
      Cash                                                                     5,577,006                7,578,632
      Credit card receivables                                                  1,458,952                1,630,844
      Inventories                                                              2,088,549                1,804,346
      Prepaid expenses and other current assets                                   52,056                  668,698
      Short-term assets held for sale                                            542,028                1,847,584
      Prepaid and current deferred income taxes                                8,647,600                8,647,600
                                                                   ----------------------   ----------------------
              Total current assets                                            18,366,191               22,177,704
                                                                   ----------------------   ----------------------

PROPERTY AND EQUIPMENT, AT COST:

      Land and land right                                                      8,331,725                8,422,025
      Buildings                                                               12,480,308               12,199,895
      Leasehold improvements                                                  81,919,016               76,017,712
      Furniture and equipment                                                 47,719,728               44,732,345
                                                                   ----------------------   ----------------------
                                                                             150,450,777              141,371,977
      Less - Accumulated depreciation                                        (34,021,722)             (27,662,046)
                                                                   ----------------------   ----------------------
                                                                             116,429,055              113,709,930
      Construction work in process                                             1,392,237                4,300,112
                                                                   ----------------------   ----------------------
              Net property and equipment                                     117,821,292              118,010,042

GOODWILL, NET                                                                 29,543,237               30,682,037
DEFERRED FINANCE COSTS, NET                                                    8,376,666                8,761,004
LIQUOR LICENSES                                                                3,122,235                3,057,235
RESTRICTED INVESTMENTS                                                                 -                1,177,685
DEFERRED TAXES, NONCURRENT                                                     4,294,982                4,294,982
OTHER ASSETS, NET                                                              1,424,116                1,417,140
                                                                   ----------------------   ----------------------
                                                                           $ 182,948,719            $ 189,577,830
                                                                   ======================   ======================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

      Current portion of mortgage loan and bonds payable                       1,255,406                1,255,406
      Accounts payable                                                        12,623,850               13,720,971
      Accrued expenses                                                        20,495,010               23,337,877
      Capital lease obligation- current portion                                   72,647                   72,647
                                                                   ----------------------   ----------------------
              Total current liabiliites                                       34,446,913               38,386,901
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                  11,127                   57,861

MORTGAGE LOAN PAYABLE, NET OF CURRENT PORTION                                 38,461,074               38,017,489
BONDS PAYABLE, NET OF CURRENT PORTION                                        100,000,000              100,000,000
DEFERRED RENT AND OTHER LONG-TERM LIABILITES                                   4,497,988                5,590,024
                                                                   ----------------------   ----------------------
              Total liabilities                                              177,417,102              182,052,274
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common stock                                                                36,760                   36,760
      Less Treasury stock at cost                                             (8,087,856)              (8,017,070)
      Additional paid in capital                                              29,003,920               29,003,920
      Accumulated deficit                                                    (15,421,207)             (13,498,055)
                                                                   ----------------------   ----------------------
              Total stockholders' equity                                       5,531,617                7,525,555
                                                                   ----------------------   ----------------------
                                                                   ======================   ======================
                                                                           $ 182,948,719            $ 189,577,830
                                                                   ======================   ======================


The accompanying notes are an integral part of these consolidated financial statements

                           NE RESTAURANT COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                       THREE MONTHS ENDED:
                                                                   JUNE 28,            JUNE 30,
                                                                     2000                1999
                                                               ------------------  -----------------
Net Sales                                                           $ 71,344,979       $ 67,648,295
                                                               ------------------  -----------------
Cost of Sales and Expenses
      Cost of sales                                                   18,798,650         18,272,848
      Operating expenses                                              40,614,212         39,224,272
      General and administrative expenses                              4,135,235          3,742,966
      Deferred rent, depreciation and
           amortization and preopening expenses                        4,559,446          4,600,689
                                                               ------------------  -----------------
           Total cost of sales and expenses                           68,107,543         65,840,775
                                                               ------------------  -----------------
      Income from operations                                           3,237,436          1,807,520

Interest Expense, net                                                  3,705,913          3,431,047
                                                               ------------------  -----------------
      Loss before benefit for income taxes
       and change in accounting principle                               (468,477)        (1,623,527)
Income Tax Benefit                                                       (17,100)          (461,200)
                                                               ------------------  -----------------
      Loss before change in accounting principle                        (451,377)        (1,162,327)
Change in accounting principle (net of tax)                                    -                  -
                                                               ------------------  -----------------
      Net Loss                                                        $ (451,377)      $ (1,162,327)
                                                               ==================  =================

Basic and diluted loss per share before change in
       accounting principle                                              $ (0.15)           $ (0.39)
Change in accounting principle per share                                       -                  -
                                                               ------------------  -----------------
Basic and diluted loss per share                                         $ (0.15)           $ (0.39)
                                                               ==================  =================
Weighted Average Shares Outstanding                                    2,981,281          2,977,026


                                                                        SIX MONTHS ENDED:
                                                                   JUNE 28,            JUNE 30,
                                                                     2000                1999
                                                               ------------------  -----------------
Net Sales                                                          $ 138,379,640      $ 130,682,480
                                                               ------------------  -----------------
Cost of Sales and Expenses
      Cost of sales                                                   36,361,701         35,626,185
      Operating expenses                                              79,571,846         76,216,507
      General and administrative expenses                              8,623,239          7,431,569
      Deferred rent, depreciation and
           amortization and preopening expenses                        9,088,889          8,833,477
                                                               ------------------  -----------------
           Total cost of sales and expenses                          133,645,675        128,107,738
                                                               ------------------  -----------------
      Income from operations                                           4,733,965          2,574,742

Interest Expense, net                                                  7,379,717          6,794,391
                                                               ------------------  -----------------
      Loss before benefit for income taxes
       and change in accounting principle                             (2,645,752)        (4,219,649)
Income Tax Benefit                                                      (722,600)        (1,405,811)
                                                               ------------------  -----------------
      Loss before change in accounting principle                      (1,923,152)        (2,813,838)
Change in accounting principle (net of tax)                                    -           (677,968)
                                                               ------------------  -----------------
      Net Loss                                                      $ (1,923,152)      $ (3,491,806)
                                                               ==================  =================

Basic and diluted loss per share before change in
       accounting principle                                              $ (0.64)           $ (0.95)
Change in accounting principle per share                                       -              (0.23)
                                                               ------------------  -----------------
Basic and diluted loss per share                                         $ (0.64)           $ (1.17)
                                                               ==================  =================
Weighted Average Shares Outstanding                                    2,983,966          2,977,026




The accompanying notes are an integral part of these consolidated financial statements

                           NE RESTAURANT COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                     For the six months ended June 28, 2000



                                                           Common Stock                           Treasury Stock
                                            --------------------------------------------------------------------------------------
                                                 Number of              $.01 per        Number of
                                                   Shares                Share            Shares                   Amount
                                            --------------------------------------------------------------------------------------
Balance December 29, 1999                              3,675,966             $ 36,760           (689,344)             $(8,017,070)
     Repurchase of 7,667 shares at $9.23                                                          (7,667)                 (70,786)
       per share to treasury
     Net (Loss)                                                -                    -                  -                        -
                                            =====================  ===================  =================  =======================
Balance June 28, 2000                                  3,675,966             $ 36,760           (697,011)             $(8,087,856)
                                            =====================  ===================  =================  =======================


                                                                                                     Total
                                                                                                  Stockholders'
                                              Additional Paid             Accumulated               (Deficit)
                                                In Capital                  Deficit                  Equity
                                          ------------------------  ------------------------- ----------------------
Balance December 29, 1999                             $29,003,920              $ (13,498,055)           $ 7,525,555
     Repurchase of 7,667 shares at $9.23                                                                    (70,786)
       per share to treasury
     Net (Loss)                                                 -                 (1,923,152)            (1,923,152)
                                          ========================  ========================= ======================
Balance June 28, 2000                                 $29,003,920              $ (15,421,207)           $ 5,531,617
                                          ========================  ========================= ======================



The accompanying notes are an integral part of these consolidated financial statements

                               NE RESTAURANT COMPANY, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Unaudited)



                                                                      SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                       JUNE 28, 2000           JUNE 30, 1999

Cash Flows from Operating Activities
         Net loss                                                           $ (1,923,152)            $ (3,491,806)
                                                                  -----------------------  -----------------------
         Adjustments to reconcile net loss
         to net cash used in operating
         activities
            Change in accounting principle                                             -                1,135,055
              Total Depreciation, amortization and deferred rent               8,474,719                7,489,171
         Change in deferred taxes                                                      -                   (1,428)
         Changes in operating assets and liabilities
                   Inventories                                                  (284,203)                 126,109
                   Prepaid expenses, receivables and other                       788,534                  221,386
                   Accrued expenses                                           (2,927,478)              (2,735,086)
                   Accounts payable                                           (1,097,122)                 285,778
                   Other operating assets and liabilities                       (473,232)                 159,708
                                                                  -----------------------  -----------------------
                        Total adjustments                                      4,481,218                6,680,693
                                                                  -----------------------  -----------------------
Net cash provided by operating activities                                      2,558,066                3,188,887
                                                                  =======================  =======================

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                                  (6,264,523)              (9,124,166)
         Proceeds from sale of restaurant properties                           1,483,767                        -
         Franchise fees paid                                                     (40,000)                       -
         Acquisition of liquor licenses                                          (65,000)                (127,393)
                                                                  -----------------------  -----------------------
Net cash used for investing activities                                        (4,885,756)              (9,251,559)
                                                                  =======================  =======================

CASH FLOWS FROM FINANCING ACTIVITIES
         Borrowings of mortgage loans                                          1,100,000                6,120,034
         Repayments of mortgage loans                                           (656,415)                (472,911)
         Repurchase of common stock                                              (70,786)                       -
         Return of capital                                                             -                  (50,000)
         Principal payments under capital lease obligations                      (46,735)                 (45,962)
                                                                  -----------------------  -----------------------
Net cash provided by financing activities                                        326,064                5,551,161
                                                                  =======================  =======================

Net Decrease in Cash                                                          (2,001,626)                (511,511)
Cash, beginning of period                                                      7,578,632                5,456,110
                                                                  -----------------------  -----------------------
Cash, end of period                                                          $ 5,577,006              $ 4,944,599
                                                                  =======================  =======================


Supplemental Disclosure of Cash Flow Information:

         Cash paid for interest, net of amounts capitalized                  $ 7,159,086              $ 6,543,137
                                                                  -----------------------  -----------------------
         Cash paid for income taxes, net of tax refunds                         $ 85,239                  $ 7,015
                                                                  =======================  =======================


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

     In 1998, the Company changed its fiscal year to the 52 or 53-week period ended on the Wednesday closest to December 31. The Company's fiscal quarters end March 29, June 28, September 27, 2000 and January 3, 2001. In 1999, the Company's fiscal quarters ended March 31, June 30, September 29 and December 29, 1999.

2. In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued its Statement of Position 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 on December 31, 1998, the first day of fiscal 1999. Upon adoption, the Company incurred a cumulative effect of a change in accounting principle of approximately $678,000, net of tax. This includes unamortized preopening costs which were previously amortized over the 12-month period subsequent to restaurant openings.

3. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. The Company has not determined the timing of adoption, but does not anticipate the adoption of this new standard to have a material impact on the Company's fiscal position or results of operations.

4. Under the terms of the corporation agreements, the stockholders have consented to the payment of an ongoing financial consulting fee to Jacobson Partners, Limited Partnership ( "Jacobson Partners "), a stockholder of the corporation. Under this agreement, Jacobson Partners will provide various financial advisory services to the Company, including, among other things, assistance in preparing internal budgets, performing cash management activities, maintaining and improving accounting and other management information systems, negotiating financing arrangements, complying with public reporting and disclosure requirements and communicating with creditors and investors. In consideration of these services, the Company has entered into an agreement with Jacobson Partners whereby the Company would pay Jacobson Partners $500,000 per year together with reimbursement of certain travel and other incidental expenses. During 1999, Jacobson Partners agreed to reduce its annual fee to $250,000 until further notice. Effective with the beginning of fiscal year 2000, the Company has agreed to reinstate the annual fee of $500,000 retroactive to July 1, 1999 which required an additional payment in the first fiscal quarter 2000 of $125,000.

5. Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the consolidated financial statements of The Company and the notes thereto included herein. All mentions of period data refer to the Company's fiscal periods as defined in Note 1 to the consolidated financial statements.

GENERAL

     The Company was founded in 1991 as a Massachusetts corporation, serving first as a general partner to a Massachusetts limited partnership and then as the successor entity to such partnership and two other limited partnerships, and was re-incorporated in Delaware on October 20, 1994. The Company was formed to acquire 15 Chili's restaurants from a prior franchisee.

     The Company is an operator of full-service, casual dining restaurants in the northeastern United States. The Company's wholly owned subsidiary, Bertucci's Restaurant Corp. ("Bertucci's") owns and operates a restaurant concept under the name Bertucci's Brick Oven Pizzeria-Registered Trademark-

     In July 1998, the Company completed its acquisition of Bertucci's' parent entity, Bertucci's, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the "Acquisition"). The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the "Senior Notes"). The Acquisition included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. During 1999, the Company closed the Bertucci's test kitchen restaurant in Wakefield, Massachusetts and closed ten under performing Bertucci's restaurants. Between December 29, 1999 and January 31, 2000, the Company closed seven additional under performing Bertucci's restaurants, thereby completing the planned closings identified shortly after the Acquisition. As of June 28, 2000, Bertucci's owned and operated 72 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria-Registered Trademark- located primarily in New England and Mid-Atlantic United States and one Sal and Vinnie's Sicilian Steakhouse-TM-("Sal & Vinnie's") located in Massachusetts.

     The Company also develops and operates two distinct restaurant franchises, Chili's Grill & Bar-Registered Trademark- ("Chili's") and On The Border Mexican Cafe-Registered Trademark-("On The Border"), under franchise agreements with Brinker International, Inc., a publicly-owned company ("Brinker" or the "Franchisor"). The Company is the world's largest Chili's franchisee and as of June 28, 2000, the Company operated 39 Chili's and 7 On The Border restaurants in five New England states.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's income statement, as well as certain operating data, for the periods indicated:


                                                                       Three Months Ended                Six Months Ended
                                                                     June 28,       June 30,          June 28,       June 30,
                                                                      2000            1999             2000           1999
                                                                   (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)

                                                                   ------------- ---------------   ------------ ----------------
Net Sales                                                                100.0%          100.0%         100.0%           100.0%
                                                                   ------------- ---------------   ------------ ----------------
Cost of sales and expenses
      Cost of sales                                                        26.3            27.0           26.3             27.3
      Operating expenses                                                   56.9            58.0           57.5             58.3
      General and administrative expenses                                   5.8             5.5            6.2              5.7
      Deferred rent, depreciation, amortization and preopening expenses     6.4             6.8            6.6              6.8
                                                                   ------------- ---------------   ------------ ----------------
           Total cost of sales and expenses                                95.5            97.3           96.6             98.0
                                                                   ------------- ---------------   ------------ ----------------

      Income from operations                                                4.5             2.7            3.4              2.0

Interest expense, net                                                       5.2             5.1            5.3              5.2
                                                                   ------------- ---------------   ------------ ----------------
      Loss before income tax benefit                                       (0.7)           (2.4)          (1.9)            (3.2)

Income tax benefit                                                         (0.1)           (0.7)          (0.5)            (1.0)
                                                                   ============= ===============   ============ ================
      Loss before cumulative effect of change in accounting principle      (0.6)           (1.7)          (1.4)            (2.2)
                                                                   ============= ===============   ============ ================

Cumulative effect of change in accounting principle (net of tax)              -               -              -             (0.5)

                                                                   ============= ===============   ============ ================
      Net Loss                                                             (0.6)           (1.7)          (1.4)            (2.7)
                                                                   ============= ===============   ============ ================

RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
------------------------------------------------------------------------------------------------   -----------------------------
EBITDA (a)                                                              $ 7,797         $ 6,408       $ 13,823         $ 11,408
EBITDA Margin                                                             10.9%            9.5%          10.0%             8.7%
Comparable restaurant sales (b)                                            7.7%           -1.4%           6.7%            -1.0%
Number of restaurants - Chili's and On The Border restaurants:

      Restaurants open at beginning of period                                45              38             43               37
      Restaurants opened                                                      1               4              3                5
                                                                   ------------- ---------------   ------------ ----------------
         Total restaurants open at end of period                             46              42             46               42
Number of restaurants - Bertucci's restaurants: (c)
      Restaurants open at beginning of period                                72              90             79               90
      Restaurants opened                                                      -               -              -                -
      Restaurants closed                                                      -               1              7                1
                                                                   ------------- ---------------   ------------ ----------------
         Total restaurants open at end of period                             72              89             72               89




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

(c)  Does not include Sal & Vinnie's.

THREE MONTHS ENDED JUNE 28, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     NET SALES. Net sales increased $3.7 million, or 5.5%, to $71.3 million during the second quarter 2000 from $67.7 million during the second quarter 1999. The increase in net sales primarily was due to increased comparable restaurant sales and the addition of six new Chili's and three new On The Border restaurants partially offset by closing 18 under performing Bertucci's restaurants. Comparable restaurant sales for the Bertucci's restaurants increased by 10.2% in the second quarter 2000 as compared to the same period in 1999 while comparable restaurant sales increased by 4.8% for the Chili's and On The Border Restaurants ("Brinker concept restaurants") for the same period. The Company raised menu prices early in the first quarter 2000 to offset rising wage costs. The Company believes that the majority of the sales increases were the result of increased guest satisfaction resulting in repeat visits combined with the aforementioned menu price increases.

     COST OF SALES. Cost of sales increased by approximately $526,000, or 2.9%, to $18.8 million during the second quarter 2000 from $18.3 million during the second quarter 1999. The dollar increase in cost of sales primarily was due to increased sales volume. Expressed as a percentage of net sales, overall cost of sales decreased to 26.3% during the second quarter 2000 from 27.0% during the second quarter 1999. This percentage decrease was due to several factors, namely, cost control measures at Bertucci's, lower ingredient costs as a result of favorable purchasing practices, the beneficial impact of closing the under performing Bertucci's restaurants and menu price increases.

     OPERATING EXPENSES. Operating expenses increased by $1.4 million, or 3.5%, to $40.6 million during the second quarter 2000 from $39.2 million during the second quarter 1999. Expressed as a percentage of net sales, operating expenses decreased to 56.9% in the second quarter 2000 from 58.0% during the second quarter 1999. The dollar increase in operating expenses primarily was due to an increase in advertising expense and from new restaurant openings but partially offset by the closing of the aforementioned Bertucci's restaurants. Furthermore, the dollar increase was partially due to increased hourly labor costs driven by a tight labor market that was a result of low unemployment and mandated state minimum wage increases. The percentage decrease primarily was attributable to increased efficiency at the restaurants, leverage on increased sales and the favorable impact of closing the under performing Bertucci's restaurants.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $392,000, or 10.5%, to $4.1 million during the second quarter 2000 from $3.7 million during the second quarter 1999. The dollar increase in general and administrative expenses was due to rent, higher recruiting and staffing costs and higher incentive payout accruals based on improved performance. Expressed as a percentage of net sales, general and administrative costs increased to 5.8% during the second quarter 2000 from 5.5% during the second quarter 1999. The increase was attributable to the aforementioned dollar increases.

     DEFERRED RENT, DEPRECIATION, AMORTIZATION AND PREOPENING EXPENSES. Deferred rent, depreciation, amortization and preopening expenses decreased by $41,000 or 0.9%, remaining at approximately $4.6 million during both the second quarter 2000 and the second quarter 1999. Depreciation, amortization and deferred rent increased by approximately $296,000 but was offset by a decrease in preopening costs of approximately $337,000. Preopening costs totaled approximately $220,000 in the second quarter 2000 versus $557,000 of preopening in the second quarter 1999.

     INTEREST EXPENSE. Interest expense increased by approximately $275,000 to $3.7 million during the second quarter 2000 from $3.4 million during the second quarter 1999. This increase was primarily attributable to additional mortgage loan financing for new restaurant development. Interest was approximately $2.7 million on the Senior Notes, $943,000 on the mortgage loans and $83,000 on the Company's revolving credit facility.

     INCOME TAXES. The effective income tax benefit rate decreased to 3.7% during the second quarter 2000 from 28.4% during the second quarter 1999. The 3.7% rate during the second quarter 2000 resulted from a minimal tax loss during the quarter resulting from non-deductible goodwill.

SIX MONTHS ENDED JUNE 28, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     NET SALES. Net sales increased $7.7 million, or 5.9%, to $138.4 million during the first half 2000 from $130.7 million during the first half 1999. The increase in net sales primarily was due to increased comparable restaurant sales and the addition of six new Chili's and three new On The Border restaurants partially offset by the closed Bertucci's restaurants. Comparable restaurant sales for the Bertucci's restaurants increased by 7.7% in the first half 2000 as compared to the same period in 1999. Comparable restaurant sales increased by 5.3% for the Brinker concept restaurants operated by the Company in the first half 2000 as compared to the first half 1999. The Company believes that the majority of the sales increases were the result of increased guest satisfaction resulting in repeat visits and the result of menu price increases.

     COST OF SALES. Cost of sales increased by approximately $736,000, or 2.1%, to $36.4 million during the first half 2000 from $35.6 million during the first half 1999. The dollar increase in cost of sales primarily was due to increased sales volume partially offset by the closing of the Bertucci's restaurants, most of which closed during 1999. Expressed as a percentage of net sales, overall cost of sales decreased to 26.3% during the first half 2000 from 27.3% during the first half 1999. This percentage decrease was due to cost control measures at Bertucci's, the favorable impact of closing the under performing Bertucci's restaurants and menu price increases.

     OPERATING EXPENSES. Operating expenses increased by $3.4 million, or 4.4%, to $79.6 million during the first half 2000 from $76.2 million during the first half 1999. Expressed as a percentage of net sales, operating expenses decreased to 57.5% in the first half 2000 from 58.3% during the first half 1999. The dollar increase in operating expenses primarily was due to an increase in advertising expense and from new restaurant openings. Furthermore, the dollar increase was partially due to increased hourly labor costs driven by a tight labor market that was a result of low unemployment and mandated state minimum wage increases. The percentage decrease primarily was attributable to increased efficiency at the restaurants and increased sales volume leverage on fixed costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $1.2 million, or 16.0%, to $8.6 million during the first half 2000 from $7.4 million during the first half 1999. The dollar increase in general and administrative expenses was due to rent, higher recruiting and staffing costs, higher incentive payout accruals, higher professional fees and one-time start-up costs of a new point of sale system for Bertucci's. Expressed as a percentage of net sales, general and administrative costs increased to 6.2% during the first half 2000 from 5.7% during the first half 1999. The increase was attributable to the aforementioned dollar increases.

     DEFERRED RENT, DEPRECIATION, AMORTIZATION AND PREOPENING EXPENSES. Deferred rent, depreciation, amortization and preopening expenses increased by approximately $255,000 or 2.9%, to $9.1 million during the first half 2000 from $8.8 million during the first half 1999. The increase was primarily due to additional depreciation expense offset by a favorable variance in preopening costs. Preopening costs of approximately $614,000 in the first half 2000 were $433,000 favorable to the approximate $1.0 Million expensed in the first half 1999.

     INTEREST EXPENSE. Interest expense increased by approximately $585,000 to $7.4 million during the first half 2000 from $6.8 million during the first half 1999. This increase was primarily attributable to additional mortgage loan financing for new restaurant development. Interest was approximately $5.4 million on the Senior Notes, $1.9 million on the mortgage loans and $165,000 on the Company's revolving credit facility.

     INCOME TAXES. The effective income tax benefit rate decreased to 27.3% during the first half 2000 from 33.3% during the first half 1999. The difference in rate was mainly due to a decrease in taxable income after non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow, mortgage loan financing and borrowing under the Company's revolving credit facility, which provides for borrowings of up to $20.0 million.

     Net cash flows generated by operating activities were $2.6 million for the first half 2000 or $631,000 less than the $3.2 million generated during the first half 1999. Net income plus the add back for non cash expenses was $6.5 million or $1.4 million favorable to the $5.1 million generated for the same period 1999. However, accounts payable decreased by approximately $1.1 million during the first half this year, $1.3 million unfavorable to last year's increase of approximately $286,000. Accrued expenses decreased by $2.9 million during the first two quarters of 2000 mostly due to reductions in accrued bonus and deferred compensation, gift certificates and closing reserves. The change in accrued expenses was approximately $200,000 unfavorable to the same period 1999.

     The Company's capital expenditures decreased by $2.8 million to $6.3 million for the first half 2000 compared to $9.1 million of capital expenditures for the first half 1999. The decrease in capital expenditures was primarily due to less new construction of restaurants. The Company received almost $1.5 million of proceeds in the first half 2000 from the sale of five previously closed Bertucci's restaurants.

     As of June 28, 2000, the Company had approximately $139.8 million in consolidated indebtedness, including $100.0 million of indebtedness pursuant to the Senior Notes, $39.7 million of mortgage loan financing and $84,000 of capital lease obligations. Significant liquidity demands will arise from debt service on the Senior Notes, the mortgage loans and borrowings under the Senior Bank Facility.

     The Company believes that the cash flow generated from its operations, together with available borrowings under the Senior Bank Facility and mortgage loan financing and similar secured indebtedness, should be sufficient to fund its debt service requirements, lease obligations, current expected capital expenditures and other operating expenses for the next twelve months. The Senior Bank Facility provides the Company with available borrowing up to an aggregate amount of $20.0 million. As of June 28, 2000, there were no borrowings under the Senior Bank Facility. The Company's future operating performance and ability to service or refinance the Senior Notes, mortgage loan financing, and the Senior Bank Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

SEASONALITY

     The Company's results of operations have fluctuated and are expected to continue to fluctuate depending on a variety of factors, including the timing of new restaurant openings and related pre opening and other startup expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant sales, competition and overall economic conditions. The Company's business is also subject to seasonal influences of consumer spending, dining out patterns and weather. As is the case with many restaurant companies, the Company typically experiences lower net sales and net income during the first and fourth quarters. Because of these fluctuations in net sales and net income (loss), the results of operations of any half are not necessarily indicative of the results that may be achieved for a full year or any future half.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical facts included in this report on Form 10-Q, including, without limitation, statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Factors including those set forth herein, as well as those set forth in the Company's Form 10K filed with the Securities and Exchange Commission ("SEC") on March 28, 2000 and other filings with the SEC may affect such expectations. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     None

Item 3. DEFAULTS UPON SENIOR SECURITIES
     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

Item 5. OTHER INFORMATION
     On August 10, 2000, Paul Hoagland tendered his resignation as Executive Vice President, Chief Administrative Officer and Director of NE Restaurant Company, Inc. Mr. Hoagland's resignation will be effective August 31, 2000. Mr. Hoagland continues to be a significant shareholder of the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a)  EXHIBITS
     27.1 Financial Data Schedule

     (b) The Company did not file a Current Report on Form 8-K during the second half 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NE RESTAURANT COMPANY, INC.
                                       ----------------------------------------
                                                     (Registrant)

Date:    August 11, 2000               By:  /s/ BENJAMIN R. JACOBSON
                                          ------------------------------------
                                            Benjamin R. Jacobson
                                            Chairman of the Board of Directors

Date:    August 11, 2000               By:  /s/ DAVID J. NACE
                                          ------------------------------------
                                            David J. Nace
                                            Chief Financial Officer and
                                            Executive Vice President

                                  Exhibit Index

     27.1 Financial Data Schedule