Form 10-Q
period 2000-09-27
NE RESTAURANT CO INC
filed 2000-11-09
CIK 1061588

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934

                For the Quarterly Period Ended September 27, 2000
                                               ------------------

                        Commission File Number 333-62775
                                               ---------

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

                              Yes  X   No
                                  ---      ---

2,978,955 shares of the registrant's Common Stock were outstanding on November 9, 2000.

                           NE RESTAURANT COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements:
                  1) Consolidated Balance Sheets
                     September 27, 2000 (unaudited) and December 29, 1999                  3

                  2) Consolidated Statements of Operations
                     For the Three and Nine Months Ended
                     September 27, 2000 (unaudited) and September 29, 1999 (unaudited)     4

                  3) Consolidated Statement of Shareholders' Equity for the
                     Nine Months Ended September 27, 2000 (unaudited)                      5

                  4) Consolidated Statements of Cash
                     Flows for the Nine Months Ended September 27, 2000 (unaudited)
                     and September 29, 1999 (unaudited)                                    6

                  5) Notes to Consolidated Financial Statements                            7

         Item 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                                    8

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                             14

PART II: OTHER INFORMATION                                                                14
         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                                15

PART  I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                          NE RESTAURANT COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 27,       DECEMBER 29,
                                                             2000                1999
                                                          (UNAUDITED)
ASSETS
Current Assets:
   Cash                                                  $    5,554,165     $    7,578,632
   Credit card receivables                                    1,075,035          1,630,844
   Inventories                                                1,925,111          1,804,346
   Prepaid expenses and other current assets                    208,917            668,698
   Short-term assets held for sale                              435,210          1,847,584
   Prepaid and current deferred income taxes                  8,647,600          8,647,600
                                                         --------------     --------------
       Total current assets                                  17,846,038         22,177,704
                                                         --------------     --------------

Property and Equipment, at cost:
   Land and land right                                        8,336,225          8,422,025
   Buildings                                                 12,525,732         12,199,895
   Leasehold improvements                                    83,841,358         76,017,712
   Furniture and equipment                                   49,846,258         44,732,345
                                                         --------------     --------------
                                                            154,549,573        141,371,977
   Less - Accumulated depreciation                          (37,395,514)       (27,662,046)
                                                         --------------     --------------
                                                            117,154,059        113,709,930
   Construction work in process                               1,414,095          4,300,112
                                                         --------------     --------------
       Net property and equipment                           118,568,154        118,010,042

Goodwill, net                                                28,973,837         30,682,037
Deferred finance costs, net                                   8,226,307          8,761,004
Liquor licenses                                               3,112,235          3,057,235
Restricted investments                                             --            1,177,685
Deferred taxes, noncurrent                                    4,294,982          4,294,982
Other assets, net                                             1,528,223          1,417,140
                                                         --------------     --------------
       TOTAL ASSETS                                         182,549,776        189,577,830
                                                         ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Current portion of mortgage loan and bonds payable         1,301,260          1,255,406
   Accounts payable                                          14,154,788         13,720,971
   Accrued expenses                                          16,431,190         23,337,877
   Capital lease obligation- current portion                     60,526             72,647
                                                         --------------     --------------
       Total current liabiliites                             31,947,764         38,386,901

Capital lease obligation, net of current portion                      0             57,861
Mortgage loan payable, net of current portion                40,782,252         38,017,489
Bonds payable, net of current portion                       100,000,000        100,000,000
Deferred rent and other long-term liabilites                  4,754,798          5,590,024
                                                         --------------     --------------
       Total liabilities                                    177,484,814        182,052,274
                                                         --------------     --------------

Commitments and Contingencies
Stockholders' Equity:
   Common stock                                                  36,760             36,760
   Less Treasury stock at cost                               (8,087,856)        (8,017,070)
   Additional paid in capital                                29,003,920         29,003,920
   Accumulated deficit                                      (15,887,862)       (13,498,055)
                                                         --------------     --------------
       Total stockholders' equity                             5,064,962          7,525,555
                                                         --------------     --------------
       TOTAL LIABILITIES AND EQUITY                         182,549,776        189,577,830
                                                         ==============     ==============

The accompanying notes are an integral part of these consolidated financial statements

                          NE RESTAURANT COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                               Three Months Ended:                   Nine Months Ended:
                                                        September 27,      September 29,      September 27,      September 29,
                                                            2000               1999               2000               1999
                                                       --------------     --------------     --------------     --------------
Net Sales                                              $   71,801,621     $   70,072,355     $  210,181,261     $  200,754,835
                                                       --------------     --------------     --------------     --------------

Cost of Sales and Expenses
    Cost of sales                                          18,852,694         19,238,407         55,214,395         54,864,543
    Operating expenses                                     41,197,853         40,363,073        120,769,815        116,579,628
    General and administrative expenses                     3,928,113          3,735,417         12,551,352         11,166,987
    Deferred rent, depreciation and
       amortization and preopening expenses                 4,578,737          4,170,982         13,667,626         13,004,459
                                                       --------------     --------------     --------------     --------------
       Total cost of sales and expenses                    68,557,397         67,507,879        202,203,188        195,615,617
                                                       --------------     --------------     --------------     --------------

    Income from operations                                  3,244,224          2,564,476          7,978,073          5,139,218

Interest Expense, net                                       3,740,663          3,625,661         11,120,380         10,420,052
                                                       --------------     --------------     --------------     --------------
    Loss before benefit for income taxes and change
       in accounting principle                               (496,439)        (1,061,185)        (3,142,307)        (5,280,834)

Income Tax Benefit                                            (29,900)          (233,500)          (752,500)        (1,639,311)
                                                       --------------     --------------     --------------     --------------
    Loss before change in accounting principle               (466,539)          (827,685)        (2,389,807)        (3,641,523)

Change in accounting principle (net of tax)                      --                 --                 --             (677,968)
                                                       --------------     --------------     --------------     --------------
    Net Loss                                           $     (466,539)    $     (827,685)    $   (2,389,807)    $   (4,319,491)
                                                       ==============     ==============     ==============     ==============

Basic and diluted loss per share before change
  in accounting principle                              $        (0.16)    $        (0.28)    $        (0.80)    $        (1.22)
Change in accounting principle per share               $         --       $         --       $         --       $        (0.23)
                                                       --------------     --------------     --------------     --------------
Basic and diluted loss per share                       $        (0.16)    $        (0.28)    $        (0.80)    $        (1.45)
                                                       ==============     ==============     ==============     ==============
Weighted Average Shares Outstanding, primary
  and diluted                                               2,978,955          2,977,026          2,982,293          2,977,026



The accompanying notes are an integral part of these consolidated financial statements.

                          NE RESTAURANT COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)

                  For the nine months ended September 27, 2000

                                            Common Stock                       Treasury Stock
                                 -----------------------------------------------------------------------
                                   Number of           $.01 per          Number of
                                     Shares              Share             Shares             Amount
                                 --------------     --------------     --------------     --------------
Balance December 29, 1999             3,675,966     $       36,760           (689,344)    $   (8,017,070)
   Repurchase of 7,667 shares
   at $9.23 per share to
   treasury                                                                    (7,667)           (70,786)

   Net (Loss)
                                 --------------     --------------     --------------     --------------
Balance September 27, 2000            3,675,966     $       36,760           (697,011)    $   (8,087,856)
                                 ==============     ==============     ==============     ==============
                                                                              Total
                                                                          Stockholders'
                                Additional Paid      Accumulated          (Deficit)
                                   In Capital           Deficit            Equity
                                 --------------     --------------     --------------
Balance December 29, 1999        $   29,003,920     $  (13,498,055)    $    7,525,555
   Repurchase of 7,667 shares
   at $9.23 per share to
   treasury                                                                   (70,786)

   Net (Loss)                                           (2,389,807)        (2,389,807)
                                 --------------     --------------     --------------
Balance September 27, 2000       $   29,003,920     $  (15,887,862)    $    5,064,962
                                 ==============     ==============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                          NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (Unaudited)

                                                                    Nine months ended   Nine months ended
                                                                   September 27, 2000   September 29, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             (2,389,807)         (4,319,491)

     Adjustments to reconcile net loss
     to net cash provided by operating
     activities:

     Total Depreciation, amortization and deferred rent                   12,910,982          11,240,104
     Change in deferred taxes                                                   --                (5,868)
     Cumulative effect of change in accounting principle                        --             1,135,055
     Changes in operating assets and liabilities
         Inventories                                                        (120,765)             80,418
         Prepaid expenses, receivables and other                           1,015,590              81,466
         Accrued expenses                                                 (6,906,687)         (5,297,161)
         Accounts payable                                                    433,817            (324,320)
         Other operating assets and liabilities                             (451,020)            281,866
                                                                     ---------------     ---------------
             Total adjustments                                             6,881,917           7,191,560
                                                                     ---------------     ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  4,492,110           2,872,069
                                                                     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                 (10,401,294)        (12,328,548)
     Proceeds from sale, net of fees                                       1,390,167             400,000
     Land sale/refund of land bond/sale of liquor license                    119,716                --
     Franchise/development fees paid                                        (230,000)               --
     Acquisition of liquor licenses                                          (65,000)           (127,393)
                                                                     ---------------     ---------------
NET CASH USED FOR INVESTING ACTIVITIES                                    (9,186,411)        (12,055,941)
                                                                     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings of mortgage loans                                          3,825,000           6,120,034
     Repayments of mortgage loans                                         (1,014,384)           (703,561)
     Return of capital                                                          --               (50,000)
     Repurchase of common stock to treasury                                  (70,800)               --
     Principal payments under capital lease obligations                      (69,982)            (61,448)
                                                                     ---------------     ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  2,669,834           5,305,025
                                                                     ---------------     ---------------

Net Decrease in Cash                                                      (2,024,467)         (3,878,847)
Cash, beginning of period                                                  7,578,632           5,456,110
                                                                     ---------------     ---------------
Cash, end of period                                                        5,554,165           1,577,263
                                                                     ===============     ===============
Supplemental Disclosure of Cash Flow Information:
         Cash paid for interest, net of amounts capitalized          $    13,856,540     $    12,719,659
                                                                     ===============     ===============
         Cash paid for income taxes, net of tax refunds              $       114,634     $        15,296
                                                                     ===============     ===============


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

3. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June15, 2000. SFAS 133 cannot be applied retroactively. The Company has not determined the timing of adoption, but does not anticipate the adoption of this new standard to have a material impact on the Company's fiscal position or results of operations.

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

     The Company is an operator of full-service, casual dining restaurants in the northeastern United States. The Company's wholly owned subsidiary, Bertucci's Restaurant Corp. ("Bertucci's") owns and operates a restaurant concept under the name Bertucci's Brick Oven Pizzeria-Registered Trademark-.

     In July 1998, the Company completed its acquisition of Bertucci's' parent entity, Bertucci's, Inc., a publicly owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the "Acquisition"). The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the "Senior Notes"). The Acquisition included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. During 1999, the Company closed the Bertucci's test kitchen restaurant in Wakefield, Massachusetts and closed ten under performing Bertucci's restaurants. Between December 29, 1999 and January 31, 2000, the Company closed seven additional under performing Bertucci's restaurants, thereby completing the planned closings identified shortly after the Acquisition. As of September 27, 2000, Bertucci's owned and operated 72 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria-Registered Trademark- located primarily in New England and Mid-Atlantic United States and one Sal and Vinnie's Sicilian Steakhouse-TM- ("Sal & Vinnie's") located in Massachusetts.

     The Company also develops and operates two distinct restaurant franchises, Chili's Grill & Bar-Registered Trademark- ("Chili's") and On The Border Mexican Cafe-Registered Trademark- ("On The Border"), under franchise agreements with Brinker International, Inc., a publicly owned company ("Brinker" or the "Franchisor"). The Company is the world's largest Chili's franchisee and as of September 27, 2000, the Company operated 40 Chili's and 7 On The Border restaurants in five New England states.

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

                                                                         Three Months Ended:               Nine Months Ended:
                                                                  September 27,    September 29,    September 27,    September 29,
                                                                      2000            1999             2000              1999
                                                                  (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
                                                                 --------------   --------------   --------------   --------------
Net Sales                                                                 100.0%           100.0%           100.0%           100.0%
                                                                 --------------   --------------   --------------   --------------

Cost of sales and expenses

      Cost of sales                                                        26.3             27.5             26.3             27.3
      Operating expenses                                                   57.4             57.6            57.5             58.1
      General and administrative expenses                                   5.5              5.3             6.0              5.6
      Deferred rent, depreciation, amortization and preopening
      expenses                                                              6.4              6.0              6.4              6.4
                                                                 --------------   --------------   --------------   --------------
           Total cost of sales and expenses                                95.6             96.4             96.2             97.4
                                                                 --------------   --------------   --------------   --------------

      Income from operations                                                4.4              3.6              3.8              2.6

Interest expense, net                                                       5.2              5.2              5.3              5.2
                                                                 --------------   --------------   --------------   --------------
      Loss before income tax benefit                                       (0.8)            (1.6)            (1.5)            (2.6)

Income tax benefit                                                         (0.1)            (0.3)            (0.4)            (0.8)
                                                                 ==============   ==============   ==============   ==============
      Loss before cumulative effect of change in accounting
      principle                                                            (0.7)            (1.3)            (1.1)            (1.8)
                                                                 ==============   ==============   ==============   ==============

Cumulative effect of change in accounting principle (net of tax)           --               --               --               (0.4)

                                                                 ==============   ==============   ==============   ==============
      Net Loss                                                             (0.7)            (1.3)            (1.1)            (2.2)
                                                                 ==============   ==============   ==============   ==============

RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
-----------------------------------------------------------------------------------------------------------------------------------
EBITDA (a)                                                       $        7,823   $        6,735   $       21,646   $       18,144
EBITDA Margin                                                              10.9%             9.6%            10.3%             9.0%
Comparable restaurant sales (b)                                             3.1%             5.6%             5.4%             1.1%
Number of restaurants - Chili's and On The Border restaurants:
      Restaurants open at beginning of period                                46               42               43               37
      Restaurants opened                                                      1             --                  4                5
                                                                 --------------   --------------   --------------   --------------
         Total restaurants open at end of period                             47               42               47               42
Number of restaurants - Bertucci's restaurants: (c)
      Restaurants open at beginning of period                                72               89               79               90
      Restaurants opened                                                   --               --               --               --
      Restaurants closed                                                   --                  5                7                6
                                                                 --------------   --------------   --------------   --------------
         Total restaurants open at end of period                             72               84               72               84


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

(c)  Does not include Sal & Vinnie's.

THREE MONTHS ENDED SEPTEMBER 27, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29,1999

     NET SALES. Net sales increased $1.7 million, or 2.5%, to $71.8 million during the third quarter 2000 from $70.1 million during the third quarter 1999. The increase in net sales primarily was due to increased comparable restaurant sales and the addition of three new Chili's and two new On The Border restaurants partially offset by closing 18 under performing Bertucci's restaurants. Comparable restaurant sales for the Bertucci's restaurants increased by 4.7% in the third quarter 2000 as compared to the same period in 1999 while comparable restaurant sales increased by 0.9% for the Chili's and On The Border Restaurants ("Brinker concept restaurants") for the same period. The Company raised menu prices early in fiscal year 2000 to offset rising wage costs. The Company believes that the majority of the sales increases were the result of increased guest satisfaction resulting in repeat visits.

     COST OF SALES. Cost of sales decreased by approximately $385,700, or 2.0%, to $18.9 million during the third quarter 2000 from $19.2 million during the third quarter 1999. The dollar decrease in cost of sales primarily was due to cost control measures of management, lower ingredient costs as a result of favorable purchasing practices and the beneficial impact of the aforementioned restaurant closings. These positive changes were partially offset by dollar increases resulting from higher sales volumes generated by both comparable and new restaurants. Expressed as a percentage of net sales, overall cost of sales decreased to 26.3% during the third quarter 2000 from 27.5% during the third quarter 1999. This percentage decrease was due to the same factors mentioned above.

     OPERATING EXPENSES. Operating expenses increased by $834,800 or 2.1%, to $41.2 million during the third quarter 2000 from $40.4 million during the third quarter 1999. Expressed as a percentage of net sales, operating expenses decreased to 57.4% in the third quarter 2000 from 57.6% during the third quarter 1999. The dollar increase in operating expenses primarily was due to an increase in advertising expense and from new restaurant openings but partially offset by the closing of the aforementioned Bertucci's restaurants. Furthermore, the dollar increase was partially due to increased payroll expenses, employee benefits expenses and payroll taxes. The percentage decrease primarily was attributable to increased efficiency at the restaurants, leverage on increased sales and the favorable impact of closing the under performing Bertucci's restaurants.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $192,700, or 5.2%, to $3.9 million during the third quarter 2000 from $3.7 million during the third quarter 1999. The dollar increase in general and administrative expenses was mainly due to higher rent, recruiting costs, increased training costs associated with restaurant management and severance expense. Expressed as a percentage of net sales, general and administrative costs increased to 5.5% during the third quarter 2000 from 5.3% during the third quarter 1999. The increase was attributable to the aforementioned dollar increases.

     DEFERRED RENT, DEPRECIATION, AMORTIZATION AND PREOPENING EXPENSES. Deferred rent, depreciation, amortization and preopening expenses increased by $407,800 or 9.8% to $4.6 million in the third quarter 2000 from $4.2 million during the third quarter 1999. Depreciation, amortization and deferred rent increased by approximately $288,300 and preopening costs increased by approximately $119,500. Preopening costs totaled approximately $142,500 in the third quarter 2000 versus $23,000 of preopening in the third quarter 1999.

     INTEREST EXPENSE. Interest expense increased by approximately $115,000 to $3.7 million during the third quarter 2000 from $3.6 million during the third quarter 1999. This increase was primarily attributable to additional mortgage loan financing for new restaurant development. Interest was approximately $2.7 million on the Senior Notes, $1.0 million on the mortgage loans and $60,000 on the Company's revolving credit facility.

     INCOME TAXES. The effective income tax benefit rate decreased to 6.0% during the third quarter 2000 from a 9.5% tax benefit during the third quarter 1999. The 6.0% rate during the third quarter 2000 resulted from a minimal tax loss during the quarter resulting from non-deductible goodwill.


NINE MONTHS ENDED SEPTEMBER 27, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29,1999

     NET SALES. Net sales increased $9.4 million, or 4.7%, to $210.2 million during the first nine months of 2000 from $200.8 million over the first nine months of 1999. The increase in net sales primarily was due to increased comparable restaurant sales and the addition of seven new Chili's and three new On The Border restaurants partially offset by the closed Bertucci's restaurants. Comparable restaurant sales for the Bertucci's restaurants increased by 6.7% in the first nine months of 2000 as compared to the same period in 1999. Comparable restaurant sales increased by 3.8% for the Brinker concept restaurants operated by the Company in the first nine months of 2000 as compared to the first nine months of 1999. The Company believes that the majority of the sales increases were the result of increased guest satisfaction resulting in repeat visits.

     COST OF SALES. Cost of sales increased by approximately $349,700, or 0.6%, to $55.2 million during the first nine months of 2000 from $54.9 million during the first nine months of 1999. The dollar increase in cost of sales primarily was due to increased sales volume partially offset by the closing of the Bertucci's restaurants, most of which closed during 1999. Expressed as a percentage of net sales, overall cost of sales decreased to 26.3% during the first nine months of 2000 from 27.3% during the first nine months of 1999. This percentage decrease was due to cost control measures at Bertucci's, the favorable impact of closing the under performing Bertucci's restaurants and menu price increases.

     OPERATING EXPENSES. Operating expenses increased by $4.2 million, or 3.6%, to $120.8 million during the first nine months of 2000 from $116.6 million during the first nine months of 1999. Expressed as a percentage of net sales, operating expenses decreased to 57.5% in the first nine months of 2000 from 58.1% during the first nine months of 1999. The dollar increase in operating expenses primarily was due to an increase in advertising expense, increased labor and benefits costs and from new restaurant openings. The percentage decrease primarily was attributable to increased efficiency at the restaurants and increased sales volume leverage on fixed costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $1.4 million, or 12.4%, to $12.6 million during the first nine months of 2000 from $11.2 million during the first nine months of 1999. The dollar increase in general and administrative expenses was due to rent, higher recruiting costs, increased training costs associated with restaurant management and severance expense. Expressed as a percentage of net sales, general and administrative costs increased to 6.0% during the first nine months of 2000 from 5.6% during the first nine months of 1999. The increase was attributable to the aforementioned dollar increases.

     DEFERRED RENT, DEPRECIATION, AMORTIZATION AND PREOPENING EXPENSES. Deferred rent, depreciation, amortization and preopening expenses increased by approximately $663,200 or 5.1%, to $13.7 million during the first nine months of 2000 from $13.0 million during the first nine months of 1999. The increase was primarily due to additional depreciation expense offset by a favorable variance in preopening costs. Preopening costs of approximately $756,600 in the first nine months of 2000 were $313,400 favorable to the approximate $1.1 million expensed in first nine months of 1999.

     INTEREST EXPENSE. Interest expense increased by approximately $700,300 to $11.1 million during the first nine months of 2000 from $10.4 million during the first nine months of 1999. This increase was primarily attributable to additional mortgage loan financing for new restaurant development. Interest was approximately $8.0 million on the Senior Notes, $2.9 million on the mortgage loans and $224,700 on the Company's revolving credit facility.

     INCOME TAXES. The effective income tax benefit rate decreased to 23.9% during the first nine months of 2000 from 31.9% during the first nine months of 1999. The difference in rate was mainly due to a decrease in taxable income after non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow, mortgage loan financing and borrowing under the Company's revolving credit facility, which provides for borrowings of up to $20.0 million.

     Net cash flows generated by operating activities were $4.5 million for the first nine months of 2000 or $1.6 million more than the $2.9 million generated during the first nine months of 1999. Net income plus the add back for non-cash expenses was $10.5 million or $2.4 million favorable to the $8.1 million generated for the same period 1999. Accounts payable increased by approximately $433,800 during the first nine months of this year, while accrued expenses decreased by $6.9 million during the same period mostly due to reductions in accrued interest, accrued bonus and deferred compensation, gift certificates and closing reserves.

     The Company's capital expenditures decreased by $1.9 million to $10.4 million for the first nine months of 2000 compared to $12.3 million of capital expenditures for the first nine months of 1999. The decrease in capital expenditures was primarily due to reduced new restaurant construction. The Company received almost $1.5 million of proceeds in fiscal 2000 from the sale of five previously closed Bertucci's restaurants, sale of land adjacent to restaurant properties and the sale of a liquor license.

     As of September 27, 2000, the Company had approximately $142.1 million in consolidated indebtedness, including $100.0 million of indebtedness pursuant to the Senior Notes, $42.0 million of mortgage loan financing and $60,500 of capital lease obligations. Significant liquidity demands will arise from debt service on the Senior Notes, the mortgage loans and borrowings under the Senior Bank Facility.

     The Company believes that the cash flow generated from its operations, together with available borrowings under the Senior Bank Facility and mortgage loan financing and similar secured indebtedness, should be sufficient to fund its debt service requirements, lease obligations, current expected capital expenditures and other operating expenses. The Senior Bank Facility provides the Company with available borrowing up to an aggregate amount of $20.0 million. As of September 27, 2000, there were no borrowings under the Senior Bank Facility. The Company's future operating performance and ability to service or refinance the Senior Notes, mortgage loan financing, and the Senior Bank Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

SEASONALITY

     The Company's results of operations have fluctuated and are expected to continue to fluctuate depending on a variety of factors, including the timing of new restaurant openings and related preopening and other startup expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant sales, competition and overall economic conditions. The Company's business is also subject to seasonal influences of consumer spending, dining out patterns and weather. As is the case with many restaurant companies, the Company typically experiences lower net sales and net income during the first and fourth quarters. Because of these fluctuations in net sales and net income (loss), the results of operations of any half are not necessarily indicative of the results that may be achieved for a full year or any future half.

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

                                           NE RESTAURANT COMPANY, INC.
                                     ------------------------------------------
                                                  (Registrant)

Date:    November 9, 2000            BY:  /s/ Benjamin R. Jacobson
                                     ------------------------------------------
                                          Benjamin R. Jacobson
                                          Chairman of the Board of Directors

Date:    November 9, 2000            BY:  /s/ David J. Nace
                                     ------------------------------------------
                                          David J. Nace
                                          Chief Financial Officer and
                                          Executive Vice President

                                  Exhibit Index

27.1     Financial Data Schedule