Form 10-K405
period 2001-01-03
NE RESTAURANT CO INC
filed 2001-03-30
CIK 1061588

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (MARK ONE)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 3, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
                        Commission File Number: 333-62775
                           NE RESTAURANT COMPANY INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                        06-1311266
                --------                                        ----------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

5 Clock Tower Place, Suite 200, Maynard, MA                        01754
-------------------------------------------                        -----
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (978) 897-1400

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
       None
-------------------                       ------------------------------------

-------------------                       ------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                    ---------
                                 Title of class

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

      In July 1998, the Company completed its acquisition of Bertucci's' parent entity, Bertucci's, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the "Acquisition"). As of January 3, 2001, Bertucci's owned and operated 72 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria(R) located primarily in New England and Mid-Atlantic United States. Bertucci's opened 17 Bertucci's restaurants in 1994, nine in 1995, four in 1996, four in 1997 and six in 1998. During 1999, the Company closed the Bertucci's test kitchen restaurant in Wakefield, Massachusetts and also closed ten under-performing Bertucci's restaurants. In January of 2000, the Company closed seven additional Bertucci's restaurants, thereby completing the planned Bertucci's closings identified shortly after the Acquisition. The Company closed the sole Sal & Vinnie's Sicilian Steakhouse(TM) ("Sal and Vinnie's") restaurant (part of the Acquisition) in December of 2000.

      The Company was founded in 1991 as a Massachusetts corporation, serving first as a general partner to a Massachusetts limited partnership and then as the successor entity to such partnership and two other limited partnerships, and was re-incorporated in Delaware on October 20, 1994. The Company was formed to acquire 15 Chili's restaurants from a prior franchisee. From 1991 until January 3, 2001, the Company has grown through the addition of 25 new Chili's and seven On The Border restaurants in New England. The Company opened three Chili's restaurants in 1994, seven in 1995, four in 1996, two in 1997, two in 1998, five in 1999 and two in 2000. The Company opened one On The Border restaurant in 1996, three in 1998, one in 1999 and two in 2000. The Company has increased the average sales per restaurant of its Chili's restaurants from approximately $1.8 million in fiscal 1991, the final year of ownership by the prior franchisee, to $2.9 million in fiscal 2000. As of January 3, 2001, the Company operated 40 Chili's and seven On The Border restaurants (collectively, the "Brinker Concept Restaurants") in five New England states.

      On November 20, 2000, the Company entered into an agreement to sell to Brinker ("Purchaser") the Brinker Concept Restaurants, all development rights for future Brinker Concept Restaurants and four Chili's restaurants currently under development by the Company (the "Brinker Sale"). Total consideration, subject to closing adjustments, is approximately $93 million. The Brinker Sale calls for the transition of the 47 franchised restaurant properties including inventory, facilities, equipment, management teams and the four Chili's restaurants currently under development by the Company to Brinker. Brinker will assume the mortgage debt on the Company's Brinker Concept Restaurants, and shall pay the Company additional cash consideration. The Company expects to finalize the Brinker Sale in April 2001.

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

      Bertucci's. Bertucci's restaurants feature Italian-style entrees made from original recipes, including gourmet pizza and specialty pasta dishes. Bertucci's differentiates itself from other restaurants by offering a variety of freshly prepared foods using high-quality ingredients and brick-oven baking techniques. Bertucci's also distinguishes itself with a contemporary European-style and an open-kitchen design. The first Bertucci's was opened in Somerville, Massachusetts in 1981. As a proprietary concept, Bertucci's provides the Company with significant flexibility.

      Chili's. Chili's restaurants feature a variety of "All-American" foods with a southwestern emphasis. The Chili's concept was initiated in 1975 with the opening of the first Chili's restaurant in Dallas, Texas. As of January 3, 2001, the Chili's restaurant system consisted of 714 restaurants in 47 states, of which 479 were Franchisor-owned and 235 were franchised. The Company does not expect to open any additional Chili's restaurants as a result of the pending Brinker Sale.

      On The Border. On The Border restaurants feature a Tex-Mex menu served in a distinctive dining atmosphere reminiscent of a Mexican cantina. The On The Border concept was initiated in 1982 with the opening of the first On The Border restaurant in Dallas, Texas. As of January 3, 2001, the On The Border restaurant system in the United States consisted of 116 restaurants in 29 states, of which 87 were Franchisor-owned and 29 were franchised. The Company does not expect to open any additional On The Border restaurants as a result of the pending Brinker Sale.

Restaurant Overview and Menu

      The Company's restaurants are full-service, casual dining restaurants, featuring high quality food at moderate prices accompanied by quick, efficient and friendly table service designed to minimize guest waiting time and facilitate table turnover. All of the Company's restaurants open at January 3, 2001 are open for lunch and dinner seven days a week. To encourage patronage by families with children, the Company's restaurants feature lower-priced children's menus in addition to the standard menus.

      Bertucci's. Bertucci's restaurants offer a distinctive menu and a contemporary European-style design that offers a unique dining experience at a reasonable price. Bertucci's signature product, gourmet pizza, is offered with a wide variety of cheese, vegetable and meat toppings and is prepared in brick ovens. Management believes that Bertucci's original recipes and brick-oven baking techniques combine to produce a superior pizza that is difficult to duplicate. In addition to pizzas, Bertucci's menu features a variety of pasta items, appetizers, soups, salads, calzones and desserts that are prepared according to Bertucci's original recipes. Natural, fresh ingredients are a cornerstone of the Bertucci's concept. In an effort to ensure the uniform high-quality and freshness of its menu offerings, Bertucci's prepares all of its own dough and sauces. Wine and beer are available at all Bertucci's locations and full bar service is available at some Bertucci's restaurants. Price points are $6.99 for lunch entrees and generally range from $7.99 to $13.99 for dinner entrees. Most items on the menu may be purchased for take-out service or delivery, which together accounted for approximately 25% of net sales in fiscal 2000.

      Chili's Grill and Bar. Chili's restaurants feature a casual dining atmosphere and a menu of "All-American" food items with a southwestern emphasis, including a variety of hamburger, fajita, chicken, steak, seafood and vegetarian entrees, as well as a number of sandwich, barbecue, salad, appetizer and dessert selections, prepared fresh daily according to recipes specified by Brinker. The Company has its own executive chef who has worked with senior management to develop certain innovative and regional menu items to supplement the basic Chili's menu, including a "boneless buffalo wings" appetizer, a "fish & chips" entree and a New England clam chowder, each of which have proven popular with the Company's guests. Each Chili's restaurant also has a fully licensed bar serving beer, wine and cocktails. Price points for entrees generally range from $5.99 to $14.99.

      On The Border. On The Border restaurants also feature a casual yet distinctive dining atmosphere, focusing on the cuisine of the border region between Texas and Mexico. The On The Border menu offers an assortment of authentic fajita, chicken, steak, shrimp, barbecued ribs, enchilada, burrito and other Tex-Mex specialties, prepared fresh daily according to recipes specified by Brinker. There is a luncheon menu as well as a full dinner menu. Each On The Border restaurant also has a full-service bar which specializes in Tex-Mex alcoholic beverages, including a variety of popular margaritas. Price points generally range from $5.99 to $7.49 for lunch entrees and from $7.49 to $14.99 for dinner entrees.

Restaurant Design

      Bertucci's. Bertucci's restaurants are freestanding or in-line buildings averaging approximately 6,200 square feet in size with a seating capacity of approximately 170 people. Each of Bertucci's restaurants features a contemporary European-style, open-kitchen design centered around brick ovens. Ingredients are displayed and food is prepared on polished granite counters located in front of the brick ovens, in plain view of diners. Bertucci's restaurants historically have been built in varying sizes and designs, with no two interior decors exactly alike. Management believes that unit economics would benefit from a standardized design which the Company expects to implement for restaurants to be opened in the future. The Company expects to introduce service bars in new restaurants instead of full bar areas to further increase utilization of space. Finally, the Company expects to introduce a more cost-efficient, standardized interior decor.

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

Franchise and Development Agreements

      The Company operates its Chili's and On The Border restaurants under individual franchise agreements that are part of broader exclusive development agreements (the "Area Development Agreements") with the Franchisor. These agreements grant the Company the exclusive right to develop up to 55 Chili's restaurants (inclusive of the 40 Chili's restaurants that the Company operated as of January 3, 2001) in New England and Westchester County, New York. The Area Development Agreement requires the Company to develop a minimum of three Chili's restaurants each year in accordance with a specified schedule during the term of the agreement in order to maintain its exclusive development rights. If the Company opens fewer restaurants than required by the development schedule in any development territory, the Franchisor has the right to terminate the Company's development rights in the territory where the deficiency occurs. In addition, a breach under an Area Development Agreement could constitute a default under the Company's borrowing arrangements, permitting the applicable lender to declare all amounts borrowed thereunder immediately due and payable. The Chili's Area Development Agreement expires in 2005. The On The Border Area Development Agreement expired following the announcement of the upcoming Brinker Sale, and the Company does not plan to extend the On The Border Area Development Agreement.

      Under the Area Development Agreement, the Company is responsible for all costs and expenses incurred in locating, acquiring, and developing restaurant sites, although the Franchisor must approve each proposed restaurant site and the related real estate purchase contract or lease agreement. The franchise agreements convey the right to use the Franchisor's trade names, trademarks, and service marks with respect to specific restaurant units. The Franchisor also provides general construction specifications, designs, color schemes, signs and equipment, recipes for food and beverage products, marketing concepts, and materials. Generally, each new franchise agreement requires an initial $40,000 franchise fee that is, typically, in addition to a $10,000 nonrefundable development fee per proposed restaurant, paid under the Area Development Agreements. The franchise agreements also require payment to Brinker of a royalty fee of 4.0% of annual net sales. In addition, pursuant to its franchise agreements, the Company contributes 0.5% of monthly net sales from each of its Chili's or On The Border restaurant to Brinker for advertising and marketing to benefit all restaurants in the Chili's or On The Border system, respectively. The Company is also required to spend at least 2.0% of annual net sales on local advertising. Furthermore, according to the franchise agreements, the Franchisor may require the Company to pay an additional amount of advertising. The Franchisor required all franchisees to pay an additional 1.0% of net sales from September 2000 through June 2001.

      Due to the pending Brinker Sale, the Company does not expect to open any additional Chili's or On The Border restaurants. In connection with the Brinker Sale, the Company plans to terminate all Area Development Agreements in connection with the Brinker Sale.

Restaurant Development

      Expansion. The Company expects to continue its steady growth strategy through the opening of new Bertucci's restaurants over the next several years. The Company expects to finance the development of Bertucci's through a combination of cash from operations, proceeds from the Brinker Sale, borrowings under its senior bank facility (the "Senior Bank Facility") and, loans from restaurant industry institutional lenders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 5, 6 and 7 to the Consolidated Financial Statements. Management has designed a new Bertucci's restaurant prototypical kitchen and take-out area in preparation for restaurant expansion of the Bertucci's concept. The first restaurant with the new prototypical design opened in Danbury, Connecticut in late January 2001.

      Site Selection and Construction. Management's site selection strategy for new restaurants focuses on high-density, high-traffic, high-visibility sites which are, for the most part, positioned within existing markets to take advantage of certain operational efficiencies. Management seeks out sites with a mixture of retail, office, residential and entertainment concentration which promote both lunch and dinner business. Management devotes significant time and resources to identify and analyze potential sites, as it believes that site selection is crucial to its success. Management also believes that multiple locations focused in defined geographic areas will result in increased market penetration, brand recognition and permit advertising, management, purchasing and administrative efficiencies. The typical time period required to select a site and build and open a full-service restaurant is approximately 18 months.

Quality Control

      Bertucci's. Each Bertucci's restaurant typically has a general manager and two to three assistant managers who are responsible for assuring compliance with Bertucci's operating procedures and for the training and supervision of restaurant employees. The general managers report to district managers who oversee, on average, between six and ten Bertucci's restaurants. The Company believes that through improved centralized training, a consistent and independent shopper's program, and other support for district managers, the quality control operations of Bertucci's can be further enhanced.

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

Advertising and Marketing

      The Company's overall marketing objective is to grow brand equity by building revenues and increasing profitability. Management utilizes strategies that create customer trial of new products/events so as to increase the share of visits and average guest check, yet maintain a unique dining experience and brand personality. The Company recognizes the need to build brand awareness in order to increase market share. Its advertising plan is designed to increase brand awareness, trial and share of visits from its target market by providing media coverage in markets where the Company has sufficient penetration to support media at competitive levels. In those markets where the Company has its highest penetration, television and radio advertising is provided. In its secondary markets, the Company utilizes more cost-effective localized marketing vehicles including newspaper inserts, radio and direct mail.

      Pursuant to its franchise agreements with the Franchisor, the Company contributes 0.5% of net sales from each Chili's and On The Border restaurant to the Franchisor for advertising and marketing to benefit all of the Franchisor's restaurants. The Franchisor uses these funds to develop advertising and sales promotion materials and concepts. The Company is also required to spend a minimum of 2.0% of net sales from each restaurant on local advertising. In addition, according to the franchise agreements, the Franchisor may require the Company to pay an additional amount of advertising. The Franchisor required all franchisees to pay an additional 1.0% of net sales from September 2000 through June 2001.

Purchasing

      The Company negotiates directly with suppliers of food and beverage products and other restaurant supplies to ensure consistent quality and freshness of products and to obtain competitive prices. Although the Company believes that essential restaurant supplies and products are available on short notice from several sources, the Company uses one full-service distributor for the substantial portion of restaurant supplies and product requirements, with such distributor charging the Company fixed mark-ups over prevailing wholesale prices. The Company has a five-year contract with its full-service distributor which is terminable by either party upon 60 days prior notice. The Company also has arrangements with several smaller and regional distributors for the balance of its purchases. These distribution arrangements have allowed the Company to benefit from economies of scale and resulting lower commodity costs. Smaller day-to-day purchasing decisions are made at the individual restaurant level. The Company has not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

Information Systems and Restaurant Reporting

      The Company's information systems provide detailed monthly financial statements for each restaurant, bi-monthly restaurant inventories, menu mix, cash management and payroll analysis, as well as daily operating statistics such as sales, labor, guest check and average table turns. The varying levels of systems data are consolidated and processed by the Company at its headquarters daily, weekly or monthly as management deems appropriate. In addition, the Company has an in-house payroll system which the Company believes is more efficient for restaurant managers than third-party payroll systems.

Trademarks, Servicemarks and Other Intellectual Property

      As a franchisee of Brinker, the Company has contractual rights to use certain Franchisor-owned trademarks, servicemarks and other intellectual property relating to the Chili's and On The Border concepts.

      Bertucci's has registered, among others, the names "Bertucci's" and "Bertucci's Brick Oven Pizzeria" as service marks and trademarks with the United States Patent and Trademark Office. Management is aware of names similar to that of Bertucci's used by third parties in certain limited geographical areas. Such third-party use may prevent the Company from licensing the use of the Bertucci's mark for restaurants in such areas. Except for these areas, management is not aware of any infringing uses that could materially affect the Bertucci's business.

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

Employees

      At January 3, 2001, the Company had approximately 2,713 full-time employees (of whom approximately 113 are based at the Company's executive office) and approximately 7,399 part-time employees. The Company expects to employ significantly fewer people immediately following and in connection with the Brinker Sale. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

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

Environmental Compliance

      In connection with the sale of Bertucci's headquarters located in Wakefield, Massachusetts, initial environmental testing disclosed isolated deposits of several volatile organic compounds. Further testing confirmed the limitation and location of the deposit. Bertucci's expended approximately $30,000 in environmental investigation and remediation costs in 1999. Pursuant to the sales agreement by and between Bertucci's and the purchaser of the Wakefield headquarters property ("Wakefield Property Buyer"), all future costs related to environmental concerns shall be the responsibility of the Wakefield Property Buyer. The sale of the Bertucci's headquarters was consummated in November 1999.

ITEM 2.  PROPERTIES

      The Company's executive office is located in Maynard, Massachusetts. The office is occupied under the terms of a lease covering approximately 39,000 square feet that is scheduled to expire in 2007 and has two five-year options to renew. One of the Company's previous offices in Westborough, Massachusetts is currently being sub-leased. The Company sold the 60,000 square foot Wakefield, Massachusetts office building (previously the Bertucci's headquarters) in November 1999.

Restaurant Locations

      The table below identifies the location of the restaurants operated by the Company during fiscal 2000.

                     -------------------------------------   ------------------------------------------
State                Bertucci's    Bertucci's   Bertucci's    Chili's     Chili's Openings    Chili's
                     12/29/1999   Closings in   01/03/2001   12/29/1999    in fiscal 2000    01/03/2001
                                  fiscal 2000
                     -------------------------------------   ------------------------------------------
Connecticut                   9            --            9           11                  1           12
Illinois                      7            (7)          --           --                 --           --
Maine                        --            --           --            1                 --            1
Maryland                      5            --            5           --                 --           --
Massachusetts                34            --           34           15                  1           16
New Hampshire                 3            --            3            7                 --            7
New York                      3            --            3           --                 --           --
New Jersey                    4            --            4           --                 --           --
Pennsylvania                  6            --            6           --                 --           --
Rhode Island                  2            --            2            4                 --            4
Virginia                      4            --            4           --                 --           --
Washington D.C.               2            --            2           --                 --           --
                     -------------------------------------   ------------------------------------------
Total                        79            (7)          72           38                  2           40
                     -------------------------------------   ------------------------------------------

                     --------------------------------------------------   -----------
State                On The Border     On The Border      On The Border   Grand Total
                        12/29/99     Openings in fiscal     01/03/2001      1/3/2001
                                            2000
                     --------------------------------------------------   -----------
Connecticut                      2                    1               3            24
Illinois                        --                   --              --            -- (a)
Maine                           --                    1               1             2
Maryland                        --                   --              --             5
Massachusetts                    3                   --               3            53
New Hampshire                   --                   --              --            10
New York                        --                   --              --             3
New Jersey                      --                   --              --             4
Pennsylvania                    --                   --              --             6
Rhode Island                    --                   --              --             6
Virginia                        --                   --              --             4
Washington D.C.                 --                   --              --             2
                     --------------------------------------------------   -----------
Total                            5                    2               7           119
                     --------------------------------------------------   -----------

(a)   The seven restaurants in Illinois were closed as of January 31, 2000.

      Of the 119 restaurants operated by the Company at January 3, 2001, the Company owned the land for 12 restaurants and leased the land for all other restaurants. The leases for most of the existing restaurants are for terms of 15 years and provide for additional option terms and, in the case of a limited number of leases, a specified annual rental plus additional rents based on sales volumes exceeding specified levels. Leases for future restaurants will likely include similar rent provisions. Bertucci's restaurant lease terms range from less than one to 40 years. The majority of such leases provide for an option to renew for additional terms ranging from five years to 20 years. All of Bertucci's leases provide for a specified annual rental and most leases call for additional rent based on sales volumes exceeding specified levels.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      As of March 15, 2001, there was no established public trading market for any class of common equity security of the Company.

Record Holders

      As of March 15, 2001, there were approximately 78 holders of Common Stock of the Company, $.01 par value per share. As of March 15, 2001, the Company did not have any other class of common equity security issued and outstanding.

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

Recent Sales of Unregistered Securities

      None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The data for fiscal years ended 1996 through 2000 are derived from audited financial statements of the Company. Selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future. The Acquisition of Bertucci's in 1998 and the 53rd week of 2000 affects the comparability of results on a year-to-year basis.

                                                                 Fiscal Year Ended
                                                     January 3,    December 29,   December 30,   December 31,   December 31,
                                                      2001 (a)         1999           1998           1997           1996
                                                     ---------       ---------      ---------      ---------     ---------
Income Statement Data (in thousands)
Net sales                                            $ 284,933       $ 267,665      $ 160,805      $  81,364     $  70,094
                                                     ---------       ---------      ---------      ---------     ---------
Cost of sales and expenses
  Cost of sales                                         74,266          73,860         44,377         23,384        21,203
  Operating expenses (e)                               162,577         154,750         91,596         44,642        37,429
  General and administrative expenses (e)               16,386          15,400          8,638          4,327         3,726
  Deferred rent, depreciation and amortization and
  preopening expenses                                   18,127          17,863         10,921          3,911         3,679
  Loss on abandonment of Sal & Vinnie's                  2,031              --             --             --            --
                                                     ---------       ---------      ---------      ---------     ---------
    Total cost of sales and expenses                   273,387         261,873        155,532         76,263        66,037
                                                     ---------       ---------      ---------      ---------     ---------
    Income from operations                              11,546           5,792          5,273          5,100         4,057

Interest expense, net                                   15,050          14,007          8,004          1,918         1,053
                                                     ---------       ---------      ---------      ---------     ---------
  (Loss) income before income tax (benefit)
  provision and change in accounting principle          (3,504)         (8,215)        (2,731)         3,183         3,005

(Benefit) provision for income taxes                      (115)         (2,357)          (902)         1,083         1,047
                                                     ---------       ---------      ---------      ---------     ---------
  (Loss) income before change in accounting
  principle                                             (3,389)         (5,858)        (1,829)         2,100         1,958

Change in accounting principle, net of tax                  --            (678)            --             --            --
                                                     ---------       ---------      ---------      ---------     ---------
  Net (loss) income                                  $  (3,389)      $  (6,536)     $  (1,829)     $   2,100     $   1,958
                                                     =========       =========      =========      =========     =========

Basic and diluted (loss) earnings per share before
change in accounting principle                       $   (1.14)      $   (1.97)     $   (0.89)     $    1.22     $    0.98
Change in accounting principle per share             $      --       $   (0.22)     $      --      $      --     $      --
Basic and diluted (loss) earnings per share          $   (1.14)      $   (2.19)     $   (0.89)     $    1.22     $    0.98

Other Financial Data:
EBITDA (in thousands) (b)                            $  31,704       $  23,655      $  16,194      $   9,012     $   7,737
EBITDA margin (c)                                         11.7%            8.8%          10.1%          11.1%         11.0%
Comparable restaurant sales (d)                            4.8%            2.1%           1.6%           2.7%         -0.4%

(a) Fiscal 2000 was comprised of 53 weeks. All other years presented were comprised of 52 weeks.

(b) "EBITDA" is defined as income from operations before deferred rent, depreciation, amortization, preopening costs and loss on abandonment of Sal & Vinnie's. EBITDA is not a measure of performance defined by Generally Accepted Accounting Principles ("GAAP"). EBITDA should not be considered in isolation or as a substitute for net income or the statement of cash flows which have been prepared in accordance with GAAP. The Company believes EBITDA provides useful information regarding the Company's ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

(c)   EBITDA margin represents EBITDA divided by net sales.

(d) The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year. The comparable sales in 2000, 1999 and 1998 relate to the combined company (Bertucci's, Chili's, On The Border and, for 1999 only, Sal & Vinnie's) while the 1997 and 1996 comparable sales relate to Chili's only (On The Border did not have a comparable restaurant as defined until Fiscal Year
      1998).

(e) Prior year costs (operating expenses and general and administrative expenses) have been restated to conform to current year presentation.

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

      In July 1998, the Company completed its acquisition of Bertucci's' parent entity, Bertucci's, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the "Acquisition"). As of January 3, 2001, Bertucci's owned and operated 72 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria(R) located primarily in New England and Mid-Atlantic United States. Bertucci's opened 17 Bertucci's restaurants in 1994, nine in 1995, four in 1996, four in 1997 and six in 1998. During 1999, the Company closed the Bertucci's test kitchen restaurant in Wakefield, Massachusetts and also closed ten under-performing Bertucci's restaurants. In January of 2000, the Company closed seven additional Bertucci's restaurants, thereby completing the planned Bertucci's closings identified shortly after the Acquisition. The Company closed the sole Sal & Vinnie's Sicilian Steakhouse(TM) restaurant (part of the Acquisition) in December of 2000.

      The Company acquired the Bertucci's and Sal and Vinnie's concepts pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998, whereby the Company (through a wholly-owned subsidiary) acquired on July 21, 1998 all of the issued and outstanding shares of common stock of Bertucci's, Inc. for an aggregate purchase price of approximately $89.4 million. The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the "Senior Notes"). These Senior Notes were exchanged for Senior Notes with the same terms pursuant to a registered exchange offer that was completed in November 1998. The Company's results of operations for fiscal 1998, fiscal 1999 and fiscal 2000 include the operations of Bertucci's from and after July 21, 1998, approximately 29 months. See Notes 2 and 7 to the Consolidated Financial Statements.

      The Acquisition included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. The Company closed its Bertucci's test kitchen in Wakefield, Massachusetts in 1999, sold the former Bertucci's headquarters located in Wakefield, Massachusetts in 1999 and closed seventeen other under-performing Bertucci's restaurants by the end of January 2000. The assets related to these locations, which are primarily property and equipment, had been assigned a value of approximately $6.6 million based on estimated sale proceeds. The gross sale proceeds, net of fees, from the Bertucci's headquarters and several under-performing restaurants was $4.8 million in fiscal 1999 and $648,000 in fiscal 2000. The Company closed the remaining seven under-performing restaurant locations prior to January 31, 2000. Those seven locations had combined net sales of approximately $418,000 and a combined approximate $31,000 loss from operations during 2000. During fiscal year 1999, the seventeen under-performing restaurant locations and the test kitchen location had combined net sales of approximately $14.7 million and an approximate loss from operations of approximately $1.5 million (not including approximately $100,000 of direct general and administrative expenses). The results of operations for the test kitchen and the other seventeen restaurants during the period from date of the Acquisition to January 3, 2001 have been included in the consolidated statements of income.

      The Company has entered into franchise agreements with Brinker to operate the 47 Chili's and On The Border restaurants (collectively, the "Brinker Concept Restaurants"). In addition, the Company has entered into an Area Development Agreement to exclusively develop additional restaurants in New England and Westchester County, New York. On November 20, 2000, the Company entered into an agreement to sell to Brinker ("Purchaser") the Brinker Concept Restaurants, all development rights for future Brinker Concept Restaurants and four Chili's restaurants currently under development by the Company (the "Brinker Sale"). Total consideration, subject to closing adjustments, is approximately $93 million. The Brinker Sale calls for the transition of the 47 franchised restaurant properties including inventory, facilities, equipment, management teams and four Chili's restaurants currently under development by the Company to Brinker. Brinker will assume the mortgage debt on the Company's Brinker Concept Restaurants, and shall pay the Company additional cash consideration. The Company expects to finalize the Brinker Sale in April 2001.

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

Results of Operations

      The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in the Company's income statement, as well as certain operating data, for the periods indicated:

Income Statement Data:                                                       For Fiscal Year Ended
                                                                      January 3,   December 29,   December 30,
                                                                         2001          1999           1998
                                                                      ----------   ------------   ------------
Net sales                                                               100.0%        100.0%         100.0%
                                                                        -----         -----          -----
Cost of sales and expenses
  Cost of sales                                                          26.1          27.6           27.6
  Operating expenses                                                     57.1          57.8           57.0
  General and administrative expenses                                     5.8           5.8            5.4
  Depreciation, amortization, deferred rent and preopening expenses       6.4           6.7            6.8
  Loss on abandonment of Sal & Vinnie's                                   0.7            --             --
                                                                        -----         -----          -----
    Total cost of sales and expenses                                     96.1          97.9           96.8
                                                                        -----         -----          -----
    Income from operations                                                3.9           2.1            3.2
Interest expense, net                                                     5.3           5.2            5.0
                                                                        -----         -----          -----
  Loss before income tax benefit and change in accounting principle      (1.4)         (3.1)          (1.8)
Benefit for income taxes                                                   --          (0.9)          (0.6)
                                                                        -----         -----          -----
  Loss before change in accounting principle                             (1.4)         (2.2)          (1.2)
Change in accounting principle, net of tax                                 --          (0.3)            --
                                                                        -----         -----          -----
    Net loss                                                             (1.4)         (2.5)          (1.2)
                                                                        =====         =====          =====

Year Ended January 3, 2001 Compared to Year Ended December 29, 1999

      Net Sales. Net sales increased $17.3 million, or 6.5%, to $284.9 million in fiscal 2000, from $267.7 million in fiscal 1999. Most of the increase was attributable to a 4.8% comparable sales increase at the Company's restaurants. The 53rd week added approximately $4.8 million of sales while two new Chili's that opened during fiscal 2000 and five Chili's that opened in 1999 contributed an additional $9.0 million. Two new On The Border restaurants that opened in fiscal 2000 and one that opened in 1999 supplied $6.6 million of incremental sales. These positive results were partially offset by the closings of 17 Bertucci's restaurants during 1999 and early 2000, which accounted for an unfavorable variance of $14.3 million. Average sales per restaurant increased 12.2% to $2.3 million in fiscal 2000, from just under $2.1 million the previous year primarily due to strong comparable sales growth at Bertucci's, a greater proportion of Brinker Concept Restaurants and the closing of the under-performing Bertucci's previously mentioned.

      Cost of Sales. Cost of sales increased by $406,000 or 0.5%, to $74.3 million in fiscal 2000 from $73.9 million in fiscal 1999. Expressed as a percentage of net sales, cost of sales decreased by 1.5% to 26.1% in fiscal 2000 from 27.6% in fiscal 1999. The Company believes the reduction in cost of sales resulted from several causal factors. First, Bertucci's continued to develop the theoretical cost system which allowed management to pinpoint and control costs. Management believes that approximately 0.5% of the decrease is as a result of improved cost control measures. Second, product costs showed favorable movement against 1999 due to a combination of purchasing practices (specifically poultry, flour, oils and produce) and favorable market conditions (cheese costs during fiscal 2000 dipped to a 30 year low). Third, price increases in January and August at the Brinker Concept Restaurants further drove down cost percentages. Fourth, the Company saw a benefit in gross margin as a result of closing the aforementioned under-performing Bertucci's restaurants. Last, menu engineering at Bertucci's, specifically the introduction of several poultry and seafood pasta offerings, partially offset the decrease as these menu items were higher in cost percentage but also higher in dollar margin.

      Operating Expenses. Operating expenses increased by $7.8 million, or 5.1%, to $162.6 million in fiscal 2000 from $154.8 million in fiscal 1999. Expressed as a percentage of net sales, operating expenses decreased to 57.1% in fiscal 2000 from 57.8% in fiscal 1999. The dollar increase was primarily attributable to new restaurant development, increased labor costs (partially offset by increased productivity), an increase in restaurant repairs and maintenance and the impact of the 53rd week of fiscal 2000. The Company believes that approximately $2.2 million of the fiscal 2000 operating expenses resulted from the 53rd week of operations. The percentage decrease was primarily attributable to cost control measures, primarily at Bertucci's, increased leverage of higher sales against fixed costs, the favorable impact of the Bertucci's under-performing restaurant closings and the impact of the 53rd week of operations which accounted for approximately 0.3% of the favorable variance.

      General and Administrative Expenses. General and administrative expenses increased $986,000, or 6.4%, to $16.4 million in fiscal 2000 from $15.4 million in fiscal 1999. Expressed as a percentage of net sales, general and administrative expenses remained constant at 5.8% for both 2000 and 1999. The dollar increase was primarily due to increased payroll (mostly Bertucci's operating, recruiting and training to further strengthen operations), increased bonus expense as a result of improved performance and twelve months of rent associated with the corporate headquarters verses five months in 1999. The Company believes the impact of the 53rd week of operations accounts for approximately $200,000 of the increase.

      Deferred Rent, Depreciation, Amortization and Preopening Expenses. Deferred rent, depreciation, amortization and preopening expenses increased by $264,000, or 1.5%, to $18.1 million in fiscal 2000 from $17.9 million in fiscal 1999. Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses decreased to 6.4% in fiscal 2000 from 6.7% in fiscal 1999. The dollar increase was primarily due to increased capital improvements at Bertucci's, opening four additional Brinker Concept Restaurants and incremental depreciation on the corporate headquarters build-out partially offset by a $500,000 decrease in preopening expenses. During fiscal 2000, preopening expenses amounted to approximately $900,000.

      Loss on Abandonment of Sal & Vinnie's. The Company closed the only Sal & Vinnie's in late fiscal 2000 and abandoned the restaurant property in return for lease termination. This transaction resulted in a loss of approximately $2.0 million in fiscal 2000.

      Interest Expense. Interest expense increased $1.0 million, or 7.4%, to $15.0 million in fiscal 2000 from $14.0 million in fiscal 1999. This increase was attributable to new FFCA Loans entered into since 1999. Interest was approximately $10.9 million on the Senior Notes, $3.9 million on the FFCA Loans and $0.2 million from the Company's line of credit during fiscal 2000.

      Income Tax Benefit. In fiscal 2000, the Company recorded a benefit for income taxes of $115,000 on a loss before income tax expense of approximately $3.5 million. The decrease in the benefit resulted primarily from improved financial performance and the non-deductibility of goodwill associated with the Acquisition.

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

      Operating Expenses. Operating expenses increased by $63.2 million, or 68.9%, to $154.8 million in fiscal 1999 from $91.6 million in fiscal 1998. Expressed as a percentage of net sales, operating expenses increased to 57.8% in fiscal 1999 from 57.0% in fiscal 1998. The dollar increase was primarily attributable to the inclusion of Bertucci's for twelve months in 1999 but for approximately five months in 1998 as a result of the Acquisition. The percentage increase was primarily attributable to increased hourly labor costs driven by a tight labor market and mandated Federal and state minimum wage increases, as well as to increased labor costs arising from increased staffing of restaurant-level management implemented to strengthen restaurant operations.

      General and Administrative Expenses. General and administrative expenses increased $6.8 million, or 78.2%, to $15.4 million in fiscal 1999 from $8.6 million in fiscal 1998. Expressed as a percentage of net sales, general and administrative expenses increased to 5.8% in 1999 from 5.4% in fiscal 1998. The dollar increase was primarily due to the Acquisition as well as new rental payments for the Company's headquarters. The percentage increase was primarily attributable to increased general and administrative staffing, particularly increases in payroll, training and recruitment costs related to hiring additional restaurant managers to better staff the Company's restaurants.

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

      Change in Accounting Principle. The Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5) as of the first day of fiscal 1999. Upon adoption, the Company incurred a pre-tax cumulative effect of a change in accounting principle of approximately $1.1 million. Net of income taxes, the expense was approximately $0.7 million. This charge was primarily for the write-off of unamortized preopening costs which were previously amortized over the 12-month period subsequent to a restaurant opening. Effective with the first day of fiscal 1999, the Company expenses all preopening costs as incurred. The costs are included in Deferred Rent, Deprecation, Amortization and Preopening expenses in the accompanying Statement of Operations.

Liquidity and Capital Resources

      The Company has met its capital expenditures and working capital needs through a combination of operating cash flow, borrowings under the FFCA Loans, bank borrowings, the sale of the Senior Notes and the sale of Common Stock.

      Fiscal Year Ended January 3, 2001. Net cash flows from operating activities were $10.4 million for fiscal 2000 as compared to $6.5 million for fiscal 1999. Net loss from operations for this period was $3.4 million and the non-cash reconciling items of deferred rent, depreciation, amortization, deferred taxes and non-cash loss on the Sal & Vinnie's abandonment increased cash flows by $19.5 million. This compares favorably by approximately $3.0 million to the results in 1999. The Company believes the 53rd week of operations accounts for approximately $500,000 of the favorable variance which includes incremental cash from operations of approximately $1.3 million offset by an $800,000 increase in prepaid expenses, mostly prepaid rents, applied to fiscal 2001. Accrued expenses decreased by $4.6 million mostly as a result of a reduction of accrued payroll, restaurant closing reserves and occupancy expenses which were partially offset by an increase in accrued taxes. The Company also used cash from operations to increase working capital needs for four newly developed restaurant locations. Net cash used in investing activities for fiscal 2000 was $12.1 million. Approximately $14.5 million was used for developing, building and opening new restaurants, paying franchise fees, acquiring liquor licenses and for capital additions at existing restaurants including a point of sale ("POS") computer upgrade at half of the Bertucci's locations. The sale of four Bertucci's restaurants accounted for approximately $1.7 million of cash inflow in addition to $648,000 of cash provided by the sale of an adjacent parcel of land to one of the Chili's properties and the sale of a liquor license (the Company maintained a beer and wine license) at a Bertucci's location. Net cash provided by financing activities was $1.8 million for fiscal 2000. During this period, $3.8 million was borrowed from FFCA Acquisition Corporation ("FFCA") for new restaurant mortgages (Note 7 of the consolidated financial statements), $1.8 million was used for repaying principle on FFCA mortgages and approximately $0.2 was used for capital lease payments and the purchase of common shares to treasury.

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

      The Company's capital expenditures were $14.2 million, $19.0 million and $19.4 million, for fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, capital expenditures for maintenance and repair of the Company's restaurants and the new POS implementation were approximately $6.9 million. The remainder of the capital spending was directly associated with new restaurant development. The company expects to open four to five Bertucci's restaurants in 2001 and no Brinker Concept Restaurants due to the pending Brinker Sale in Fiscal Year 2001.

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

      As of January 3, 2001, the Company had approximately $141.3 million of consolidated indebtedness, including $100.0 million of indebtedness pursuant to the Senior Notes, $41.3 million of borrowings under the FFCA Loans and $37,000 of capital lease obligations. In addition, the Company has a Senior Bank Facility in the amount of $20.0 million. As a January 3, 2001, the Company had no amounts outstanding under this facility. Significant liquidity demands will arise from debt service on the Senior Notes, the FFCA Loans and borrowings, if any, under the Senior Bank Facility. The Brinker Sale includes the assumption of all of the Company's FFCA Loans which are associated solely with the Brinker Concept Restaurants (as of the time of this filing, there are no FFCA Loans associated with Bertucci's).

      The Senior Notes bear interest at the rate of 10 3/4% per annum, payable semi-annually on January 15 and July 15, with payments that commenced on January 15, 1999. The Senior Notes are due in full on July 15, 2008. From July 15, 2003 through July 15, 2006, the Company may, at its option, redeem any or all of the Senior Notes at face value, plus a declining premium, which begins at approximately 5%. After July 15, 2006, the Senior Notes may be redeemed at face value. In addition, anytime through July 15, 2001, the Company may redeem up to 35% of the Senior Notes, subject to restrictions, with the net proceeds of one or more equity offerings, meeting certain criteria, at a redemption price of 110.75% of their principal amount. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101%. Pursuant to the Indenture that governs the Senior Notes (the "Indenture"), the Company has one year from the date of the Brinker Sale to determine how it shall use the proceeds from the Brinker Sale. See Note 7 to the Consolidated Financial Statements.

      On August 6, 1997, the Company's wholly owned limited partnership NERC Limited Partnership ("NERCLP") entered into a loan agreement with FFCA in the aggregate amount of $22.4 million, evidenced by promissory notes maturing on various dates from September 2002 through September 2017, with interest at 9.67% per annum. NERCLP mortgaged 17 restaurant properties to FFCA as collateral for these initial FFCA Loans. On or about August 28, 1997, NERCLP obtained additional financing from FFCA in the aggregate amount of $1.9 million, evidenced by promissory notes maturing on various dates from September 2007 through September 2017, with interest at 9.701% per annum. These additional FFCA Loans were collateralized by mortgages on three restaurant properties. Between July 2, 1998 and December 10, 1998, a second wholly owned limited partnership of the Company, NERC Limited Partnership II, obtained additional financing from FFCA in the aggregate amount of $5.7 million, evidenced by promissory notes maturing on various dates from January 2006 to January 2019, with interest rates ranging from 8.440% to 9.822% per annum. During 1999, the company obtained FFCA Loans of $11.3 million which were collateralized by mortgages on eight combined Chili's and On The Border properties. During 2000, the Company obtained FFCA Loans of $3.8 million which were collateralized by mortgages on three combined Chili's and On The Border properties. For the years ended January 3, 2001 and December 30, 1999 interest related to the FFCA Loans was $3.9 million and $3.0 million, respectively. The Brinker Sale includes the assumption of FFCA Loans associated with the Brinker Concept Restaurants. See Notes 1 and 7 to the Consolidated Financial Statements.

      The Senior Bank Facility consists of a revolving credit facility providing for revolving loans to the Company in an aggregate principal amount not to exceed $20.0 million and includes a $1.0 million sub-limit for the issuance of letters of credit for the account of the Company. The Senior Bank Facility expires in August 2001 and is secured by tangible and intangible assets of the Company but is not secured by a security interest in any liquor licenses held by the Company or any of its subsidiaries (or in the equity securities of any such subsidiary directly holding such licenses). The Senior Bank Facility contains certain financial covenants with which the Company was in compliance at the end of fiscal 2000. See Note 5 to the Consolidated Financial Statements.

      The Company believes that a combination of cash flow generated from its operations, together with available borrowings under the Senior Bank Facility, proceeds from the Brinker Sale and loans from restaurant industry institutional lenders and similar secured indebtedness, should be sufficient to fund its debt service requirements, lease obligations, working capital needs, current expected capital expenditures and other operating expenses for the next twelve months. The Company's future operating performance and ability to service or refinance the Senior Notes and the Senior Bank Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

Effect of Recently Issued Accounting Standards

      In April 1998, the AICPA issued its Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Application of SOP 98-5 is as of the beginning of the fiscal year in which it is first adopted and is reported as a cumulative effect of a change in accounting principle.

      The Company adopted SOP 98-5 as of the first day of fiscal 1999. Upon adoption, the Company incurred a pre-tax cumulative effect of a change in accounting principle of approximately $1.1 million. This charge was primarily for the write-off of unamortized preopening costs which were previously amortized over the 12-month period subsequent to a restaurant opening.

New Accounting Pronouncements

      In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

      In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities - An amendment of FASB Statement No. 133, which amended SFAS no. 133 and added guidance for certain derivative instruments and hedging activities. The new standard, SFAS No. 133 as amended by SFAS No. 138, requires recognition of all derivatives as either assets or liabilities at fair value. One of the primary amendments to SFAS No. 133 that is covered by SFAS No. 138 establishes an exemption for normal purchases and normal sales that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The Company has completed its analysis and review of contracts associated with the adoption of this standard and has determin3ed that the adoption of this standard will not have a material impact on the Company's fiscal position or results of operations.

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

      Substantial Leverage; Potential Inability to Service Indebtedness. As a result of the Acquisition, the Company is highly leveraged. At the end of fiscal 2000, the Company's aggregate outstanding indebtedness was $141.3 million, the Company's shareholders' equity was $4.1 million and the Company's working capital deficit, deficiency of earnings to fixed charges and losses were $16.3 million, $3.5 million and $3.4 million, respectively. The Company's ratio of earnings to fixed charges for fiscal 2000 was 0.8 times.

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

      If the Company is required to reduce or delay capital expenditures, the Company may fail to meet its obligations under its Area Development Agreements, under which the Company is required to open three new Chili's restaurants each year in accordance with a specified schedule over approximately the next three years. A breach under the Area Development Agreements may cause the Company to lose its exclusive right to develop Chili's restaurants in Connecticut, New Hampshire, Maine, Massachusetts, Rhode Island, Vermont and Westchester County, New York. A breach under the Area Development Agreements could also constitute a default under the Senior Bank Facility and the FFCA Loans, permitting the applicable lender to declare all amounts due thereunder immediately due and payable. The Brinker Sale will alleviate the requirement to meet area development agreements and subsequent FFCA issues resulting from same.

      Restrictive Debt Covenants. The Indenture for the Senior Notes, the Senior Bank Facility and the FFCA Loans impose significant operating and financial restrictions on the Company (and its subsidiaries). Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, sell certain assets, enter into certain transactions with affiliates, or engage in certain mergers or consolidations involving the Company. In addition, the Senior Bank Facility and the FFCA Loans contain other and more restrictive covenants and require the Company (and its subsidiaries) to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests may be affected by events beyond its control, and there can be no assurance that the Company will meet such tests. These restrictions could limit the ability of the Company to obtain future financing, make needed capital expenditures, withstand a future downturn in its business or the economy, or otherwise conduct necessary corporate activities. A failure by the Company to comply with the restrictions contained in the Indenture, the FFCA Loans or the Senior Bank Facility could lead to a default under the terms of the Indenture, the FFCA Loans or the Senior Bank Facility. In the event of a default, the applicable lender could elect to declare all amounts borrowed pursuant thereto, and all amounts due under other instruments (including but not limited to the Indenture, the FFCA Loans or the Senior Bank Facility, as applicable) that may contain cross-acceleration or cross-default provisions may also be declared to be, immediately due and payable, together with accrued and unpaid interest, and the lenders could terminate all commitments thereunder. In such event, there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company. In addition, the indebtedness of the Company or its subsidiaries under the FFCA Loans and Senior Bank Facility is secured by a substantial portion of the assets of the Company or its subsidiaries and, upon the occurrence of a default and the acceleration of such indebtedness, the holders of such indebtedness could seize such assets and sell them as a means to satisfy all or part of such indebtedness. The Senior Bank Facility also contains provisions that prohibit any modification of the Indenture in any manner adverse to the senior lenders and that limit the Company's ability to refinance the Senior Notes without the consent of such senior lenders. The reduced size of the Company as a result of the Brinker Sale may further affect the Company's ability to satisfy the debt covenants.

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

      Potential Inability to Manage Geographic Expansion. All of the restaurants operated by the Company prior to the Acquisition were located in New England. As a result of consummation of the Acquisition, nearly one-third of the Company's restaurants were outside of New England. As of this filing, and partially as a result of closing seventeen restaurants outside New England, approximately 20% of the Company's restaurants are currently outside of New England. Furthermore, approximately 33% of Bertucci's are located outside of New England. The ability of the Company's management to effectively recognize and account for diverse regional conditions and to manage restaurants that are geographically remote will be critical to the success of the Company. Any inability of the Company to successfully manage its geographic expansion may have a material adverse effect on the Company.

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

      Pending Brinker Sale. The Company has been an operator of more than 100 restaurants since the Acquisition. The Company invested in, among other things, technology, personnel and facilities to maintain and service more restaurants than will exist after the Brinker Sale. As a result, the Company may not be able to manage the smaller entity efficiently. Furthermore, the Company will reduce from three brands to one single brand, which may affect the Company's site selection criteria. In addition, having only one brand may impact the Company's ability to obtain favorable pricing, and capitalize on other economies of scale. Finally, pursuant to the Indenture that governs the Senior Notes, the Company has one year from the date of the Brinker Sale to determine how it shall use the proceeds from the Brinker Sale. The use of funds could put a significant demand on the Company's liquidity.

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

      Possible Adverse Impact of Economic, Regional and Other Business Conditions on the Company. The Company's business is sensitive to guests' spending patterns, which in turn are subject to prevailing regional and national economic conditions such as interest rates, taxation and consumer confidence. Most of the restaurants owned by the Company are located in the northeastern and Mid-Atlantic United States, with a large concentration in New England. In addition, the Company anticipates substantially all restaurants to be opened in fiscal 2001 will be in states where the Company presently has operations or in contiguous states. As a result, the Company is, and will continue to be, susceptible to changes in regional economic conditions, weather conditions, demographic and population characteristics, consumer preferences and other regional factors.

      Dependence Upon Key Personnel. The Company's business depends upon the efforts, abilities and expertise of its executive officers and other key employees. The Company has no long-term employment contracts with, and does not maintain "key-man" life insurance for, any of its executive officers or key employees. The loss of the services of certain of these executive officers or key employees or the inability to retain key personnel required to effect a successful integration of the Bertucci's business with the Company's business existing prior to the Acquisition would have a material adverse effect on the Company. As a result of the pending Brinker Sale, Richmond A. Brittingham, Vice President of the Company, will no longer be employed by the Company.

      Competition. The restaurant industry is intensely competitive with respect to, among other things, price, service, location and food quality. The Company competes with many well-established national, regional and locally-owned foodservice companies with substantially greater financial and other resources and longer operating histories than the Company, which, among other things, may better enable them to react to changes in the restaurant industry. With respect to quality and cost of food, size of food portions, decor and quality service, the Company competes with casual dining, family-style restaurants offering eat-in and take-out menus, including Applebee's International, Inc., TGI Friday's Inc., a subsidiary of Carlson Hospitality Worldwide, Ruby Tuesday Inc., and as a result of the Acquisition, also competes with Italian-style restaurant concepts such as Uno Restaurant Corporation and Olive Garden Restaurants, a division of Darden Restaurants Inc. Many of the Company's restaurants are located in areas of high concentration of such restaurants. Among other things, the Company also vies with all competitors in attracting guests, in obtaining premium locations for restaurants (including shopping malls and strip shopping centers) and in attracting and retaining employees.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the executive officers and directors of the Company at the time of this filing:

          Name           Age                        Position
          ----           ---                        --------
Benjamin R. Jacobson...   56  Chairman of the Board of Directors, President, Chief
                                Executive Officer and Treasurer
Raymond P. Barbrick....   48  Executive Vice President, President of Bertucci's &
                                Director
Irene Betourne.........   42  Vice President - Training
Richmond A. Brittingham   52  Vice President, President of the Brinker Concept
                                Restaurants
Rosario Del Nero.......   48  Vice President
Lewis P. Holt..........   47  Vice President - Construction
Gregory A. Pastore.....   36  Vice President - Development & General Counsel
Kurt J. Schnaubelt.....   37  Vice President - Finance
Paul J. Seidman .......   44  Vice President - Food & Beverage and Procurement
Stephen F. Mandel, Jr..   45  Director
James J. Morgan........   58  Director
James R. Parish........   54  Director

      Benjamin R. Jacobson. Mr. Jacobson has served as Chairman of the Board of Directors of the Company since 1991 and as President and Chief Executive Officer since October 1999. Since 1989, Mr. Jacobson has served as the Managing General Partner of Jacobson Partners, which specializes in direct equity investments. Mr. Jacobson is a director of Childtime, Inc. and a number of privately-held corporations.

      Raymond P. Barbrick. Mr. Barbrick has been employed in the restaurant industry for 31 years and currently serves as Executive Vice President of the Company, President of Bertucci's and Director. He served as the Company's Vice President of Operations for the Brinker Concept Restaurants from January 1998 until October 1999. Prior to that, he served as Senior Director of Operations, from 1992 through 1997, with responsibility for all of the Company's Chili's restaurants in Connecticut and western Massachusetts. Prior to joining the Company, Mr. Barbrick was employed by Back Bay Restaurant Group, where he held the position of director of regional operations from 1989 to 1992.

      Irene Betourne. Ms. Betourne has been employed in the restaurant industry for 26 years. She has served the Company as Senior Director of Training from 1993 until her promotion to Vice President of Training in October 2000. Ms. Betourne's responsibilities include design and delivery of all training including new restaurant openings, management development, adherence to state mandated education requirements (foodservice safety and sanitation, alcohol service training, etc.) and recruiting. Prior to joining the Company, Ms. Betourne held several positions within the industry including Director of Franchise Operations and Training for Boston Market.

      Richmond A. Brittingham. Mr. Brittingham has been employed in the restaurant industry for 32 years and currently serves as Vice President of the Company and President of the Brinker Concept Restaurants. He served as the Company's Regional Director for the South Region from 1992 until 1999. In such capacity, he was responsible for the operational performance of all the Company's Chili's restaurants in southeastern Massachusetts and Rhode Island. Prior to joining the Company, Mr. Brittingham served as director of operations for Legal Sea Foods Company.

      Rosario Del Nero. Mr. Del Nero has been employed in the restaurant industry for 18 years. He has served as Corporate Executive Chef for Bertucci's since 1992 and was promoted to Vice President of the Company in January 2000. His responsibilities include product and ingredient development, recipe design and documentation, training and quality enhancement. His vast and detailed knowledge of language, food and cuisine, especially those of the Mediterranean, provide for a foundation of authenticity. Mr. Del Nero's previous industry experience, both in the United States and abroad, includes positions as independent restaurateur, culinary arts instructor and food consultant to restaurants and manufacturers.

      Lewis P. Holt. Mr. Holt has been employed in the restaurant industry for 25 years and currently serves as the Company's Vice President of Construction. Mr. Holt's responsibilities include overseeing all phases of building and kitchen design, construction and permitting for all of the Company's restaurants. He is also responsible for overseeing the facilities in of all restaurants including maintenance capital and renovations and remodeling. Mr. Holt has served as Director of Construction for Legal Seafoods of Boston and he held construction and design positions for Pizzeria Uno restaurants. Mr. Holt has been working for the Company since 1992.

      Gregory A. Pastore. Mr. Pastore serves as the Company's Vice President of Development, General Counsel and Secretary. His responsibilities include employee relations, compensation and benefits, risk management, restaurant and alternate venue development, and management of the Company's corporate and legal affairs. Prior to joining the Company in 1999, Mr. Pastore was affiliated with the Boston law firm of Hutchins, Wheeler & Dittmar, where his international practice concentrated on mergers and acquisitions, commercial real estate development and related financing.

      Kurt J. Schnaubelt. Mr. Schnaubelt has been employed in the restaurant industry for 21 years. He has served as the Company's Director of Financial Reporting, Planning and Analysis from January 1999 until March 2001 when he was promoted to Vice President of Finance. His responsibilities include all accounting, finance, reporting, planning and analysis functions as well as Information Technologies. Mr. Schnaubelt has held several other positions in the Company including Assistant Controller, Accounting Manager and Restaurant Manager. His other experience includes serving as the Controller for Quikava, a double drive through coffee and specialty beverage concept located in New England. Mr. Schnaubelt is a Certified Management Accountant and a Certified Financial Manager.

      Paul J. Seidman. Mr. Seidman has been employed in the restaurant industry for 28 years and has served as the Company's Vice President of Food & Beverage and Procurement since January of 1998. Mr. Seidman's responsibilities include all food and beverage specifications, purchasing, and cost control as well as leading the menu and product development team. Mr. Seidman has held numerous positions in the industry, most recently as Vice President of Food & Beverage and Corporate Executive Chef for the Bayport Restaurant Group.

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

      On March 16, 2001, David J. Nace tendered his resignation as Executive Vice President, Chief Financial Officer and Director of the Company.

Term of Directors

      The Company's directors serve in such capacity until the next annual meeting of the shareholders of the Company or until their successors are duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

    The following table summarizes the compensation for the most current three fiscal years for the Company's Chief Executive Officer and each of its four other most highly compensated executive officers (the Chief Executive Officer and such other officers, collectively, the "Named Executive Officers"):

                                     ------------------------------------------------------------------------
                                                      Annual Compensation              Long Term Compensation
---------------------------          ------------------------------------------------------------------------
Name and Principal Position             Salary($)       Bonus($)    Other Annual       Securities Underlying
                                                                   Compensation ($)          Options (#)
---------------------------          --------------   -------------------------------------------------------
Benjamin R. Jacobson             2000        --             --                --             149,599
Chief Executive Officer          1999        --             --                --              49,599
                                 1998        --             --                --              49,599

Raymond P. Barbrick              2000   164,038         75,070             8,400              44,776
Executive Vice President         1999   133,962        108,002             8,100              29,776
                                 1998   109,154         92,344             7,200              24,568

David J. Nace, Sr.               2000   157,692 (a)         --           118,092 (b)              --
Executive Vice President         1999        --             --                --                  --
                                 1998        --             --                --                  --

Paul V. Hoagland                 2000   184,000             --           454,813 (c)          41,635
Executive Vice President         1999   184,000             --            10,378              41,635
                                 1998   171,575 (d)    159,000            88,205 (e)          41,635

Kathleen P. Federico             2000   140,956 (f)     21,449             7,000                  --
Vice President                   1999   131,500         23,449             6,192               5,761
                                 1998        --             --                --                  --

Summary Compensation Table

(a) Mr. Nace tendered his resignation with the Company effective March 16, 2001.
(b)   Includes travel expenses and applicable taxes.
(c) Distribution from the NE Restaurant Company Deferred Compensation Plan. Mr. Hoagland tendered his resignation with the Company on August 31, 2000.
(d) Includes auto lease payments paid by the Company and compensation to cover certain taxes incurred by such officer in connection with the payment by the Company in August 1997 of a dividend and return of capital contribution to shareholders of $8.31 per share and the related repurchase by the Company of certain shares of common stock at $11.63 per share.
(e) Includes $3,252 payable for fiscal 1998 but deferred pursuant to the Non-qualified Deferred Compensation Plan.
(f) Ms. Federico tendered her resignation with the Company on October 13, 2000.

Options Granted in Last Fiscal Year

    The following table sets forth information concerning options granted during fiscal 2000 to each of the Named Executive Officers.

                                                                                          Potential
                                                                                       Realizable Value
                             Number of                                                at Assumed Annual
                             Securities                                                  Stock Price
                             Underlying    % of Total                                  Appreciation for
                              Options      Granted in   Exercise    Expiration          Option Term(c)
       Name                 Granted (a)   Fiscal 2000   Price (b)      Date           5%           10%
Benjamin R. Jacobson          100,000        50.1%       $ 17.51    3/14/2010    $ 1,101,200   $ 2,790,600
Raymond P. Barbrick            15,000         7.5%       $  9.22    3/14/2010    $    86,762   $   220,410
David J. Nace, Sr. (d)         30,000        15.0%       $  9.22    3/14/2010    $   173,523   $   440,820
Paul V. Hoagland                    0         0.0%       $  9.22    3/14/2010    $        --   $        --
Kathleen P. Federico                0         0.0%       $  9.22    3/14/2010    $        --   $        --

(a) Each of the options granted becomes exercisable at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant. Each of the options expires 10 years from the date of the grant. See "Stock Option and Other Plans for Employees--Stock Option Plan."
(b) The exercise price was fixed at the date of the grant and represented the fair market value per share of common stock on such date for those options granted at $9.22. The $17.51 grant reflected the price agreed to by Mr. Jacobson pursuant to the option price at the time of the Acquisition.
(c) In accordance with the rules of the Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and do not reflect the Company's estimates or projections of future prices of the Company's common stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's common stock, the option holders' continued employment through the option period, and the date on which the options are exercised.
(d) Mr. Nace forfeited his options as a result of his resignation on March 16, 2001.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

      The following table sets forth information concerning option exercises during fiscal 2000, and the fiscal year-end value of unexercised options for each of the Named Executive Officers.

                                                                                     Value Of
                                                                                    Unexercised
                                                            Number Of               In-The-Money
                                                            Securities               Options At
                            Shares                         Underlying At           Fiscal Year-End
                         Acquired on      Value           Fiscal Year-End           Exerciseable/
                Name       Exercise    Realized(a)   Exerciseable/Unexercisable   Unexerciseable(b)
Benjamin R. Jacobson          0            $0           37,199   /      112,400         $0/$0
Raymond P. Barbrick           0             0           15,951   /       28,825          0/0
David J. Nace, Sr.            0             0                0   /       30,000          0/0
Paul V. Hoagland              0             0           29,085   /       17,551          0/0
Kathleen P. Federico          0             0                0   /            0          0/0

(a) The amount "realized" reflects the appreciation on the date of exercise (based on the fair market value of the shares on the date of exercise over the purchase price).
(b)   Based upon a price of $9.22

Employment Agreements

      Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. At the date of this filing, the Company is not party to any employment agreements with executive officers.

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

      Options granted to employees under the Stock Option Plan are generally exercisable cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant and options granted to directors thereunder are generally exercisable immediately upon grant. Options granted under the Stock Option Plan to date expire 90 days following the fifth anniversary of the date of the grant. Between September 15, 1997 and December 31, 1997, 331,123 options were granted at a price of $11.63 per share under the Stock Option Plan (of which 11,020 options have been exercised as of January 3, 2001). In addition, between July 21, 1998 and October 19, 1998, 58,429 options were granted at a price of $17.51 per share under the Stock Option Plan of which none have been exercised as of January 3, 2001. During 2000, a total of 199,750 options were granted, including 100,000 at a price of $17.51 per share plus 99,750 options at a price of $9.22 per share. At December 31, 1997, there were 1,316,656 shares of common stock of the Company outstanding. An additional 1,669,966 such shares were issued pursuant to the Equity Investment resulting in 2,986,622 shares of common stock outstanding at December 30, 1998 and also at December 29, 1999. At January 3, 2001, 2,978,955 shares of common stock were outstanding.

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

      Non-qualified Deferred Compensation Plan. The Company had established the NE Restaurant Company Deferred Compensation Plan (the "Non-qualified Deferred Compensation Plan") pursuant to which certain eligible executives of the Company may elect to defer a portion of their salary. The Company maintained an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to The Merrill Lynch Non-qualified Deferred Compensation Plan Trust Agreement, dated December 21, 1993, by and between the Company and Merrill Lynch Trust Company of America, an Illinois corporation, as trustee, for the purpose of paying benefits under the Non-qualified Deferred Compensation Plan.

      The trust assets were held separately from other funds of the Company, but remained subject to claims of the Company's general creditors in the event of the Company's insolvency. In January 2000, the Non-qualified Deferred Compensation Plan was terminated and the balances were paid to the participants.

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

      The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company's general creditors in the event of the Company's insolvency. As of January 3, 2001, there were 20 participants in the plan with a total market value of approximately $316,000.

      401(k). During 1999, the Company maintained two defined contribution plans (the "Bertucci's 401(k) Plan" and the "NE Restaurant 401(k) Plan"). Under the Bertucci's 401(k) Plan, substantially all employees of the Company may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. The Company makes a matching contribution to the 401(k) Plan that is allocated, based on a formula as defined by the 401(k) Plan, to the 401(k) Plan participants. During fiscal 2000, the Company terminated the NE Restaurant 401(k) Plan. As of May 1, 1999 all eligible participants were transferred to the Bertucci's 401(k) Plan in order to consolidate the Plans after the Acquisition. Matching contributions made by the Company for the years ended January 3, 2001, December 29, 1999 and December 30, 1998 were approximately $138,000, $89,000 and $160,000, respectively. Two officers of the Company are also the 401(k) Plan's trustees.

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

Compensation Committee Interlocks and Insider Participation

      Effective as of January 1, 1998, the Board of Directors appointed a Compensation Committee and an Audit Committee. Currently, the Compensation Committee is comprised of Messrs. Jacobson, Mandel and Morgan and the Audit Committee is comprised of Messrs. Parish and Mandel.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information at March 19 2001, with respect to ownership of the Company's common stock $0.01 par value per share (the "Company Common Stock"), by (i) each beneficial owner of five percent or more of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. For the purpose of computing the percentage of the shares of Company Common Stock owned by each person or group listed in this table, shares which are subject to options exercisable within 60 days after March 15, 2001 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Company Common Stock owned by any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown as beneficially owned by them.

                                            Shares
                                         Beneficially   Percent
Name and Address of Beneficial Owner        Owned       of Class
------------------------------------        -----       --------
Puma Limited Partnership(1)                 727,012       24.4%
101 Park Avenue
New York, New York 10176

Thomas R. Devlin(2)                         234,504        7.9%
1313 North Webb Road
P.O. Box 782170
Wichita, Kansas 67206

Benjamin R. Jacobson(3)                     691,872       23.2%
595 Madison Avenue
New York, New York 10022

Stephen F. Mandel, Jr. (4)                   89,602        3.0%

James J. Morgan (5)                          19,162 *

Dennis D. Pedra (6)                         190,670        6.4%

James R. Parish                              11,422 *

Paul V. Hoagland (7)                         78,777        2.6%

Raymond P. Barbrick                           7,467 *

All directors and executive officers as a
group (11 persons)                          756,199       25.4%

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

Shareholders Agreement

      The Company and the current shareholders of the Company are parties to a Shareholders' Agreement, dated as of December 31, 1993 (the "Shareholders Agreement").

      The Shareholders Agreement provides, among other things, that (i) a shareholder may not transfer his or its shares in the Company, whether voluntarily or by operation of law, other than in certain limited circumstances specified therein, including transfers through a right of first refusal procedure, distributions by a partnership to its partners, and gifts, trust contributions or bequests to or in favor of family members, (ii) the Company shall have the option to purchase the shares of any shareholder who is a manager of the Company following the termination of such shareholder's employment with the Company for any reason at a purchase price equal to book value or fair market value depending upon the reason for such termination as permitted under the Indenture, (iii) if the Company fails to exercise its option to purchase as described in the immediately preceding clause (ii), the remaining shareholders shall have the option to purchase the applicable shares, (iv) in certain circumstances, a shareholder seeking to transfer shares shall have the option to require the Company to purchase such shareholder's shares, (v) no transfer of shares may occur unless the transferee thereof agrees to be bound by the terms of the Shareholders Agreement and (vi) all share certificates shall bear customary legends and all share transfers must be in compliance with applicable securities laws.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In consideration of certain financial advisory services provided by Benjamin R. Jacobson to the Company, Mr. Jacobson received from the Company a consulting fee with reimbursement of certain travel and other incidental expenses. The amounts paid to Mr. Jacobson for financial consulting fees were $500,000 paid in 2000 for the services related to year ended January 3, 2001 plus an additional $125,000 paid in 2000 for services performed in 1999. The Company paid Mr. Jacobson $313,000 for the year ended December 29, 1999, $330,000 for the year ended December 30, 1998 and $160,000 for each of the two years ended December 31, 1997, and 1996. In addition, Mr. Jacobson was paid $400,000 for consulting fees associated with obtaining the FFCA mortgages. In connection with the Acquisition, and in lieu of the Company's arrangement with Mr. Jacobson, the Company entered into a financial advisory services agreement with Jacobson Partners, Limited Partnership ("Jacobson Partners"), a limited partnership of which Mr. Jacobson is the managing general partner. Under this agreement, Jacobson Partners will provide various financial advisory services to the Company, including, among other things, assistance in preparing internal budgets, performing cash management activities, maintaining and improving accounting and other management information systems, negotiating financing arrangements, complying with public reporting and disclosure requirements and communicating with creditors and investors. In consideration of these services, the Company has entered into an agreement with Jacobson Partners whereby the Company would pay Jacobson Partners $500,000 per year together with reimbursement of certain travel and other incidental expenses. The Company believes the financial advisory services agreement was made on terms that are no less favorable to the Company than those that could be obtained from an unrelated party. In addition, Jacobson Partners received from the Company a $1.0 million cash fee as compensation for Jacobson Partners' services as financial advisors in connection with the Acquisition and related financing. Jacobson Partners is the sole shareholder of the corporate general partner of JPAF II, which owns approximately 16.1% of the outstanding common stock of the Company. Mr. Jacobson is the Chairman of the Board of Directors of the Company.

      The Company had established the NE Restaurant Company Deferred Compensation Plan (the "Non-qualified Deferred Compensation Plan") pursuant to which certain eligible executives of the Company may elect to defer a portion of their salary. The Company maintained an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to The Merrill Lynch Non-qualified Deferred Compensation Plan Trust Agreement, dated December 21, 1993, by and between the Company and Merrill Lynch Trust Company of America, an Illinois corporation, as trustee, for the purpose of paying benefits under the Non-qualified Deferred Compensation Plan.

      The trust assets were held separately from other funds of the Company, but remained subject to claims of the Company's general creditors in the event of the Company's insolvency. As of December 29, 1999, the two trust account balances for two officers were $475,333 and $671,549, respectively. In January 2000, the Non-qualified Deferred Compensation Plan was terminated and the balances were paid to the participants.

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

      The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company's general creditors in the event of the Company's insolvency. As of January 3, 2001, there were 20 participants in the plan with a total market value of approximately $316,000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements:

            Report of Independent Public Accountants.

            Consolidated Balance Sheets as of January 3, 2001 and December 29, 1999.

            Consolidated Statements of Operations for each of the years ended January 3, 2001, December 29, 1999 and December 30, 1998.

            Consolidated Statements of Stockholders' Equity for each of the years ended January 3, 2001, December 29, 1999 and December 30, 1998.

            Consolidated Statements of Cash Flows for each of the years ended January 3, 2001, December 29, 1999 and December 30, 1998.

            Notes to Consolidated Financial Statements.

      (2)   Financial Statement Schedules:
            Schedule II: Valuation and Qualifying Accounts

      (3)   Exhibit Index

(b)   On November 20, 2000 the Company filed a Current Report on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NE RESTAURANT COMPANY, INC.
                              Registrant


                              By: /s/ Benjamin R. Jacobson
                                 ---------------------------------------------
                                 Benjamin R. Jacobson, Chairman of the Board

                              Date: March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                          DATE
---------                      -----                          ----

/s/ Benjamin R. Jacobson       Chairman of the Board of       March 30, 2001
-------------------------      Directors, President and
Benjamin R. Jacobson           Chief Executive Officer,
                               Treasurer (Principal
                               Executive Officer)

/s/ Raymond P. Barbrick        Executive Vice President,      March 30, 2001
-------------------------      Director
Raymond P. Barbrick

/s/ Kurt J. Schnaubelt         Vice President (Principal      March 30, 2001
-------------------------      Financial Officer and
Kurt J. Schnaubelt             Principal Accounting Officer)

/s/ Stephen F. Mandel          Director                       March 30, 2001
-------------------------
Stephen F. Mandel

/s/ James R. Parish            Director                       March 30, 2001
-------------------------
James R. Parish

                            EXHIBIT LISTING AND INDEX

      Exhibit                           Description
        No.                             -----------
        ---

        2.1* Agreement and Plan of Merger, dated as of May 13, 1998 among Bertucci's, Inc., NE Restaurant Company, Inc. ("NERCO") and NERC Acquisition Corp.

        3.1*   Certificate of Incorporation of NERCO.

        3.2* Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 1, 1998.

        3.3* Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 20, 1998.

        3.4*   By-laws of NERCO.

        3.5* Articles of Incorporation of Bertucci's of Baltimore County, Inc., as amended.

        3.6*   Bylaws of Bertucci's of Baltimore County, Inc.

        3.7*   Articles of Incorporation of Bertucci's of White Marsh, Inc.

        3.8*   Bylaws of Bertucci's of White Marsh, Inc.

        3.9*   Articles of Incorporation of Bertucci's of Columbia, Inc.

       3.10*   Bylaws of Bertucci's of Columbia, Inc.

       3.11*   Articles of Incorporation of Bertucci's of Anne Arundel
               County, Inc.

       3.12*   Bylaws of Bertucci's of Anne Arundel County, Inc.

       3.13*   Articles of Incorporation of Bertucci's of Bel Air, Inc.

       3.14*   Bylaws of Bertucci's of Bel Air, Inc.

       3.15*   Articles of Organization of Sal & Vinnie's Sicilian
               Steakhouse, Inc.

       3.16*   By-Laws of Sal & Vinnie's Sicilian Steakhouse, Inc.

       3.17*   Articles of Organization of Berestco, Inc., as amended

       3.18*   By-Laws of Berestco, Inc.

       3.19* Articles of Organization of Bertucci's Restaurant Corp., as amended

       3.20*   By-Laws of Bertucci's Restaurant Corp.

       3.21*   Articles of Organization of Bertucci's, Inc., as amended

       3.22*   By-Laws of Bertucci's, Inc.

       3.23*   Articles of Organization of Bertucci's Securities Corporation

       3.24*   By-Laws of Bertucci's Securities Corporation

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

        4.7* Form of Stockholders Agreement, dated as of December 31, 1993 between the stockholders of NERCO and NERCO.

        4.8* Form of Stockholders Agreement, dated September 15, 1997 by and among certain stockholders of NERCO and NERCO.

      Exhibit                           Description
        No.                             -----------
        ---

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

       10.6*   Amendment to the Pedra Employment Agreement, dated December
               31, 1993.

       10.7* Amendment to the Hoagland Employment Agreement, dated December 31, 1993.

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

       10.20* Form of Chili's Grill & Bar Restaurant Franchise Agreement between Brinker International, Inc. and NE Restaurant Company, Inc.

       10.21* Financial Advisory Services Agreement, dated July 21, 1998 by and between the Company and Jacobson Partners.

       10.22* Loan Agreement, dated June 30, 1998 by and between FFCA Acquisition Corporation and NERC Limited Partnership II.

       10.23* Form of Promissory Note between FFCA Acquisition Corporation and NERC Limited Partnership II.

      10.28** Second Amendment to the On The Border Restaurant Development Agreement as of May 30, 1999 by and between Brinker International, Inc. and NERCO

      10.29** Primary Distribution Agreement dated as of May 13, 1999 by and between Maines Paper & Food Service, Inc. and NERCO

      10.30**  NERCO Savings and Investment Plan dated as of April 29, 1999

      Exhibit                           Description
        No.                             -----------
        ---

      10.31** NE Restaurant Company, Inc. Executive Savings and Investment Plan dated September 2, 1999

       12.1* Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

       21.1*   Subsidiaries of Registrant.

      27.1(1)  Financial Data Schedule

---------------------
* Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant's registration statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 1998.
** Filed as an Exhibit, with the same Exhibit number to Registrant's quarterly report on form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.

(1)   Filed herewith.

                    Report of Independent Public Accountants

To the Board of Directors of NE Restaurant Company, Inc.:

We have audited the accompanying consolidated balance sheets of NE Restaurant Company, Inc., a Delaware Corporation (the Company), and its subsidiaries as of January 3, 2001 and December 29, 1999, and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for each of the three years in the period ended January 3, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NE Restaurant Company, Inc. and its subsidiaries as of January 3, 2001 and December 29, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2001 in conformity with accounting principles generally accepted in the United States.

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


/s/ Arthur Andersen LLP


Boston, Massachusetts
February 23, 2001

                           NE RESTAURANT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data)

                                                                         January 3,  December 29,
                                                                            2001         1999
                                                                         ----------  ------------
                        ASSETS
Current Assets:
      Cash                                                               $   7,602    $   7,579
      Credit card receivables                                                  838        1,631
      Inventories                                                            1,885        1,804
      Prepaid expenses and other current assets                              2,617          669
      Assets held for sale - short term                                        200        1,848
      Prepaid and current deferred income taxes                              5,433        8,648
                                                                         ---------    ---------
                 Total current assets                                       18,575       22,178
                                                                         ---------    ---------

Property and Equipment, at cost:
      Land and land right                                                    7,858        8,422
      Buildings                                                             12,549       12,200
      Leasehold improvements                                                83,973       76,018
      Furniture and equipment                                               50,455       44,732
                                                                         ---------    ---------
                                                                           154,835      141,372
      Less - Accumulated depreciation                                      (40,196)     (27,662)
                                                                         ---------    ---------
                                                                           114,639      113,710
      Construction work in process                                           2,917        4,300
                                                                         ---------    ---------
                 Net property and equipment                                117,556      118,010

Goodwill, net                                                               28,404       30,682
Deferred Finance Costs, net                                                  8,025        8,761
Liquor Licenses                                                              3,014        3,057
Restricted Investments                                                          --        1,178
Deferred Taxes, noncurrent                                                   6,451        4,295
Other Assets, net                                                            1,569        1,417
                                                                         ---------    ---------
  TOTAL ASSETS                                                           $ 183,595    $ 189,578
                                                                         =========    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Mortgage loans payable - current portion                           $   1,541    $   1,255
      Accounts payable                                                      14,510       14,508
      Accrued expenses                                                      18,817       22,551
      Capital lease obligation - current portion                                37           73
                                                                         ---------    ---------
                 Total current liabiliites                                  34,905       38,387
Line of Credit Loans                                                            --           --
Capital lease obligation, net of current portion                                --           58
Mortgage Loan Payable, net of current portion                               39,737       38,017
Bonds Payable, net of current portion                                      100,000      100,000
Deferred Rent and Other Long-Term Liabilities                                4,887        5,590
                                                                         ---------    ---------
                 Total liabilities                                         179,529      182,052
Commitments and Contingencies
Stockholders' Equity:
      Common stock, $.01 par value
         Authorized -  4,000,000 shares
         Issued - 3,666,370 at January 3, 2001 and December 29, 1999            37           37
      Less - Treasury shares of 687,415 and 679,748 at January 3, 2001
         and December 29, 1999, respectively                                (8,088)      (8,017)
      Additional paid-in capital                                            29,004       29,004
      Accumulated deficit                                                  (16,887)     (13,498)
                                                                         ---------    ---------
                 Total stockholders' equity                                  4,066        7,526
                                                                         ---------    ---------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 183,595    $ 189,578
                                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands except share and per share data)

                                                                             53 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                                                                                January 3,       December 29,      December 30,
                                                                                   2001              1999              1998
                                                                             --------------    --------------    --------------
Net sales                                                                      $   284,933       $   267,665       $   160,805
                                                                               -----------       -----------       -----------

Cost of sales and expenses
      Cost of sales                                                                 74,266            73,860            44,377
      Operating expenses                                                           162,577           154,750            91,596
      General and administrative expenses                                           16,386            15,400             8,639
      Deferred rent, depreciation, amortization and preopening expenses             18,127            17,863            10,921
      Loss on abandonment of Sal & Vinnie's                                          2,031                --                --
                                                                               -----------       -----------       -----------
           Total cost of sales and expenses                                        273,387           261,873           155,533
                                                                               -----------       -----------       -----------

      Income from operations                                                        11,546             5,792             5,272

Interest expense, net                                                               15,050            14,007             8,004
                                                                               -----------       -----------       -----------

      Loss before income tax benefit                                                (3,504)           (8,215)           (2,732)

Income tax benefit                                                                    (115)           (2,357)             (902)

                                                                               -----------       -----------       -----------
      Loss before change in accounting principle                                    (3,389)           (5,858)           (1,830)

Change in accounting principle, net of tax                                              --              (678)               --

                                                                               -----------       -----------       -----------
      Net loss                                                                 $    (3,389)      $    (6,536)      $    (1,830)
                                                                               ===========       ===========       ===========

      Basic and diluted loss per share before change in accounting principle   $     (1.14)      $     (1.97)      $     (0.89)

      Change in accounting principle per share                                          --             (0.22)               --
                                                                               -----------       -----------       -----------

      Basic and diluted loss per share                                         $     (1.14)      $     (2.19)      $     (0.89)
                                                                               ===========       ===========       ===========

Weighted Average Shares Outstanding                                              2,981,414         2,988,050         2,053,692

The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                                              Common Stock          Treasury Stock                                         Total
                                          --------------------  ---------------------                                  Stockholders'
                                          Number of             Number of                Additional Paid   Accumulated   (Deficit)
                                            Shares     Amount     Shares      Amount        In Capital       Deficit      Equity
                                          ---------  ---------  ---------   ---------       ---------       ---------    ---------
Balance December 31, 1997                 2,006,000  $      20   (689,344)  $  (8,017)      $      22       $  (5,132)   $ (13,107)

     Net Loss                                    --         --         --          --              --          (1,830)      (1,830)
     Equity Investment                    1,660,370         17      9,596          --          29,032              --       29,049
                                          ---------  ---------  ---------   ---------       ---------       ---------    ---------
Balance December 30, 1998                 3,666,370         37   (679,748)     (8,017)         29,054          (6,962)      14,112
     Net Loss                                    --         --         --          --              --          (6,536)      (6,536)
     Return of Capital                           --         --         --          --             (50)             --          (50)
                                          ---------  ---------  ---------   ---------       ---------       ---------    ---------
Balance December 29, 1999                 3,666,370         37   (679,748)     (8,017)         29,004         (13,498)       7,526
     Net Loss                                    --         --         --          --              --          (3,389)      (3,389)
     Repurchase of 7,667 shares at $9.23         --         --     (7,667)        (71)             --              --          (71)
                                          ---------  ---------  ---------   ---------       ---------       ---------    ---------
Balance January 3, 2001                   3,666,370  $      37   (687,415)  $  (8,088)      $  29,004       $ (16,887)   $   4,066
                                          =========  =========  =========   =========       =========       =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    NE RESTAURANT COMPANY, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                      (Dollars in thousands)

                                                                  53 Weeks Ended       52 Weeks Ended        52 Weeks Ended
                                                                  January 3, 2001     December 29, 1999    December 30, 1998
                                                                  ---------------     -----------------    -----------------
Cash Flows from Operating Activities
         Net loss                                                    $  (3,389)           $  (6,536)           $  (1,830)
                                                                     ---------            ---------            ---------

         Adjustments to reconcile net loss to net cash provided by
         operating activities:
                  Change in accounting principle                            --                1,135                   --
                  Non-cash loss on abandonment of Sal & Vinnie's         2,031                   --                   --
                  Depreciation, amortization and deferred rent          17,233               16,418               10,921
                  Deferred income taxes                                    245               (2,412)              (1,571)
         Changes in operating assets and liabilities-
                  Refundable and prepaid income taxes                       --                   --               (1,266)
                  Inventories                                             (157)                 260                 (268)
                  Prepaid expenses, receivables and other               (1,165)                (317)                (336)
                  Accrued expenses                                      (3,663)              (4,453)               9,643
                  Accounts payable                                          16                3,072                3,042
                  Other operating assets and liabilities                  (780)                (708)              (1,113)
                                                                     ---------            ---------            ---------
                        Total adjustments                               13,760               12,994               19,052
                                                                     ---------            ---------            ---------
Net cash provided by operating activities                               10,371                6,458               17,222
                                                                     ---------            ---------            ---------

Cash Flows from Investing Activities
         Business acquired, net of cash                                     --                   --              (89,358)
         Additions to property and equipment                           (14,191)             (18,983)             (19,355)
         Land and liquor license sale proceeds                             648                   --                   --
         Proceeds from sale of restaurants and office                    1,648                4,753                   --
         Franchise/development fees paid                                  (230)                (240)                (240)
         Acquisition of liquor licenses                                    (65)                  --                  (64)
         Additions to preopening costs                                      --                   --               (1,954)
                                                                     ---------            ---------            ---------
Net cash used in investing activities                                  (12,190)             (14,470)            (110,971)
                                                                     ---------            ---------            ---------

Cash Flows from Financing Activities
         Borrowings of mortgage loans                                    3,825               11,272                5,677
         Repayments of mortgage loans                                   (1,819)                (995)                (802)
         Financing costs                                                    --                   --               (7,877)
         Return of capital                                                  --                  (50)                  --
         Issuance of common shares                                          --                   --               29,048
         Repurchase of treasury shares                                     (71)                  --                   --
         Principal payments under capital lease obligations                (93)                 (93)                 (89)
         Net payments under lines of credit                                 --                   --              (27,000)
         Issuance of Senior Notes                                           --                   --              100,000
                                                                     ---------            ---------            ---------
Net cash provided by financing activities                                1,842               10,134               98,957
                                                                     ---------            ---------            ---------

Net Increase in Cash                                                        23                2,123                5,208
Cash, beginning of year                                                  7,579                5,456                  248
                                                                     ---------            ---------            ---------
Cash, end of year                                                    $   7,602            $   7,579            $   5,456
                                                                     =========            =========            =========

Supplemental Disclosure of Cash Flow Information:
         Cash paid for interest, net of amounts capitalized          $  10,437            $  13,808            $   3,756
                                                                     =========            =========            =========
         Cash paid for income taxes                                  $     129            $      --            $     457
                                                                     =========            =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                           NE RESTAURANT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 3, 2001

(1)  ORGANIZATION AND OPERATIONS

     NE Restaurant Company, Inc. (the Company) (a Delaware corporation) was incorporated on January 1, 1994. The Company was formed to acquire and operate restaurants located in Massachusetts, New Hampshire, Maine, Vermont, Rhode Island, Connecticut and portions of New York. As of January 3, 2001, the Company operated 40 Chili's and seven On The Border restaurants in five New England states. The restaurants are operated under franchise agreements with Brinker International, Inc. (Brinker) (a Texas corporation). The restaurants offer a full bar and dining service featuring a limited menu of broadly appealing food items prepared daily according to special Chili's and On The Border recipes.

     In July 1998, the Company completed its acquisition of Bertucci's Inc. (Bertucci's), a publicly owned restaurant company. As of January 3, 2001, the Company owned and operated 72 full-service casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria located primarily in the Northeastern and Mid-Atlantic United States. The Company had operated one Sal & Vinnie's Sicilian Steakhouse located in Massachusetts which was also part of the acquisition. During 2000, the Company abandoned the restaurant in exchange for termination of its lease obligation and recorded a $2.0 million loss on abandonment.

     On August 6, 1997, the Company formed a wholly-owned limited partnership, NERC Limited Partnership (NERCLP), to obtain mortgage loans from FFCA Acquisition Corporation (FFCA) discussed below. On April 3, 1998, the Company formed a wholly owned limited partnership, NERC Limited Partnership II (NERCLPII) to obtain the additional FFCA loans, discussed below.

     On November 20, 2000, the Company entered into an agreement to sell to Brinker the Company's Chili's and On The Border Restaurants (collectively, the Brinker Concept Restaurants), all development rights for future Brinker Concept Restaurants and four Chili's restaurants currently under development by the Company (the "Brinker Sale"). Total consideration, including assumption of FFCA Loans, subject to closing adjustments, is approximately $93 million. The Brinker Sale calls for the transition of the 47 franchised restaurant properties including facilities, equipment and management teams to Brinker. Brinker will assume the mortgage debt on the Company's Brinker Concept Restaurants in addition to cash consideration. The Company expects to finalize the Brinker Sale in April 2001. See Management's Discussion and Analysis, pages 12-13 of this report. The assets Brinker is purchasing from the Company are detailed in the table below (dollars in thousands).

                   Assets and Liabilities                      Amount ($000's)
                   ----------------------                      ---------------
Cash                                                               $    530
Inventory                                                               850

Land & land rights                                                    5,876
Buildings                                                             5,953
Leasehold improvements                                               37,692
Furniture and equipment                                              25,201
                                                                   --------
   Sub-Total                                                         74,722
Accumulated depreciation                                            (20,931)
                                                                   --------
   Sub-Total                                                         53,791

Construction work in process                                            338
                                                                   --------
  Net property and equipment                                         54,129

Liquor licenses                                                       1,208

TOTAL ASSETS                                                       $ 56,717
                                                                   ========

Mortgage loans - total including current portion                     41,278

TOTAL LIABILITIES                                                  $ 41,278
                                                                   ========

NET ASSETS                                                         $ 15,439
                                                                   ========

     These assets are recorded in the Company's consolidated balance sheets included in this report. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Change in Year End

     The Company's fiscal year is the 52 or 53-week period ended on the Wednesday closest to December 31st. Fiscal year 2000 presented consists of 53 weeks while each of the other years presented consist of 52 weeks.

(2)  ACQUISITION

     On July 21, 1998, the Company through a wholly owned subsidiary, NE Restaurant Acquisition Corp., completed its acquisition of Bertucci's pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998 (the "Acquisition"). The Company purchased all of the issued and outstanding shares of Bertucci's common stock at a price of $10.50 per share. The total purchase price was $89.4 million. NE Restaurant Acquisition Corp. had no operations prior to the acquisition and was subsequently merged into the Company. In connection with the Acquisition, the Company sold $100,000,000 principal amount of 10 3/4% Senior Notes due July 15, 2008. The net proceeds along with equity financing of approximately $29.0 million were used to consummate the Acquisition, repay certain outstanding indebtedness of the Company and Bertucci's and pay fees and expenses incurred in connection with the financing and the Acquisition.

     The purchase price, including expenses related to the acquisition has been allocated to assets and liabilities based on estimated fair market values on July 21, 1998. The difference between the purchase price and the net assets acquired of $34 million has been recorded as goodwill and is being amortized over 15 years. Amortization expense for the period from the date of Acquisition to December 30, 1998 was approximately $1.0 million, and $2.3 million for each of the years ended December 29, 1999 and January 3, 2001.

     The purchase price has been allocated to assets acquired and liabilities assumed, as follows (dollars in thousands):

Cash                           $    3,669
Accounts receivable                   204
Inventories                         1,204
Other current assets                2,982
Property and equipment             67,976
Assets held for sale                6,601
Other assets                        7,353
Accounts payable                   (3,620)
Accrued liabilities               (12,851)
Line of credit and notes
payable                           (13,525)
Other liabilities                    (929)
                               ----------

      Net assets acquired          59,064

Goodwill                           33,963

Total purchase price               93,027
Cash acquired                      (3,669)
                               ----------

      Net purchase price       $   89,358
                               ==========

     Assets Held for Sale

     The acquisition of Bertucci's included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. The Company sold the former Bertucci's headquarters located in Wakefield, Massachusetts, and closed the Bertucci's test kitchen restaurant located in the former Bertucci's headquarters. The Company also closed 17 other under-performing Bertucci's restaurants. The assets related to these locations, which are primarily property and equipment, have been assigned a value of approximately $6.6 million based on estimated sale proceeds. For the year ended January 3, 2001 and from the date of the Acquisition to January 3, 2001, these locations had combined net sales of approximately $418,000 and $22.1 million and an approximate combined loss from operations of $31,000 and $2.2 million, respectively. Any operating profit or loss related to these locations held for sale has been included in the consolidated statements of income through the date of closing, as the operating locations to be sold had not been identified at the date of the Acquisition. As of January 3, 2001, all of these locations have been closed, including the former Bertucci's headquarters. The Company has received net proceeds from the sale of these assets of approximately $6.4 million since the Acquisition, approximately $1.7 million of which was received in fiscal 2000.

     As of the date of Acquisition, the Company accrued approximately $3.0 million related to closing these locations, consisting of estimated lease commitments beyond the closings and certain exit costs. During fiscal 1999 and 2000, the Company utilized approximately $0.8 million and $2.0 million, respectively, of the store closing reserves. During 2000, the Company accrued an additional $0.5 million of costs related to exiting the final four locations. This accrual was charged to earnings and included in operating expenses in the accompanying statements of income. The accrued costs are included in accrued expenses in each of the consolidated balance sheets presented above.

     The following presents the approximate unaudited pro forma consolidated statements of income of the Company for the years ended January 3, 2001, December 29, 1999 and December 30, 1998. The statements below give pro forma effect to the acquisition of Bertucci's as if the Acquisition, the sale of $100,000,000 principal amount of 10 3/4% Notes and the closing of the restaurant locations discussed above had occurred on January 1, 1998 (dollars in thousands).

                                                                 January 3, 2001    December 29, 1999   December 30, 1998
                                                                 ---------------    -----------------   -----------------
Net sales                                                           $ 284,515           $ 252,920           $ 243,414

Cost of sales and expenses
Cost of sales                                                          74,088              69,483              64,980
Operating expenses                                                    162,077             142,448             139,992
General and administrative expenses                                    16,079              15,721              12,574
Deferred rent, depreciation, amortization and preopening expenses      18,127              17,863              18,167
                                                                    ---------           ---------           ---------
Total costs and expenses                                              270,371             245,516             235,713

   Income from operations                                              14,144               7,404               7,701

Interest expense, net                                                  15,050              14,007              14,474
                                                                    ---------           ---------           ---------

Loss before income taxes                                                 (906)             (6,603)             (6,773)

Income tax provision (benefit)                                            675              (1,826)             (1,838)
                                                                    ---------           ---------           ---------
   Loss before change in accounting principle                          (1,581)             (4,777)             (4,935)
Change in accounting principle, net of tax                                 --                (678)                 --
                                                                    ---------           ---------           ---------
Net loss                                                            $  (1,581)          $  (5,455)          $  (4,935)
                                                                    =========           =========           =========

     In computing the pro forma earnings, earnings have been reduced by the net interest expense on indebtedness incurred in connection with the Acquisition and related amortization of deferred finance costs. In addition, earnings have been increased by the losses incurred by the locations to be closed discussed above and decreased by the amortization of goodwill related to the Acquisition. The pro forma information presented does not purport to be indicative of the results that would have been reported if these transactions had occurred on January 1, 1998 or that may be reported in the future.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassification

     Certain reclassifications have been made to prior year financial statements to make them consistent with the current year's presentation.

     Use of Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the reserve for closing restaurant locations (see Note 2). Actual results could differ from those estimates.

     Inventories

     Inventories are carried at the lower of first-in, first-out cost or market value, and consist of the following (dollars in thousands):

                                                   2000             1999
                                                  ------           ------

     Food                                         $1,186           $1,059
     Liquor                                          614              663
     Supplies                                         85               82
                                                  ------           ------

           Total inventory                        $1,885           $1,804
                                                  ======           ======

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

     Included in furniture and equipment in the accompanying consolidated balance sheets is the opening amount of small kitchen and dining room equipment and utensils including but not limited to pots, pans, dishes, flatware and blenders ("Smallwares"). The Company capitalizes a normal complement of Smallwares for each location prior to the restaurant's opening date and expenses all Smallwares purchased after each store's opening date.

     Long-Lived Assets

     In 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company's long-lived assets consist primarily of goodwill, real estate and leasehold improvements related to its restaurant operations. SFAS No. 121 requires management to consider whether long-lived assets have been impaired by comparing undiscounted future cash flows expected to be generated from utilizing these assets to their carrying amounts. If cash flows are not sufficient to recover the carrying amount of the assets, impairment has occurred and the assets should be written down to their fair market value. Significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity are required to be made by management in order to test for impairment under this standard. For long-lived assets to be disposed of, SFAS No. 121 requires that long-lived assets be reported at the lower of carrying amount or fair value less cost to sell. The November 2000 agreement with Brinker established the expected value for the Company's Brinker Concept Restaurant assets. Based on current facts, estimates and assumptions, management believes that no assets are impaired under this standard and the carrying amount of the Brinker Concept Restaurant assets is recorded at less than the expected value to be received in the transaction. There is no assurance that management's estimates and assumptions will prove correct.

     Land Right

     In 1994, the Company executed an agreement to prepay the rent associated with a 99-year lease for land in Southington, Connecticut. Prepaid rental payments totaled $735,000 and are reflected as a land right in the accompanying consolidated balance sheets. The lease is renewable for an additional 99 years for a payment of $1. This right would be transferred to Purchaser under the terms of the Brinker Sale.

     Capitalized Interest

     The Company capitalizes interest costs during the construction period on capital expenditures funded by debt. Total interest costs incurred and amounts capitalized are as follows (dollars in thousands):

                                       2000           1999          1998
                                       ----           ----          ----

     Total interest expense         $   15,118     $   14,073    $    8,200
     Less - Amount capitalized              68             66           196
                                    ----------     ----------    ----------

           Interest expense, net    $   15,050     $   14,007    $    8,004
                                    ==========     ==========    ==========

     Other Assets

     Other assets are comprised partially of development and franchise fees (see
     Note 10). Development fees are amortized over seven years, and franchise fees are amortized over the life of the franchise agreements (20 years). Accumulated amortization of these assets amounts to approximately $867,212 and $682,543 at January 3, 2001 and December 29, 1999, respectively.

     Other assets also include investments restricted for the payment of certain officers' deferred compensation. These investments are stated at market value at December 29, 1999. There is no recorded deferred compensation at January 3, 2001 as the plan has been terminated. Since these securities were from time to time bought and sold at the discretion of the officers they were classified as trading securities.

     Preopening Expenses

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued its Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 as of the first day of fiscal 1999. Upon adoption, the Company incurred a cumulative effect of a change in accounting principle of approximately $1.1 million (approximately $0.7 million net of tax) in 1999. This charge was primarily to write off unamortized preopening costs that were previously amortized over the 12-month period subsequent to a restaurant opening. These costs primarily consist of costs incurred to develop new restaurant management teams; travel and lodging for both the training and opening unit management teams; and the food, beverage and supplies costs incurred to perform role-play testing of all equipment, concept systems and recipes.

     Accrued Expenses

     Accrued expenses consisted of the following as of January 3, 2001 and December 29, 1999 (dollars in thousands):

                                                2000        1999
                                                ----        ----

        Accrued occupancy costs              $      963  $      897
        Accrued payroll and related benefits      6,372       7,220
        Accrued interest                          5,112       4,999
        Accrued advertising                       1,085       1,692
        Accrued royalties                           654         553
        Unredeemed gift certificates              2,256       2,100
        Accrued income taxes                        286         645
        Store closing reserves                      774       2,282
        Other accrued liabilities                 1,315       2,163
                                             ----------  ----------
        TOTAL                                $   18,817  $   22,551
                                             ==========  ==========

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

     Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, line of credit loans and long-term debt. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The senior bank facility loans bear interest at a variable market rate and therefore, the carrying amount approximates fair value. The fair value of the Company's senior notes and mortgage loans based on quoted market prices for similar issues approximate the current carrying value.

     Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal 1999, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for fiscal 2000, 1999 and 1998 is equal to net income as reported.

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

     New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

     In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133, which amended SFAS no. 133 and added guidance for certain derivative instruments and hedging activities. The new standard, SFAS No. 133 as amended by SFAS No. 138, requires recognition of all derivatives as either assets or liabilities at fair value. One of the primary amendments to SFAS No. 133 that is covered by SFAS No. 138 establishes an exemption for normal purchases and normal sales that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The Company has completed its analysis and review of contracts associated with the adoption of this standard and has determined that the adoption of this standard will not have a material impact on the Company's fiscal position or results of operations.

(4)  INCOME TAXES

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109. The components of the benefit for income taxes for the years ended January 3, 2001, December 29, 1999 and December 30, 1998 are as follows (dollars in thousands):

                                                    2000       1999       1998
                                                    ----       ----       ----
Current -
   Federal                                        $  (329)   $  (277)   $   460
   State                                             (103)      (125)       209
                                                  -------    -------    -------
                                                     (432)      (402)       669
                                                  -------    -------    -------
Deferred -
   Federal                                            242     (1,659)    (1,081)
   State                                               75       (753)      (490)
                                                  -------    -------    -------
                                                      317     (2,412)    (1,571)
                                                  -------    -------    -------
Total benefit for income taxes                       (115)    (2,814)      (902)
Benefit on change in accounting principle              --       (457)        --
                                                  -------    -------    -------
Benefit on continuing loss                        $  (115)   $(2,357)   $  (902)
                                                  =======    =======    =======

     A reconciliation of the amount computed by applying the statutory federal income tax rate of 34% to loss before taxes and change in accounting principle for the years ended January 3, 2001, December 29, 1999 and December 30, 1998 are as follows (dollars in thousands):

                                                                          2000       1999       1998
                                                                          ----       ----       ----
Income tax benefit computed at federal statutory rate                   $  (776)   $(2,793)   $  (929)
State taxes, including expired state benefits, net of federal benefit       108       (485)      (216)
FICA tax credit                                                            (221)      (340)      (210)
Targeted jobs tax credit                                                     --         (2)        (3)
Goodwill amortization                                                       774        774        485
Other                                                                        --         32        (29)
                                                                        -------    -------    -------
Income tax benefit                                                      $  (115)   $(2,814)   $  (902)
                                                                        =======    =======    =======

     Significant items giving rise to deferred tax assets and deferred tax liabilities at January 3, 2001, December 29, 1999 and December 30, 1998 are as follows (dollars in thousands):

                                                 2000        1999        1998
                                                 ----        ----        ----
Deferred tax assets-
  Deferred rent                                $  1,834    $  1,684    $  1,010
  Store closing write downs and liabilities       2,608       6,155       7,467
  Deferred and accrued compensation               1,295         991         549
  Net operating loss carryforwards                5,571       4,169          --
  Accrued expenses and other                      1,584       1,997       1,658
                                               --------    --------    --------
                                                 12,892      14,996      10,684
Deferred tax liabilities-
  Accelerated tax depreciation                      (67)     (1,656)       (971)
  Preopening expenses                                --          --        (344)
  Liquor licenses                                  (418)       (397)       (119)
  Other                                            (523)         --          --
                                               --------    --------    --------
                                                 (1,008)     (2,053)     (1,434)
                                               --------    --------    --------

Total net deferred tax assets                  $ 11,884    $ 12,943    $  9,250
                                               ========    ========    ========

Current portion                                $  5,433    $  8,648    $  9,265
                                               ========    ========    ========

Noncurrent portion                             $  6,451    $  4,295    $    (15)
                                               ========    ========    ========

     As of January 3, 2001, the Company had net operating loss carryforwards for federal purposes of approximately $13.8 million that are subject to review by the Internal Revenue Service. The net operating loss carryforwards begin to expire in 2014 and are subject to limitations on their use in any one year if there should be a change in control of the Company.

     No valuation allowance has been provided as the Company believes it is more likely than not that all of the net deferred tax assets will be realized.

(5)  SENIOR BANK FACILITY

     During 1998, the Company entered into the Senior Bank Facility with BankBoston, N.A. and Chase Bank of Texas, N.A (the Banks). The Senior Bank Facility replaced the existing line of credit loans between the Company and BankBoston. The Senior Bank Facility is secured by substantially all the tangible and intangible assets of the Company and its subsidiaries, other than NERCLP and NERCLP II. The Senior Bank Facility is in effect until August 2001, under which the Company may borrow up to $20,000,000 and will include a $1,000,000 sub-limit for the issuance of letters of credit. The Company pays a commitment fee of 0.5% on the aggregate undrawn portion of the Senior Bank Facility. Borrowings bear interest at the Company's option of either, the LIBOR rate, as defined in the agreement, plus an applicable margin based on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization, deferred rent and preopening expenses (EBITDA), or the Base Rate, as defined in the agreement, plus an applicable margin based on the Company's ratio of debt to EBITDA. The weighted average interest rate on the line of credit loans and the Senior Bank Facility during months with outstanding borrowings in 2000 and 1999 was 10.59% and 9.27%, respectively. No borrowings were outstanding as of January 3, 2001 and December 29, 1999.

     The loan agreement contains various restrictive covenants that, among other thing, require the Company to comply with specified financial ratios and tests, including minimum interest coverage, minimum fixed charge coverage, and maximum leverage ratios, minimum net worth levels and maximum capital expenditure amounts. The Company was in compliance with these covenants at January 3, 2001.

(6)  CAPITAL LEASE OBLIGATION

     During 1996, the Company entered into a capital lease for restaurant equipment. At the expiration of the lease in 2001, the Company may purchase the equipment at the then fair market value.

     The minimum lease payments due under the lease as of January 3, 2001 are as follows (dollars in thousands):

      Year-
      2001                                                             $38

      Less--Interest                                                     1
                                                                       ---
      Net Total                                                        $37
                                                                       ===
      Current portion of obligation                                    $37
                                                                       ===
      Long-term portion of obligation                                  $--
                                                                       ===

(7)  MORTGAGE LOANS AND NOTES PAYABLE

     On August 6, 1997, NERCLP entered into a loan agreement (the Loan Agreement) with FFCA in the aggregate amount of $22,400,000 (the Initial FFCA Loans), evidenced by promissory notes maturing on various dates from September 2002 through September 2017, with interest at 9.67% per annum. Proceeds from the FFCA Loans were used to pay the Company for real estate assets sold and transferred to NERCLP. The Company then used the sale proceeds to make certain payments to its shareholders (see Note 13). NERCLP mortgaged 17 restaurant properties to FFCA as collateral for the Initial FFCA Loans. On or about August 28, 1997, NERCLP obtained additional financing from FFCA in the aggregate amount of $1,850,000 (the 1997 Additional FFCA Loans), evidenced by promissory notes maturing on various dates from September 2007 through September 2017, with interest at 9.701% per annum. The 1997 Additional FFCA Loans were collateralized by mortgages on three restaurant properties. Between July 2, 1998 and December 10, 1998, NERCLPII obtained additional financing from FFCA in the aggregate amount of $5,677,000 (the 1998 Additional FFCA Loans, which together with the Initial FFCA Loans and the 1997 Additional

     FFCA Loans are hereinafter referred to as the FFCA Loans), evidenced by promissory notes maturing on various dates from January 2006 to January 2019, with interest rates ranging from 8.440% to 9.822% per annum. The 1998 Additional FFCA Loans were collateralized by mortgages on 4 restaurant properties. During 2000, the Company obtained FFCA loans totaling $3.8 million collateralized by mortgages on three restaurant properties. The net book value of all properties covered by mortgages granted to FFCA on the dates of borrowing was $45.2 million. For the years ended January 3, 2001 and December 29, 1999 interest related to the FFCA Loans was $3.9 and $3.0 million, respectively.

     The Loan Agreements with FFCA contain restrictive covenants that requires the maintenance of Fixed Charge Coverage Ratios of 1.25:1, as determined on each December 31, with respect to each of the FFCA mortgaged restaurant properties individually. Fixed Charge Coverage Ratio is defined in the Loan Agreement to mean the ratio of (a) the sum of net income, depreciation and amortization, interest expense and operating lease expense, less a corporate overhead allocation equal to 5% of gross sales, for an FFCA mortgaged restaurant property to (b) the sum of FFCA debt service payments, equipment lease and equipment loan payments and ground lease rental payments for such restaurant property. If the Fixed Charge Coverage Ratio is not achieved by any individual restaurant, the Company is required to pay FFCA an amount sufficient to comply with the Fixed Charge Coverage Ratio. The Company was in compliance with these covenants as of January 3, 2001.

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

     The loan payments due under the FFCA loans and the Notes as of January 3, 2001 are as follows (dollars in thousands):

      Year Ending:
        2001                   $    1,541
        2002                        1,671
        2003                        1,726
        2004                        1,842
        2005                        1,874
        Thereafter                132,625
                               ----------

                               $  141,279
                               ----------

     The Brinker Sale includes the transfer to Brinker of all debt due and payable to FFCA by the company.

(8)  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company has entered into numerous lease arrangements, primarily for restaurant land, equipment and buildings, which are noncancelable and expire on various dates through 2028.

     Some operating leases contain rent escalation clauses whereby the rent payments increase over the term of the lease. Rent expense includes base rent amounts, percentage rent payable periodically, as defined in each lease, and rent expense accrued to recognize lease escalation provisions on a straight-line basis over the lease term. Rent expense recognized in operating expenses in the accompanying consolidated statements of income was approximately $15,061,000, $15,938,000 and $10,292,000 for the years ended January 3, 2001, December 29, 1999 and December 30, 1998, respectively. The excess of accrued rent over amounts paid is classified as deferred rent in the accompanying consolidated balance sheets.

     The approximate minimum rental payments due under all noncancelable operating leases as of January 3, 2001 are as follows (dollars in thousands):

       Year-
         2001                         $   15,618
         2002                             14,895
         2003                             13,025
         2004                             12,137
         2005                             11,441
         Thereafter                       63,797
                                      ----------

                                      $  130,913
                                      ----------

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

(9)  RELATED PARTIES

     Under the terms of the corporation agreements, the stockholders have consented to the payment of an ongoing financial consulting fee to Jacobson Partners, Limited Partnership ("Jacobson Partners"), a stockholder of the corporation. The amounts paid to Jacobson Partners for financial consulting fees were $625,000, $313,000 and $330,000 for the years ended January 3, 2001, December 29, 1999 and December 30, 1998, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of income. In addition, during fiscal 1998, Jacobson Partners was paid $400,000 for consulting fees associated with obtaining the above mentioned mortgages and $1,000,000 for consulting fees related to the Acquisition and related financing.

     The Company had a nonqualified deferred compensation plan (the Plan) for certain officers and management personnel, which allowed them to defer receiving a portion of their compensation. This compensation was not taxable to the employee or deductible to the Company for tax purposes until the compensation was paid. An officer of the Company, who was also a participant in the Plan, was the trustee of the Plan.

(10) FRANCHISE AND DEVELOPMENT AGREEMENTS

     All of the Company's Chili's and On the Border restaurants operate under franchise agreements with Brinker. The agreements provide, among other things, that the Company pay an initial franchise fee of $40,000 per restaurant and a royalty fee of approximately 4% of sales. The initial franchise fee is payable in two installments of $20,000. The first installment is due on or before the construction commencement date. The second installment is due at least 10 days prior to the date on which the restaurant opens for business. The initial franchise fees are capitalized and amortized over the term of the franchise agreement. Royalty fees averaged 3.8% of Brinker Concept Restaurant sales in 2000, 1999 and 1998. In addition, the Company is required to pay an advertising fee to Brinker of .5% of sales and spend an additional 2.0% of sales on local advertising. In return, Brinker is obligated to provide certain support for restaurant operations, site selection and promotion. Royalty and advertising fees are expensed as incurred. In addition, according to the franchise agreements, the Franchisor may require the Company to pay an additional amount of advertising. The Franchisor required all franchisees to pay an additional 1.0% of net sales from September 2000 through June 2001.

     In 1991, the Company entered into a development agreement with Brinker whereby the Company was granted the exclusive right to develop additional Chili's franchises within a certain geographic territory. In 1995, the Company paid $150,000 to renew the agreement. The Company is required to develop a certain number of Chili's restaurants during the term of the agreement in order to maintain its exclusive development rights. In fiscal 2000, the Company paid an additional $150,000 to renew the area development agreement through 2005. Brinker will repay $150,000 to the Company as part of the Brinker Sale.

     Also during 1995, the Company paid $50,000 to Brinker in exchange for both the right to open its first On The Border franchise and the option to enter into an On The Border development agreement in the future. In 1997, the Company elected the option to enter into the On The Border development agreement, and the above $50,000 fee was applied against the cost of the development agreement. The On The Border development agreement expired after the announcement of the Brinker Sale.

     The Company expects the franchise and area development rights to be terminated pursuant to the Brinker Sale.

(11) 401(K) PROFIT SHARING PLAN AND DEFERRED COMPENSATION PLAN(S)

     The Company maintains two defined contribution plans: the Bertucci's 401(k) Plan and the NE Restaurant 401(k) Plan. Under the Bertucci's 401(k) Plan, substantially all employees of the Company may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. The Company makes a matching contribution to the Bertucci's 401(k) Plan that is allocated, based on a formula as defined by the Bertucci's 401(k) Plan, to the Bertucci's 401(k) Plan participants. The Company is currently in the process of terminating the NE Restaurant 401(k) Plan and as of May 1, 1999 all eligible participants were transferred to the Bertucci's 401(k) Plan in order to consolidate the Plans after the Acquisition. In connection with the termination of the NE Restaurant 401(k) Plan, all amounts became fully vested. Matching contributions made by the Company for the years ended January 3, 2001, December 29, 1999 and December 30, 1998 were approximately $138,000, $89,000 and $160,000, respectively. Prior to the termination of the NE Restaurant 401(k) Plan, two officers of the Company were also the NE Restaurant 401(k) Plan's trustees.

     The Company had established the NE Restaurant Company Deferred Compensation Plan (the Nonqualified Deferred Compensation Plan) pursuant to which certain eligible executives of the Company may elect to defer a portion of their salary. The Company maintained an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to The Merrill Lynch Nonqualified Deferred Compensation Plan Trust Agreement, dated December 21, 1993, by and between the Company and Merrill Lynch Trust Company of America, an Illinois corporation, as trustee, for the purpose of paying benefits under the Nonqualified Deferred Compensation Plan.

     The trust assets were held separately from other funds of the Company, but remained subject to claims of the Company's general creditors in the event of the Company's insolvency. As of December 29, 1999, the two trust account balances for two officers were $475,333 and $671,549, respectively. In January 2000, the Nonqualified Deferred Compensation Plan was terminated and the balances were paid to the participants.

     During 1999, the Company has also established the NE Restaurant Company, Inc. Executive Savings and Investment Plan (the Executive Savings and Investment Plan) to which highly compensated executives of the company may elect to defer a portion of their salary and or earned bonus. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments nonqualified deferred compensation plan trust agreement, dated September 20, 1999. The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under nonqualified deferred compensation plan.

     The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company's general creditors in the event of the Company's insolvency. As of January 3, 2001, there were 20 participants in the plan with a total market value of approximately $316,000.

(12) STOCK OPTION PLAN

     On September 15, 1997, the Board of Directors of the Company established the 1997 Equity Incentive Plan, which included a nonqualified stock option plan (the Option Plan), for certain key employees and directors. The Option Plan is administered by the Board of Directors of the Company and may be modified or amended by the Board of Directors in any respect.

     Between September 15, 1997 and December 4, 1997, 331,123 options were granted. Between July 21, 1998 and October 19, 1998, 58,429 options were granted. During 1999, 36,110 options were granted. During fiscal 2000, 199,750 options were granted. The options are exercisable as follows:

         Two years beyond options grant date                       25%
         Three years beyond option grant date                      50%
         Four years beyond option grant date                       75%
         Five years beyond option grant date                      100%

     The Company accounts for the Option Plan under APB Opinion No. 25, under which no compensation cost has been recognized since the options are granted at fair market value.

     Had compensation cost for the Option Plan been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net loss and earnings per share would have been reduced to the following pro forma amounts:

                                     2000       1999       1998
                                     ----       ----       ----
          Net loss, in thousands
            As reported            $(3,389)   $(6,536)   $(1,829)
            Pro Forma              $(3,563)   $(6,801)   $(2,051)

          Loss per share
            As reported            $ (1.14)   $ (2.19)   $ (0.89)
            Pro Forma              $ (1.14)   $ (2.19)   $ (0.89)

     Potentially dilutive shares are excluded from dilutive shares outstanding for the years ended December 30, 1998, December 29, 1999 and January 3, 2001 because they are anti-dilutive due to the losses of the Company. The number of potentially dilutive shares excluded from the earnings per share calculation was 2,981,414, 2,988,050 and 2,053,692 for the years ended December 30, 1998, December 29, 1999 and January 3, 2001, respectively.

     A summary of the Option Plan activity for the years ended January 3, 2001 and December 29, 1999 and December 30, 1998 is presented in the table and narrative below.

                                                             2000                    1999                  1998
                                                             ----                    ----                  ----
                                                     Weighted                Weighted              Weighted
                                                      Average    Exercise     Average   Exercise    Average    Exercise
                                                      Shares      Price       Shares     Price      Shares      Price
Outstanding at beginning of year                      414,642    $  12.84     378,532   $  12.67    331,123    $  11.63
Granted                                               199,750    $  13.37      36,110   $  15.00     58,429    $  17.51
Exercised                                                  --    $     --          --   $     --    (11,020)   $ (11.63)
Forfeited                                            (163,141)   $ (13.02)         --   $     --         --    $     --
Expired                                                    --    $     --          --   $     --         --    $     --
                                                -----------------------------------------------------------------------
Outstanding at end of year                            451,251    $  13.01     414,642   $  12.84    378,532    $  12.67
                                                =======================================================================

Exercisable at end of year                            131,899    $  13.06      80,026   $  11.63         --    $     --

Weighted average fair value of each option granted               $   3.53               $   3.28               $   3.24

     The 451,251 options outstanding at January 3, 2001 have a remaining weighted average contractual life of approximately five years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000: weighted average risk-free interest rates of 6.31%, weighted average expected lives of five years and expected volatility of 0%. The weighted average risk-free interest rates used were 5.66% for 1999 and 5.29% for 1998.

(13) STOCKHOLDERS' EQUITY

     In August 1997, the Company made a dividend and return of capital payout to shareholders of $8.31 per share from additional paid-in capital, with the excess payout being charged to retained earnings. In addition, the Company repurchased 716,429 shares of common stock at $11.63 per share. The Company's repurchase of shares of common stock was recorded as treasury stock, at cost, and resulted in a reduction of stockholders' equity (deficit). During 1999, the Company returned capital of $50,000 that was previously paid into the Company from two employees. During 2000, the Company repurchased 7,667 shares at $9.23 per share from a previous shareholder. The transaction is reflected in treasury stock on the accompanying statement of financial position.

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

     The following are the 2000 consolidating financial statements of the combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries:

                               NE RESTAURANT COMPANY, INC.
                    CONSOLIDATING BALANCE SHEETS AS OF JANUARY 3, 2001
                                  (Dollars in thousands)

                                                               Combined              Combined
                                                               Guarantor          Non-Guarantor
                                                             Subsidiaries          Subsidiaries           Consolidated
                                                             ------------          ------------           ------------
                          ASSETS
Current Assets:
      Cash                                                     $   7,602             $      --             $   7,602
      Credit card receivables                                        838                    --                   838
      Inventories                                                  1,885                    --                 1,885
      Prepaid expenses and other current assets                    2,617                    --                 2,617
      Assets held for sale - short term                              200                    --                   200
      Prepaid and current deferred income taxes                    5,433                    --                 5,433
                                                               ---------             ---------             ---------
              Total current assets                                18,575                    --                18,575
                                                               ---------             ---------             ---------

Property and Equipment, at cost:
      Land and land right                                          2,461                 5,397                 7,858
      Buildings and building improvements                          6,826                 5,723                12,549
      Leasehold improvements                                      52,106                31,867                83,973
      Furniture and equipment                                     31,595                18,861                50,456
                                                               ---------             ---------             ---------
                                                                  92,988                61,848               154,836
      Less - Accumulated depreciation                            (23,586)              (16,610)              (40,196)
                                                               ---------             ---------             ---------
                                                                  69,402                45,238               114,640
      Construction work in process                                 2,917                    --                 2,917
                                                               ---------             ---------             ---------
              Net property and equipment                          72,319                45,238               117,557

Goodwill, net                                                     28,404                    --                28,404
Deferred finance costs, net                                        5,996                 2,029                 8,025
Liquor licenses                                                    3,014                    --                 3,014
Deferred taxes, noncurrent                                         6,451                    --                 6,451
Other assets, net                                                  1,569                    --                 1,569
                                                               ---------             ---------             ---------
              TOTAL ASSETS                                     $ 136,328             $  47,267             $ 183,595
                                                               =========             =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
      Mortgage loans payable - current portion                 $      25             $   1,516             $   1,541
      Accounts payable                                            14,510                    --                14,510
      Accrued expenses                                            18,817                    --                18,817
      Capital lease obligation- current portion                       --                    37                    37
      Intercompany Payable                                        (6,575)                6,575                    --
                                                               ---------             ---------             ---------
              Total current liabiliites                           26,777                 8,128                34,905
Mortgage loans payable, net of current portion                        --                39,737                39,737
Bonds payable, net of current portion                            100,000                    --               100,000
Deferred rent and other long-term liabilities                      4,887                    --                 4,887
                                                               ---------             ---------             ---------
              TOTAL LIABILITIES                                  131,664                47,865               179,529
Commitments and contingencies
Stockholders' Equity:
      Common stock, $.01 par value
         Authorized 4,000,000 shares
         Issued - 3,666,370 at January 3, 2001                        37                    --                    37
      Less Treasury stock of 687,415 shares at cost               (8,088)                   --                (8,088)
      Additional paid in capital                                  29,004                    --                29,004
      Accumulated deficit                                        (16,289)                 (598)              (16,887)
                                                               ---------             ---------             ---------
              TOTAL STOCKHOLDERS' EQUITY                           4,664                  (598)                4,066
                                                               ---------             ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 136,328             $  47,267             $ 183,595
                                                               =========             =========             =========

                           NE RESTAURANT COMPANY, INC.
    CONSOLIDATING STATEMENTS OF INCOME FOR FISCAL YEAR ENDED JANUARY 3, 2001
                             (Dollars in thousands)

                                                             Combined                Combined
                                                             Guarantor            Non-Guarantor
                                                           Subsidiaries            Subsidiaries            Consolidated
                                                           ------------            ------------            ------------
Net sales                                                    $ 284,933               $      --               $ 284,933
                                                             ---------               ---------               ---------

Cost of sales and expenses
      Cost of sales                                             74,266                      --                  74,266
      Operating expenses                                       171,190                  (8,613)                162,577
      General and administrative expenses                       16,386                      --                  16,386
      Deferred rent, depreciation,
           amortization and preopening expenses                 13,380                   4,747                  18,127
      Loss on abandonment of Sal & Vinnie's                      2,031                      --                   2,031
                                                             ---------               ---------               ---------
           Total cost of sales and expenses                    277,252                  (3,865)                273,387
                                                             ---------               ---------               ---------

      Income from operations                                     7,681                   3,865                  11,546

Interest expense, net                                           11,184                   3,865                  15,050
                                                             ---------               ---------               ---------

      Loss before income tax benefit                            (3,504)                     --                  (3,504)

Benefit for income taxes                                          (115)                     --                    (115)

                                                             ---------               ---------               ---------
      Net loss                                               $  (3,389)              $      --               $  (3,389)
                                                             =========               =========               =========

                           NE RESTAURANT COMPANY, INC.


Schedule II: VALUATION AND QUALIFYING ACCOUNTS

For the year ended January 3, 2001

         Column A                Column B                             Column C            Column D            Column E
                                                                      Additions
                                                                         (1)                (1)
Description (1)               Balance at         Charged to        Charged to other    Deductions --     Balance at end of
                              beginning of        costs and        accounts --         describe          period
                              period              expenses         describe
Store closing reserves 1998        $ 0               $ 0             $ 3,040,000             $0             $ 3,040,000
Store closing reserves 1999    $ 3,040,000           $ 0                 $ 0             ($758,476)         $ 2,281,524
Store closing reserves 2000    $ 2,281,524        $ 479,443              $ 0            ($1,987,182)         $ 773,785

(1) As described in Note 2 to the consolidated financial statements, restaurant closing reserves have been established as part of the Acquisition of Bertucci's. These reserves are related to estimated future lease commitments and exit costs to close 18 Bertucci's locations. Usage to date includes costs related to facility closings, restaurant employee severance and legal fees associated with the restaurant closings.