Form 10-Q
period 2001-04-04
NE RESTAURANT CO INC
filed 2001-05-18
CIK 1061588

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            and Exchange Act of 1934


                  For the Quarterly Period Ended APRIL 4, 2001


                        Commission File Number 333-62775


                           NE RESTAURANT COMPANY, INC.
             ------------------------------------------------------
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


2,978,955 shares of the registrant's Common Stock were outstanding on May 18, 2001.

                           NE RESTAURANT COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                               PAGE
PART I:  FINANCIAL INFORMATION

         Item 1.    Financial Statements:
                  1)       Consolidated Balance Sheets
                           April 4, 2001 (Unaudited) and January 3, 2001                         3

                  2)       Consolidated Statements of Operations
                           For the Thirteen Weeks Ended April 4, 2001 (Unaudited)
                           and March 29, 2000 (Unaudited)                                        4

                  3)       Consolidated Statement of Stockholders'
                           Equity for the Thirteen Weeks Ended April 4, 2001 (Unaudited)         5

                  4)       Consolidated Statements of Cash
                           Flows for the Thirteen Weeks April 4, 2001 (Unaudited)
                           and March 29, 2000 (Unaudited)                                        6

                  5)       Notes to Consolidated Financial Statements                            7


         Item 2.    Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                                        11

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                                                  15

PART II: OTHER INFORMATION                                                                       16

         Item 1.    Legal Proceedings
         Item 2.    Changes in Securities and Use of Proceeds
         Item 3.    Defaults upon Senior Securities
         Item 4.    Submission of Matters to a Vote of Security Holders
         Item 5.    Other Information
         Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES                                                                                       17

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements


                           NE RESTAURANT COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                        (Unaudited)
                                                                         April 4,                January 3,
                                                                           2001                     2001
                                                                   ----------------------   ----------------------

                              ASSETS

Current Assets:
      Cash                                                                       $ 1,145                  $ 7,602
      Credit card receivables                                                      1,271                      838
      Inventories                                                                  1,868                    1,885
      Prepaid expenses and other current assets                                      653                    2,617
      Assets held for sale - short term                                                -                      200
      Prepaid and current deferred income taxes                                    5,433                    5,433
                                                                   ----------------------   ----------------------
              Total current assets                                                10,370                   18,575
                                                                   ----------------------   ----------------------

Property and equipment, at cost:
      Land and land right                                                          7,866                    7,858
      Buildings                                                                   12,570                   12,549
      Leasehold improvements                                                      85,469                   83,973
      Furniture and equipment                                                     51,636                   50,455
                                                                   ----------------------   ----------------------
                                                                                 157,541                  154,835
      Less - Accumulated depreciation                                            (43,437)                 (40,196)
                                                                   ----------------------   ----------------------
                                                                                 114,104                  114,639
      Construction work in process                                                 3,879                    2,917
                                                                   ----------------------   ----------------------
              Net property and equipment                                         117,983                  117,556

Goodwill, net                                                                     27,835                   28,404
Deferred finance costs, net                                                        7,800                    8,025
Liquor licenses                                                                    3,014                    3,014
Deferred taxes, noncurrent                                                         6,451                    6,451
Other assets, net                                                                  1,535                    1,570
                                                                   ----------------------   ----------------------
              Total Assets                                                     $ 174,988                $ 183,595
                                                                   ======================   ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Line of credit loans                                                       $ 1,100                      $ -
      Mortgage loans payable - current portion                                     1,562                    1,578
      Accounts payable                                                            10,591                   14,510
      Accrued expenses                                                            14,019                   18,817
                                                                   ----------------------   ----------------------
              Total current liabiliites                                           27,272                   34,905
Mortgage loan payable, net of current portion                                     39,467                   39,737
Bonds payable                                                                    100,000                  100,000
Deferred rent and other long-term liabilites                                       4,839                    4,887
                                                                   ----------------------   ----------------------
              Total liabilities                                                  171,578                  179,529
Commitments and contingencies
Stockholders' equity:
      Common stock, $.01 par value                                                    37                       37
          Authorized - 4,000,000 shares
          Issued and outstanding - 3,666,370 shares
      Less treasury stock-687,415 shares at cost                                  (8,088)                  (8,088)
      Additional paid-in capital                                                  29,004                   29,004
      Accumulated deficit                                                        (17,543)                 (16,887)
                                                                   ----------------------   ----------------------
              Total stockholders' equity                                           3,410                    4,066
                                                                   ----------------------   ----------------------
              Total Liabiliites and Stockholders' Equity                       $ 174,988                $ 183,595
                                                                   ======================   ======================

       The accompanying notes are an integral part of these consolidated financial statements

                           NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                                            (Unaudited)
                                                                       Thirteen weeks ended
                                                               --------------------------------------
                                                                   April 4,            March 29,
                                                                     2001                2000
                                                               ------------------  ------------------

Net sales                                                               $ 69,813            $ 67,035
                                                               ------------------  ------------------

Cost of sales and expenses:
      Cost of sales                                                       18,070              17,563
      Operating expenses                                                  40,466              38,958
      General and administrative expenses                                  3,808               4,488
      Deferred rent, depreciation and
           amortization and preopening expenses                            4,476               4,529
                                                               ------------------  ------------------
           Total cost of sales and expenses                               66,820              65,538
                                                               ------------------  ------------------
      Income from operations                                               2,993               1,497

Interest expense, net                                                      3,781               3,674
                                                               ------------------  ------------------

Loss before income tax benefit                                              (788)             (2,177)

Income tax benefit                                                          (132)               (705)
                                                               ------------------  ------------------

      Net loss                                                            $ (656)           $ (1,472)
                                                               ==================  ==================

Basic and diluted loss per share                                         $ (0.22)            $ (0.49)
                                                               ==================  ==================

Basic and diluted weighted average shares outstanding                  2,978,955           2,986,622

       The accompanying notes are an integral part of these consolidated financial statements

                           NE RESTAURANT COMPANY, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                        Common Stock                           Treasury Stock
                                            ------------------------------------- -----------------------------------------
                                                 Number of           $.01 per          Number of
                                                   Shares              Share            Shares                Amount
                                            ------------------------------------- --------------------  -------------------

Balance January 3, 2001                           3,666,370            $ 37             (687,415)            $ (8,088)
     Net loss
                                            ---------------------  -------------- --------------------  -------------------
Balance April 4, 2001
(Unaudited)                                       3,666,370            $ 37             (687,415)            $ (8,088)
                                            =====================  ============== ====================  ===================



                                                                                                          Total

                                                 Additional Paid -             Accumulated            Stockholders'
                                                     In Capital                  Deficit                 Equity
                                             ---------------------------  ----------------------  ----------------------

Balance January 3, 2001                              $ 29,004                  $ (16,887)                $ 4,066
     Net loss                                                                       (656)                   (656)
                                             ---------------------------  ----------------------  ----------------------
Balance April 4, 2001
(Unaudited)                                          $ 29,004                  $ (17,543)                $ 3,410

                                             ===========================  ======================  ======================


        The accompanying notes are an integral part of these consolidated financial statements

                           NE RESTAURANT COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                                              (Unaudited)
                                                                                         Thirteen weeks ended
                                                                            ------------------------------------------------
                                                                                April 4, 2001            March 29, 2000
                                                                            -----------------------  -----------------------

Cash flows from operating activities
         Net loss                                                                           $ (656)                $ (1,472)
                                                                            -----------------------  -----------------------

         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation, amortization and deferred rent                                   4,240                    4,153
         Changes in operating assets and liabilities
                   Inventories                                                                  17                      (51)
                   Prepaid expenses, receivables and other                                   1,531                      702
                   Accrued expenses                                                         (4,798)                  (6,273)
                   Accounts payable                                                         (3,919)                      89
                   Other operating assets and liabilities                                     (220)                    (396)
                                                                            -----------------------  -----------------------
                        Total adjustments                                                   (3,149)                  (1,776)
                                                                            -----------------------  -----------------------
Net cash used in operating activities                                                       (3,805)                  (3,248)
                                                                            -----------------------  -----------------------

Cash flows from investing activities
         Additions to property and equipment                                                (3,666)                  (3,606)
         Proceeds from sale of restaurant properties                                           200                    1,390
                                                                            -----------------------  -----------------------
Net cash used for investing activities                                                      (3,466)                  (2,216)
                                                                            -----------------------  -----------------------

Cash flows from financing activities
         Borrowings of mortgage loans                                                            -                    1,100
         Payments of mortgage loans and capital lease obligations                             (286)                    (348)
         Borrowings of line of credit                                                        1,100                        -
                                                                            -----------------------  -----------------------
Net cash provided by financing activities                                                      814                      752
                                                                            -----------------------  -----------------------

Net decrease in cash                                                                        (6,457)                  (4,712)
Cash, beginning of period                                                                    7,602                    7,579
                                                                            -----------------------  -----------------------
Cash, end of period                                                                        $ 1,145                  $ 2,868
                                                                            =======================  =======================


Supplemental Disclosure of Cash Flow Information:
         Cash paid for interest, net of amounts capitalized                                $ 6,505                  $ 6,261
                                                                            =======================  =======================
         Cash paid (refunds received) for income taxes                                      $ (356)                    $ 69
                                                                            =======================  =======================

       The accompanying notes are an integral part of these consolidated financial statements

                           NE RESTAURANT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  April 4, 2001

                                   (Unaudited)


1. The unaudited consolidated financial statements (the "Unaudited Financial Statements") presented herein have been prepared by NE Restaurant Company, Inc. and include all of its subsidiaries (collectively, the "Company") after elimination of intercompany accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K.

2. In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

       In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133, which amended SFAS no. 133 and added guidance for certain derivative instruments and hedging activities. The new standard, SFAS No. 133 as amended by SFAS No. 138, requires recognition of all derivatives as either assets or liabilities at fair value. One of the primary amendments to SFAS No. 133 that is covered by SFAS No. 138 establishes an exemption for normal purchases and normal sales that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The adoption of this standard effective January 4, 2000 did not have a material impact on the Company's fiscal position or results of operations.

3. The Company had operated one Sal & Vinnie's Sicilian Steakhouse as a result of its 1998 acquisition of Bertucci's Inc. In December 2000, the Company abandoned the restaurant in exchange for termination of its lease obligation and recorded a $2.0 million loss on abandonment.

       On April 12, 2001, the Company completed its sale of 40 Chili's and seven On The Border restaurants to the chains' franchisor Brinker International, Inc. of Dallas, Texas (Brinker) (the Brinker Sale). Total consideration, subject to closing adjustments, was $93.5 million. Brinker acquired the inventory, facilities, equipment, management teams associated with these restaurants, as well as the four Chili's restaurants currently under development by the Company. Further, Brinker assumed the mortgage debt on the Company's Chili's and On The Border restaurants.

       The pro forma Consolidated Balance Sheet presented below reflects the recognition of the Brinker Sale as of April 4, 2001. The abandonment of Sal & Vinnie's was previously reported in the Consolidated Balance Sheet as of January 3, 2001 as filed in Form 10-K on March 30, 2001.

       Brinker Sale impact assumptions used in the preparation of the pro forma Consolidated Balance Sheet included:

a. Cash reflects the $93.5 million total consideration less mortgage debt assumed of $41.3 million.

b. Income tax payable and Deferred Taxes (noncurrent), reflect the tax liability associated with the gain on the transaction. This liability is less than the statutory rate of 35% due to the availability of net operating loss and tax credit carry forwards from prior years.

c. The increase in Retained earnings reflects the gain on the transaction, net of income tax.

d. The unamortized balances of Finance Costs and Development Fees, as well as Deferred Rent liability balances on Brinker Concepts Restaurants, are written off by the Company as a result of the Brinker Sale.

e. All other adjustments are to reflect assets purchased and liabilities assumed by Brinker.

       The pro forma Consolidated Statements of Operations reflect (a) the recognition of the Brinker Sale; and (b) the abandonment of Sal & Vinnie's as if the dispositions occurred on December 30, 1999. Accordingly, operating results of the Brinker restaurants are removed for both periods presented. Sal & Vinnie's operating results are removed for the prior year period presented only as it was abandoned in December 2000.

                           NE RESTAURANT COMPANY, INC.
                      PRO FORMA CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                 (In thousands)
                              As of April 4, 2001


                                                                 As Reported        Brinker Sale              Pro Forma
                                                                ------------        -------------           -------------

                              ASSETS
Current Assets:
      Cash                                                         $ 1,145            $ 50,267                 $ 51,412
      Credit card receivables                                        1,271                   -                    1,271
      Inventories                                                    1,868                (854)                   1,014
      Prepaid expenses and other current assets                        653                (350)                     303
      Prepaid and current deferred income taxes                      5,433                   -                    5,433
                                                                ------------        -------------           -------------
                 Total current assets                               10,370              49,063                   59,433
                                                                ------------        -------------           -------------

Property and equipment, at cost:
      Land and land right                                            7,866              (5,397)                   2,469
      Buildings                                                     12,570              (5,979)                   6,591
      Leasehold improvements                                        85,469             (37,925)                  47,544
      Furniture and equipment                                       51,636             (25,418)                  26,218
                                                                ------------        -------------           -------------
                                                                   157,541             (74,719)                  82,822
      Less - Accumulated depreciation                              (43,437)             22,856                  (20,581)
                                                                ------------        -------------           -------------
                                                                   114,104             (51,863)                  62,241
      Construction work in process                                   3,879              (1,794)                   2,085
                                                                ------------        -------------           -------------
                 Net property and equipment                        117,983             (53,657)                  64,326

Goodwill, net                                                       27,835                   -                   27,835
Deferred finance costs, net                                          7,800              (2,087)                   5,713
Liquor licenses                                                      3,014              (1,208)                   1,806
Deferred taxes, noncurrent                                           6,451              (4,853)                   1,598
Other assets, net                                                    1,535              (1,368)                     167
                                                                ------------        -------------           -------------
                 Total Assets                                    $ 174,988           $ (14,110)               $ 160,878
                                                                ============        =============           =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Line of credit loans                                         $ 1,100            $ (1,100)                     $ -
      Mortgage loans payable - current portion                       1,562              (1,562)                       -
      Accounts payable                                              10,591                   -                   10,591
      Accrued expenses                                              14,019              (1,848)                  12,171
      Income taxes payable                                               -               9,784                    9,784
                                                                ------------        -------------           -------------
                 Total current liabiliites                          27,272               5,274                   32,546
Mortgage loan payable, net of current portion                       39,467             (39,467)                       -
Bonds payable                                                      100,000                   -                  100,000
Deferred rent and other long-term liabilites                         4,839              (2,633)                   2,206
                                                                ------------        -------------           -------------
                 Total liabilities                                 171,578             (36,826)                 134,752
Commitments and contingencies
Stockholders' Equity:
      Common stock                                                      37                   -                       37
      Less treasury stock                                           (8,088)                  -                   (8,088)
      Additional paid-in capital                                    29,004                   -                   29,004
      Retained earnings (accumulated deficit)                      (17,543)             22,716                    5,173
                                                                ------------        -------------           -------------
                 Total stockholders' equity                          3,410              22,716                   26,126
                                                                ------------        -------------           -------------
                 Total Liabiliites and Stockholders' Equity      $ 174,988           $ (14,110)               $ 160,878
                                                                ============        =============           =============

                           NE RESTAURANT COMPANY, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)
                          13 Weeks Ended April 4, 2001


                                                           As
                                                        Reported          Brinker Sale           Pro Forma
                                                    ------------------  ------------------   -------------------

Net sales                                                    $ 69,813            $(33,827)             $ 35,986
                                                    ------------------  ------------------   -------------------

Cost of sales and expenses
      Cost of sales                                            18,070              (9,494)                8,576
      Operating expenses                                       40,465             (19,191)               21,274
      General and administrative expenses                       3,809                (951)                2,858
      Deferred rent, depreciation and
           amortization and preopening expenses                 4,476              (1,297)                3,179
                                                    ------------------  ------------------   -------------------
           Total cost of sales and expenses                    66,820             (30,933)               35,887
                                                    ------------------  ------------------   -------------------
      Income from operations                                    2,993              (2,894)                   99

Interest expense, net                                           3,781              (1,671)                2,110
                                                    ------------------  ------------------   -------------------

Loss before income tax benefit                                   (788)             (1,223)               (2,010)

Income tax benefit                                               (132)               (489)                 (621)
                                                    ------------------  ------------------   -------------------


      Net loss                                               $   (656)           $   (734)             $ (1,390)
                                                    ==================  ==================   ===================

Basic and diluted loss per share                             $  (0.22)           $  (0.25)             $  (0.47)
                                                    ==================  ==================   ===================
Basic and diluted weighted average shares
outstanding
                                                            2,978,955           2,978,955             2,978,955

                           NE RESTAURANT COMPANY, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)
                          13 Weeks Ended March 29, 2000


                                                                As                                Sal & Vinnie's
                                                             Reported          Brinker Sale         Abandonment        Pro Forma
                                                         ------------------  ------------------  ------------------  --------------

Net sales                                                    $ 67,035           $ (32,540)             $ (635)           $ 33,860
                                                         ------------------  ------------------  ------------------  --------------

Cost of sales and expenses
      Cost of sales                                            17,563              (9,025)               (229)              8,309
      Operating expenses                                       38,958             (17,856)               (429)             20,673
      General and administrative expenses                       4,488              (1,323)                  -               3,165
      Deferred rent, depreciation and
           amortization and preopening expenses                 4,529              (1,634)                (43)              2,852
                                                         ------------------  ------------------  ------------------  --------------
           Total cost of sales and expenses                    65,538             (29,838)               (701)             34,999
                                                         ------------------  ------------------  ------------------  --------------
      Income (loss) from operations                             1,497              (2,702)                 66              (1,139)

Interest expense, net                                           3,674              (1,545)                  -               2,129
                                                         ------------------  ------------------  ------------------  --------------

Loss before income tax benefit                                 (2,177)             (1,157)                 66              (3,268)

Income tax benefit                                               (705)               (463)                 26              (1,142)
                                                         ------------------  ------------------  ------------------  --------------
Net income (loss) before gain on Brinker Sale                  (1,472)               (694)                 40              (2,126)
Gain on Brinker Sale, net of income tax                           -                21,953                   -              21,953
                                                         ------------------  ------------------  ------------------  --------------

      Net income (loss)                                      $ (1,472)           $ 21,259                $ 40            $ 19,827
                                                         ==================  ==================  ==================  ==============

Basic income (loss) per share:
      Income (loss) per share before Brinker Sale             $ (0.49)            $ (0.23)             $ 0.01             $ (0.71)
      Gain on Brinker Sale, net of income tax                     -                  7.35                 -                  7.35
                                                         ------------------  ------------------  ------------------  --------------
      Basic income (loss) per share                           $ (0.49)             $ 7.12              $ 0.01              $ 6.64
                                                         ==================  ==================  ==================  ==============

      Weighted Average Shares Outstanding                   2,986,622           2,986,622           2,986,622           2,986,622

Diluted income (loss) per share:
      Income (loss) per share before Brinker Sale             $ (0.49)            $ (0.23)             $ 0.01             $ (0.71)
      Gain on Brinker Sale, net of income tax                     -                  7.04                 -                  7.04
                                                         ------------------  ------------------  ------------------  --------------
      Diluted income (loss) per share                         $ (0.49)             $ 6.81              $ 0.01              $ 6.33
                                                         ==================  ==================  ==================  ==============

      Weighted Average Shares Outstanding                   2,986,622           3,118,661           3,118,661           3,118,661

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the consolidated financial statements of NE Restaurant Company, Inc. ("The Company") and the notes thereto included herein.

GENERAL

         The Company is an operator of full-service, casual dining restaurants in the northeastern United States. The Company's wholly owned subsidiary, Bertucci's Restaurant Corp. ("Bertucci's") owns and operates a restaurant concept under the name Bertucci's Brick Oven Pizzeria(R) ("Bertucci's restaurants). The Company was formed to acquire 15 Chili's restaurants from a prior franchisee. The Company has grown through the addition of 25 new Chili's and seven On The Border restaurants in New England. The Company develops and operates these restaurant franchises under franchise agreements with Brinker International, Inc., a publicly-owned company ("Brinker" or the "Franchisor"). As of April 4, 2001, the Company operated 40 Chili's and 7 On The Border restaurants in five New England states (collectively, the "Brinker Concepts Restaurants"). See Note 3 of Notes to Consolidated Financial Statements for discussion of the sale of the Brinker concepts.

         In July 1998, the Company completed its acquisition of Bertucci's' parent entity, Bertucci's, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the "Acquisition"). The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the "Senior Notes"). The Acquisition included 90 Bertucci's restaurants and one Sal & Vinnie's restaurant. Since 1999, the Company closed the Bertucci's test kitchen restaurant in Wakefield, Massachusetts and closed seventeen under performing Bertucci's restaurants. In December of 2000 the Company also closed the one Sal and Vinnie's Sicilian Steakhouse(TM) ("Sal and Vinnie's") located in Massachusetts. As of April 4, 2001, the Company owned and operated 73 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria(R) located primarily in New England and Mid-Atlantic United States.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's statement of operations, as well as certain operating data, for the periods indicated:

                           NE RESTAURANT COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)


                                                                                  Thirteen Weeks Ended:
                                                                                       (Unaudited)
                                                                                April 4,       March 29,
                                                                                  2001            2000
                                                                              -------------- ---------------

Net Sales                                                                            100.0%          100.0%
                                                                              -------------- ---------------

Cost of sales and expenses
      Cost of sales                                                                   25.9%           26.2%
      Operating expenses                                                              58.0%           58.1%
      General and administrative expenses                                              5.5%            6.7%
      Deferred rent, depreciation, amortization and preopening expenses                6.4%            6.8%
                                                                              -------------- ---------------
           Total cost of sales and expenses                                           95.7%           97.8%
                                                                              -------------- ---------------

      Income from operations                                                           4.3%            2.2%

Interest expense, net                                                                  5.4%            5.5%
                                                                              -------------- ---------------
Loss before income tax benefit                                                        (1.1%)          (3.2%)

Income tax benefit                                                                    (0.2%)          (1.1%)

                                                                              -------------- ---------------
      Net Loss                                                                        (0.9%)          (2.2%)
                                                                              ============== ===============

RESTAURANT OPERATING DATA (DOLLARS IN THOUSANDS):
------------------------------------------------------------------------------------------------------------
EBITDA (a)                                                                          $ 7,469         $ 6,026
Comparable restaurant sales                                                            1.7%            5.5%
Number of restaurants - Brinker restaurants:
      Restaurants open at beginning of period                                            47              43
      Restaurants opened                                                                  -               2
                                                                              -------------- ---------------
         Total restaurants open at end of period                                         47              45
Number of restaurants - Bertucci's restaurants: (b)
      Restaurants open at beginning of period                                            72              79
      Restaurants opened                                                                  1               -
      Restaurants closed                                                                  -               7
                                                                              -------------- ---------------
         Total restaurants open at end of period                                         73              72

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

(b)      Does not include Sal & Vinnie's.

THIRTEEN WEEKS ENDED APRIL 4, 2001 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29,
2000

         NET SALES. Net sales increased $2.8 million, or 4.1%, to $69.8 million during the first quarter 2001 from $67.0 million during the first quarter 2000. The increase was primarily due to increased comparable restaurant sales for the Bertucci's restaurants of 4.8% plus the addition of one new Bertucci's restaurant in Danbury, CT. This increase was partially offset by the closing of the Sal & Vinnies restaurant and a decrease in comparable restaurant sales of 1.6% at the Brinker Concepts Restaurants. In response to minimum wage increases in some states and the increasing upward pressure on hourly labor rates, the Company raised menu prices early in the first quarter 2001. The Company believes that the majority of the Bertucci's sales increases were the result of menu engineering and the introduction of a broad range of product offerings in fiscal 2000 and the aforementioned menu price increases that took effect in January 2001.

         COST OF SALES. Cost of sales increased by approximately $500,000, or 2.9%, to $18.1 million during the first quarter 2001 from $17.6 million during the first quarter 2000. The dollar increase in cost of sales primarily was due to increased sales volume. Expressed as a percentage of net sales, overall cost of sales decreased to 25.9% during the first quarter 2001 from 26.2% during the first quarter 2000. Bertucci's restaurants experienced favorable commodity prices on flour, poultry, and oils, as well as a favorable impact from the menu engineering initiated during fiscal 2000. Menu price increases of 2.9% favorably impacted cost of sales at Bertucci's restaurants in the first quarter 2001. Pizza sales as a percent of total item sales has remained steady in the 35% range, which has helped to mitigate the impact of rising cheese prices. Cost of sales at the Brinker Concepts Restaurants, at 28.1% were unfavorable to prior year by 0.4%, and were unfavorably impacted by higher beef, pork and produce costs.

         OPERATING EXPENSES. Operating expenses increased by $1.5 million, or 3.9%, to $40.5 million during the first quarter 2001 from $39.0 million during the first quarter 2000. Expressed as a percentage of net sales, operating expenses decreased to 58.0% in the first quarter 2001 from 58.1% during the first quarter 2000. The dollar increase in operating expenses is primarily due to higher payroll, snow removal and utilities costs. These increases were offset by a decrease in advertising expenses during the first quarter 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by approximately $679,000, or 15.1%, to $3.8 million during the first quarter 2001 from $4.9 million during the first quarter 2000. The dollar and percentage decrease in general and administrative expenses was due to decreased payroll costs from reduced staffing, and less recruiting and consulting fees. Expressed as a percentage of net sales, general and administrative costs decreased to 5.5% during the first quarter 2001 from 6.7% during the first quarter 2000.

         DEFERRED RENT, DEPRECIATION, AMORTIZATION AND PREOPENING EXPENSES. Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $53,000 or 1.2%, to $4.48 million during the first quarter 2001 from $4.53 million during the first quarter 2000. The decrease was primarily due to fewer restaurants built in the first quarter of 2001 offset by higher depreciation expense. Preopening costs of $243,000 in the first quarter 2001 decreased 35% from the $376,500 incurred in the first quarter 2000.

         INTEREST EXPENSE. Interest expense increased by approximately $100,000 to $3.8 million during the first quarter 2001 from $3.7 million during the first quarter 2000. This increase was primarily attributable to approximately $3.8 million of additional mortgage loan financing for new Brinker

Concepts Restaurant development during the last three quarters of fiscal 2000. Interest was approximately $2.7 million on the Senior Notes, $994,000 on the mortgage loans and $104,000 on the Company's revolving credit facility, during the first quarter 2001.

         INCOME TAXES. The effective income tax benefit rate decreased to 16.7% during the first quarter 2001 from 32.4% during the first quarter 2000. The difference in rate was mainly due to the impact of non-deductible expenses, primarily Goodwill amortization, and certain tax credits on quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow, mortgage loan financing and borrowing under the Company's revolving credit facility, which provides for borrowings of up to $20.0 million.

         Net cash flows used by operating activities were $3.8 million for the first quarter 2001 or $600,000 more than the $3.2 million used during the first quarter 2000. A primary reason for the change was an increase in working capital needs. This was partially offset by improvement in the net loss from operations.

         The Company's capital expenditures increase of $60,000 to $3.66 million for the first quarter 2001 compared to $3.60 million of capital expenditures for the first quarter 2000. The capital expenditures for 2001 were primarily due to $1.6 million for three new Bertucci's restaurants in process and $1.1 million for one new Brinker restaurant near completion. The remaining $900,000 was spent on existing restaurants.

         As of April 4, 2001, the Company had approximately $142.3 million in consolidated indebtedness, including $100.0 million of indebtedness pursuant to the Senior Notes, $41.1 million of mortgage loan financing, $0.1 million of capital lease obligations, and $1.1 million under the Senior Bank Facility. Significant liquidity demands will arise from debt service on the Senior Notes and borrowings under the Senior Bank Facility.

         The Company believes that the cash flow generated from its operations with available borrowings under the Senior Bank Facility should be sufficient to fund its debt service requirements, lease obligations, current expected capital expenditures and other operating expenses for the next twelve months. The Senior Bank Facility provides the Company with available borrowing up to an aggregate amount of $20.0 million. As of April 4, 2001, there was $1.1 million outstanding under the Senior Bank Facility. Concurrent with the completion of the Brinker Sale, the Company repaid the balance outstanding under the Senior Bank Facility. Further, the availability of the Senior Bank Facility was restricted due to the change in the Company as a result of the Brinker Sale. The net proceeds of the Brinker Sale provided approximately $40 million in cash. The Company is considering making an offer for a portion of the Senior Notes. The Company's future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

SEASONALITY

         The Company's quarterly results of operations have fluctuated and are expected to continue to fluctuate depending on a variety of factors, including the timing of new restaurant openings and related pre-opening and other startup expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant sales, competition and overall economic conditions. The Company's business is also subject to seasonal influences of consumer spending, dining out patterns and weather. As is the case with many restaurant companies, the Company typically experiences lower net sales and net income during the first and fourth quarters. Because of these fluctuations in net sales and net loss, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full year or any future quarter.

FORWARD-LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Factors including those set forth herein, as well as those set forth in the Company's Form 10K filed with the Securities and Exchange Commission ("SEC") on March 30, 2001 and other filings with the SEC may affect such expectations. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      ASSET PURCHASE AND SALES AGREEMENT

         99-1 Asset Purchase Agreement on Brinker Sale dated November 20, 2000, and fully executed on April 12, 2001, by and among NE Restaurant Company, Inc., a Delaware corporation, NERC Limited Partnership, a Delaware limited partnership, NERC Limited Partnership II, a Delaware limited partnership, and Brinker International, Inc., a Delaware corporation.

         (b)      REPORTS ON FORM 8-K

                  The Company filed a Current Report on Form 8-K on April 27, 2001 announcing the completion of the Brinker Sale. A Pro Forma Consolidated Balance Sheet and Pro Forma Consolidated Statement of Operations as of January 3, 2001 and for the 53 weeks then ended were included in the filing. The pro forma financial statements assumed the completion of the Brinker Sale occurred on December 30, 1999.

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



                                       NE RESTAURANT COMPANY, INC.
                                   ---------------------------------------------
                                              (Registrant)



Date:    May 18, 2001              By: /s/ Benjamin R. Jacobson
                                   ---------------------------------------------
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer,
                                       Treasurer (Principal Executive Officer)



Date:    May 18, 2001              By: /s/ Kurt J. Schnaubelt
                                   ---------------------------------------------
                                       Vice President (Principal Financial
                                       Officer and Principal Accounting Officer)