Form 10-Q
period 2001-07-04
BERTUCCIS CORP
filed 2001-08-17
CIK 1061588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended July 4, 2001

Commission File Number 333-62775

BERTUCCI’S CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1311266

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

155 Otis Street, Northborough, Massachusetts	01532-2414

(Address of principal executive offices)	(Zip Code)

(508) 351-2500

Registrant’s telephone number, including area code:

NE Restaurant Company, Inc.
5 Clock Tower Place
Maynard, MA 01754
978-897-1400

Registrant’s previous name, address and phone number:

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒ No  ☐

2,978,955 shares of the registrant’s Common Stock were outstanding on August 17, 2001.

BERTUCCI’S CORPORATION
(formerly NE Restaurant Company, Inc.)
FORM 10-Q

PART  I:           FINANCIAL INFORMATION
Item 1.  Financial Statements

BERTUCCI'S CORPORATION
(formerly NE Restaurant Company, Inc.)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	July 4,	January 3,
	2001	2001

ASSETS

Current Assets:
Cash and cash equivalents	$44,163	$7,602
Receivables	1,443	838
Inventories	899	1,885
Prepaid expenses and other current assets	1,347	2,617
Assets held for sale - short term	-	200
Prepaid and current deferred income taxes	-	5,433

Total current assets	47,852	18,575

Property and equipment, at cost:
Land and land right	2,647	7,858
Buildings	6,606	12,549
Leasehold improvements	49,823	83,973
Furniture and equipment	28,166	50,455

	87,242	154,835
Less - Accumulated depreciation	(22,291)	(40,196)

	64,951	114,639
Construction work in process	1,344	2,917

Net property and equipment	66,295	117,556

Goodwill, net	27,266	28,404
Deferred finance costs, net	5,517	8,025
Liquor licenses	1,806	3,014
Deferred taxes, noncurrent	6,313	6,451
Other assets, net	204	1,570

Total Assets	$155,253	$183,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Mortgage loans payable - current portion	$-	$1,578
Accounts payable	7,955	14,510
Accrued expenses	12,281	18,531
Income taxes payable	8,997	286

Total current liabiliites	29,233	34,905

Mortgage loan payable, net of current portion	-	39,737
Bonds payable	100,000	100,000
Deferred rent and other long-term liabilites	2,235	4,887

Total liabilities	131,468	179,529
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value	37	37
Authorized - 4,000,000 shares
Issued and outstanding - 3,666,370 shares
Less treasury stock-687,415 shares at cost	(8,088)	(8,088)
Additional paid-in capital	29,004	29,004
Retained earnings (Accumulated deficit)	2,832	(16,887)

Total stockholders' equity	23,785	4,066

Total Liabiliites and Stockholders' Equity	$155,253	$183,595

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION
(formerly NE Restaurant Company, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands, except share and per share data)

	Thirteen weeks ended		Twenty six weeks ended

	July 4,	June 28,	July 4,	June 28,
	2001	2000	2001	2000

Net sales	$41,013	$71,345	$110,827	$138,380

Cost of sales and expenses:
Cost of sales	9,801	18,799	27,871	36,362
Operating expenses	25,225	40,614	65,692	79,572
General and administrative expenses	2,831	4,135	6,640	8,623
Closed restaurant expenses	250	-	250	-
Deferred rent, depreciation and amortization and preopening expenses	3,382	4,559	7,858	9,089

Total cost of sales and expenses	41,489	68,107	108,311	133,646

(Loss) income from operations	(476)	3,238	2,516	4,734

Interest expense, net	2,512	3,706	6,293	7,380

Loss before income tax benefit and Brinker Sale	(2,988)	(468)	(3,777)	(2,646)

Income tax benefit	(914)	(17)	(1,046)	(723)

Net loss before Brinker Sale	(2,074)	(451)	(2,731)	(1,923)

Gain on Brinker Sale, net of tax	22,450	-	22,450	-

Net income (loss)	$20,376	$(451)	$19,719	$(1,923)

Basic income (loss) per share:
Loss per share before Brinker Sale	$(0.70)	$(0.15)	$(0.92)	$(0.64)
Gain on Brinker Sale, net of income tax	7.54	-	7.54	-

Basic income (loss) per share	$6.84	$(0.15)	$6.62	$(0.64)

Weighted Average Shares Outstanding	2,978,955	2,981,281	2,978,955	2,983,966

Diluted income (loss) per share:
Income (loss) per share before Brinker Sale	$(0.70)	$(0.15)	$(0.92)	$(0.64)
Gain on Brinker Sale, net of income tax	6.71	-	6.71	-

Diluted income (loss) per share	$6.01	$(0.15)	$5.79	$(0.64)

Weighted Average Shares Outstanding	3,344,658	2,981,281	3,344,658	2,983,966

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION
(formerly NE Restaurant Company, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock

	Number of Shares	$.01 per Share	Number of Shares	Amount	Additional Paid - In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity

Balance January 3, 2001	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(16,887)	$4,066
Net income						19,719	19,719

Balance July 4, 2001 (Unaudited)	3,666,370	$37	(687,415)	$(8,088)	$29,004	$2,832	$23,785

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION (formerly NE Restaurant Company, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOW (In thousands)
	(Unaudited)
	Twenty six weeks ended

	July 4, 2001	June 28, 2000

Cash flows from operating activities
Net loss	$19,719	$(1,923)
Less gain on Brinker Sale, net of tax	(22,450)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and deferred rent	6,894	8,475
Changes in operating assets and liabilities
Inventories	129	(284)
Prepaid expenses, receivables and other	1,056	788
Accrued expenses	(2,992)	1,856
Income taxes payable	(718)	(1,076)
Accounts payable	(3,628)	(4,805)
Other operating assets and liabilities	(24)	(473)

Total adjustments	717	4,481

Net cash (used in) provided by operating activities	(2,014)	2,558

Cash flows from investing activities
Additions to property and equipment	(8,791)	(6,265)
Proceeds from sale of restaurant properties	200	1,484
Acquisition of liquor licenses	-	(65)
Franchise/development fees paid	-	(40)

Net cash used for investing activities	(8,591)	(4,886)

Cash flows from financing activities
Borrowings of mortgage loans	-	1,100
Payments of mortgage loans and capital lease obligations	(421)	(656)
Repurchase of common stock to treasury	-	(71)
Principal payments under capital lease obligations	-	(47)
Net proceeds from Brinker Sale	47,587	-

Net cash provided by financing activities	47,166	326

Net increase (decrease) in cash	36,561	(2,002)
Cash, beginning of period	7,602	7,579

Cash, end of period	$44,163	$5,577

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$6,375	$7,159

Cash paid (refunds received) for income taxes	$(328)	$85

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION
(formerly NE Restaurant Company, Inc.)
Notes to Consolidated Financial Statements
July 4, 2001
(Unaudited)

1.	On August 16, 2001, NE Restaurant Company, Inc. formally changed its name to Bertucci’s Corporation. The unaudited consolidated financial statements (the "Unaudited Financial Statements") presented herein have been prepared by Bertucci’s Corporation (formerly NE Restaurant Company, Inc.) and include all of its subsidiaries (collectively, the "Company") after elimination of intercompany accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K.

2.	In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 138, Accounting for Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133, which amended SFAS No. 133 and added guidance for certain derivative instruments and hedging activities. The new standard, SFAS No. 133 as amended by SFAS No. 138, requires recognition of all derivatives as either assets or liabilities at fair value. One of the primary amendments to SFAS No. 133 that is covered by SFAS No. 138 establishes an exemption for normal purchases and normal sales that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The adoption of this standard effective January 4, 2001 did not have a material impact on the Company’s fiscal position or results of operations.

3.	In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. The Company is required to adopt these provisions on the first day of fiscal 2002. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not yet determined the impact of adopting the provisions.

4.	The Company had operated one Sal & Vinnie’s Sicilian Steakhouse as a result of its 1998 acquisition of Bertucci’s Inc. In December 2000, the Company abandoned the restaurant in exchange for termination of its lease obligation and recorded a $2.0 million loss on abandonment.

On April 12, 2001, the Company completed its sale of 40 Chili’s and seven On The Border restaurants to the franchisor Brinker International, Inc. of Dallas, Texas (“Brinker”) (the “Brinker Sale”). Total consideration, subject to closing adjustments, was $93.5 million. Brinker acquired the inventory, facilities, equipment, management teams associated with these restaurants, as well as the four Chili’s restaurants currently under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.

The pro forma Consolidated Statements of Operations presented below reflect (a) the recognition of the Brinker Sale; and (b) the abandonment of Sal & Vinnie’s as if the dispositions occurred on December 30, 1999. Accordingly, operating results of the Brinker restaurants are removed for all periods presented. Sal & Vinnie’s was abandoned in December 2000 and, therefore, its operating results are removed from all fiscal 2000 periods presented.

BERTUCCI'S CORPORATION
	(formerly NE Restaurant Company, Inc.)
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)
Thirteen Weeks Ended July 4, 2001

	As
	Reported	Brinker Sale	Pro Forma

Net sales	$41,013	$2,700	$38,313

Cost of sales and expenses
Cost of sales	9,801	835	8,966
Operating expenses	25,225	2,453	22,772
General and administrative expenses	2,831	271	2,560
Closed restaurant expenses	250	-	250
Deferred rent, depreciation and amortization and preopening expenses	3,382	96	3,286

Total cost of sales and expenses	41,489	3,655	37,834

(Loss) income from operations	(476)	(955)	479

Interest expense, net	2,512	199	2,313

Loss before income tax benefit	(2,988)	(1,154)	(1,834)

Income tax benefit	(914)	(462)	(452)

Net loss	$(2,074)	$(692)	$(1,382)

Basic and diluted loss per share	$(0.70)	$(0.23)	$(0.47)

Weighted average shares outstanding	2,978,955	2,978,955	2,978,955

BERTUCCI'S CORPORATION (formerly NE Restaurant Company, Inc.) PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited) (In thousands, except share and per share data) 26 Weeks Ended July 4, 2001

	As Reported	Brinker Sale	Pro Forma

Net sales	$110,827	$36,527	$74,300

Cost of sales and expenses
Cost of sales	27,871	10,329	17,542
Operating expenses	65,691	21,643	44,048
General and administrative expenses	6,640	1,222	5,418
Closed restaurant expenses	250	-	250
Deferred rent, depreciation and amortization and preopening expenses	7,858	1,380	6,478

Total cost of sales and expenses	108,310	34,574	73,736

Income from operations	2,517	1,953	564

Interest expense, net	6,293	1,871	4,422

(Loss) income before income tax benefit	(3,776)	82	(3,858)

Income tax (benefit) provision	(1,046)	33	(1,079)

Net (loss) income	$(2,730)	$49	$(2,779)

Basic (loss) income per share	$(0.92)	$0.02	$(0.94)

Basic weighted average shares outstanding	2,978,955	2,978,955	2,978,955

Diluted (loss) income per share	$(0.92)	$0.01	$(0.93)

Diluted weighted average shares outstanding	2,978,955	3,344,658	2,978,955

BERTUCCI'S CORPORATION
 (formerly NE Restaurant Company, Inc.)
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)
Thirteen Weeks Ended June 28 , 2000

	As Reported	Brinker Sale	Sal & Vinnie's Abandonment	Pro Forma

Net sales	$71,345	$34,826	$757	$35,762

Cost of sales and expenses
Cost of sales	18,799	9,756	262	8,781
Operating expenses	40,614	19,289	418	20,907
General and administrative expenses	4,135	1,077	-	3,058
Deferred rent, depreciation and amortization and preopening expenses	4,559	1,717	44	- 2,798

Total cost of sales and expenses	68,107	31,839	724	35,544

Income from operations	3,238	2,987	33	218

Interest expense, net	3,706	1,559	-	2,147

(Loss) income before income tax (benefit) provision	(468)	1,428	33	(1,929)

Income tax (benefit) provision	(17)	571	13	(601)

Net (loss) income	$(451)	$857	$20	$(1,328)

Basic (loss) income per share:	$(0.15)	$0.29	$0.01	$(0.45)

Basic weighted average shares outstanding	2,981,281	2,981,281	2,981,281	2,981,281

Diluted (loss) income per share:	$(0.15)	$0.27	$0.01	$(0.43)

Diluted weighted average shares outstanding	2,981,281	3,118,661	3,118,661	2,981,281

BERTUCCI'S CORPORATION (formerly NE Restaurant Company, Inc.) PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited) (In thousands, except share and per share data) 26 Weeks Ended June 28, 2000

	As		Sal & Vinnie's
	Reported	Brinker Sale	Abandonment	Pro Forma

Net sales	$138,380	$67,366	$1,392	$69,622

Cost of sales and expenses
Cost of sales	36,362	18,781	490	17,091
Operating expenses	79,572	37,145	847	41,580
General and administrative expenses	8,623	2,400	-	6,223
Deferred rent, depreciation and amortization and preopening expenses	9,089	3,378	88	- 5,623

Total cost of sales and expenses	133,646	61,704	1,425	70,517

Income (loss) from operations	4,734	5,662	(33)	(895)

Interest expense, net	7,380	3,103	-	4,277

(Loss) income before income tax provision (benefit)	(2,646)	2,559	(33)	(5,172)

Income tax (benefit) provision	(723)	998	(13)	(1,708)

Net (loss) income before Brinker Sale	(1,923)	1,561	(20)	(3,465)

Gain on Brinker Sale, net of income tax	-	22,450	-	(22,450)

Net (loss) income	$(1,923)	$24,011	$(20)	$(25,914)

Basic (loss) income per share:
(Loss) income per share before Brinker Sale	$(0.64)	$0.52	$(0.01)	$(1.16)
Gain on Brinker Sale, net of income tax	-	7.52	-	(7.52)

Basic (loss) income per share	$(0.64)	$8.04	$(0.01)	$(8.68)

Weighted average shares outstanding	2,983,966	2,983,966	2,983,966	2,983,966

Diluted income (loss) per share:
(Loss) income per share before Brinker Sale	$(0.64)	$0.50	$(0.01)	$(1.16)
Gain on Brinker Sale, net of income tax	-	7.20	-	(7.20)

Diluted (loss) income per share	$(0.64)	$7.70	$(0.01)	$(8.36)

Weighted average shares outstanding	2,983,966	3,118,661	3,118,661	3,118,661

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

             The following discussion should be read in conjunction with the consolidated financial statements of Bertucci’s Corporation, formerly NE Restaurant Company, Inc., (“The Company”) and the notes thereto included herein.

General

             The Company is an operator of full-service, casual dining restaurants in the northeastern United States.  The Company’s wholly owned subsidiary, Bertucci’s Restaurant Corp. (“Bertucci’s”) owns and operates a restaurant concept under the name Bertucci’s Brick Oven Pizzeria® (“Bertucci’s restaurants”).

             The Company was formed in 1991 to acquire 15 Chili's restaurants from a prior franchisee.  The Company grew through the addition of 25 new Chili's and seven On The Border restaurants in New England until April 2001.  The Company developed and operated the Chili’s and On The Border Restaurants (collectively, “Brinker Concept Restaurants”) under franchise agreements with Brinker International, Inc., a publicly-owned company (“Brinker” or the “Franchisor”).

             In July 1998, the Company completed its acquisition of Bertucci's’ parent entity, Bertucci’s, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).   The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”).  The Acquisition included 90 Bertucci’s restaurants and one Sal & Vinnie’s restaurant.  Since 1999, the Company closed the Bertucci’s test kitchen restaurant in Wakefield, Massachusetts and closed seventeen under performing Bertucci’s restaurants.  In December of 2000 the Company also closed the one Sal and Vinnie's Sicilian Steakhouse™ (“Sal and Vinnie’s”) located in Massachusetts.

             On April 12, 2001, the Company completed the sale of 40 Chili’s and seven On The Border restaurants to Brinker (the “Brinker Sale”).  Total consideration, subject to closing adjustments, was $93.5 million. Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as the four Chili’s restaurants currently under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.

             As of July 4, 2001, the Company owned and operated 75 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria® located primarily in New England and Mid-Atlantic United States.

Results of Operations

             The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's statement of operations, as well as certain operating data, for the periods indicated:

	Thirteen Weeks Ended:		Twenty-Six Weeks Ended:
	July 4,	June 28,	July 4,	June 28,
	2001	2000	2001	2000

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses
Cost of sales	23.9%	26.3%	25.1%	26.3%
Operating expenses	61.5%	56.9%	59.3%	57.5%
General and administrative expenses	6.9%	5.8%	6.0%	6.2%
Closed restaurant expenses	0.6%	0.0%	0.2%	0.0%
Deferred rent, depreciation, amortization and preopening expenses	8.2%	6.5%	7.1%	6.6%

Total cost of sales and expenses	101.1%	95.5%	97.7%	96.6%

(Loss) income from operations	(1.1)%	4.5%	2.3%	3.4%

Interest expense, net	6.0%	5.2%	5.7%	5.3%

Loss before income tax benefit and Brinker Sale	(7.1)%	(0.7)%	(3.4)%	(1.9)%

Income tax benefit	(2.2)%	(0.1)%	(0.9)%	(0.5)%

Net loss before Brinker Sale	(4.9)%	(0.6)%	(2.5)%	(1.4)%

Gain on Brinker Sale, net of tax	54.7%	0.0%	20.3%	0.0%

Net income (loss)	49.8%	(0.6)%	17.8%	(1.4)%

Restaurant Operating Data (Dollars in Thousands):

EBITDA (a)	$3,156	$7,797	$10,625	$13,823
Bertucci's Comparable restaurant sales	4.8%	5.2%	4.4%	7.7%
Number of Bertucci's restaurants:
Restaurants open at beginning of period	73	72	72	79
Restaurants opened	2	-	3	-
Restaurants closed	-	-	-	7

Total restaurants open at end of period	75	72	75	72

(a)	''EBITDA'' is defined as income from operations before deferred rent, depreciation, amortization, preopening costs and closed restaurant expenses. EBITDA is not a measure of performance defined by Generally Accepted Accounting Principles (“GAAP”). EBITDA should not be considered in isolation or as a substitute for net income or the statement of cash flows which have been prepared in accordance with GAAP. The Company believes EBITDA provides useful information regarding the Company's ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

Thirteen Weeks Ended July 4, 2001 Compared to Thirteen Weeks Ended June 28, 2000

             Net Sales.  Net sales decreased by $30.3 million, or 42.5%, to $41.0 million during the second quarter 2001 from $71.3 million during the second quarter 2000.  The decrease was entirely due to the Brinker Sale during the first week of the second quarter 2001.  Bertucci’s sales increased $2.5 million to $38.3 million in the second quarter 2001, up from $35.8 million during the second quarter of 2000.  The increase was a result of three new restaurants and an increase in comparable sales.  Bertucci’s comparable sales increased 4.0% in the second quarter, mostly as a result of menu engineering and price increases as dine-in guest counts were negative 0.7%.

             Cost of Sales.  Cost of sales decreased by approximately $9.0 million, or 47.9%, to $9.8 million during the second quarter 2001 from $18.8 million during the second quarter 2000.  The decrease was due to the Brinker Sale.  Expressed as a percentage of net sales, overall cost of sales decreased to 23.9% during the second quarter 2001 from 26.3% during the second quarter 2000.   The decrease was primarily due to the Brinker Sale and favorable cost movement at Bertucci’s.  Bertucci’s cost of sales decreased from 24.6% in the second quarter 2000 to 23.4% in 2001 mostly from improvements in efficiency combined with price increases.

             Operating Expenses.  Operating expenses decreased by $15.4 million, or 37.9%, to $25.2 million during the second quarter 2001 from $40.6 million during the second quarter 2000.  Expressed as a percentage of net sales, operating expenses increased to 61.5% in the second quarter 2001 from 56.9% during the second quarter 2000.  Operating expenses at Bertucci’s increased $1.9 million to $22.8 million (59.4% of sales) in 2001 from $20.9 million (58.5% of sales) in the second quarter 2000.  The increase, in both dollars and percent, was a result of new restaurants, increased management labor costs and higher utility costs.

             General and Administrative Expenses. General and administrative expenses decreased by approximately $1.3 million, or 31.5%, to $2.8 million during the second quarter 2001 from $4.1 million during the second quarter 2000.  The decrease was primarily due to reduced staffing as a result of the Brinker Sale combined with reduced management recruiting and training costs.

             Closed Restaurant Expenses.  Due to sub-tenant default on several sub-leases on closed Bertucci’s restaurants, the Company incurred a non-cash charge of $250,000 in the second quarter 2001. The Company used approximately $300,000 of cash from operations for closed Bertucci’s restaurants in the second quarter.

             Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $1.2 million or 20.3%, to $3.3 million during the second quarter 2001 from $4.5 million during the second quarter 2000.  The decrease was primarily due to the Brinker Sale offset by increased preopening expenses.  Preopening costs totaled $354,000 during the quarter compared to $238,000 in the same period last year.

             Interest Expense.  Interest expense decreased by approximately $1.2 million to $2.5 million during the second quarter 2001 from $3.7 million during the second quarter 2000.  The decrease was due to the elimination of $824,000 of mortgage interest combined with $358,000 of interest income from cash investments following the Brinker Sale.

             Income Taxes.  The effective income tax benefit rate increased to 30.6% during the second quarter 2001 from 3.7% during the second quarter 2000.  The difference in rate was mainly due to the impact of non-deductible expenses, primarily Goodwill amortization, and certain tax credits on quarterly results during 2000 offset by the tax liability on the Brinker Sale.

Twenty-Six Weeks Ended July 4, 2001 Compared to Twenty-Six Weeks Ended June 28, 2000

             Net Sales.  Net sales decreased by $27.6 million, or 19.9%, to $110.8 million during the first half 2001 from $138.4 million during the same period 2000.  The decrease was entirely due to the Brinker Sale.  Bertucci’s sales increased $4.7 million to $74.3 million in the first half 2001, up from $69.6 million during the first half of 2000.  The increase was a result of three new restaurants and a 4.4% increase in comparable sales.  The comparable sales increase was mostly a result of menu engineering and price increases as dine-in guest counts were negative 1.1% during the first half of 2001.

             Cost of Sales.  Cost of sales decreased by approximately $8.5 million, or 23.4%, to $27.9 million during the first half 2001 from $36.4 million during the first half 2000.  The decrease was due to the Brinker Sale.  Expressed as a percentage of net sales, overall cost of sales decreased to 25.1% during the first half 2001 from 26.3% last year.  The decrease was primarily due to the Brinker Sale and lower costs at Bertucci’s.  Bertucci’s cost of sales decreased from 24.5% in the first half 2000 to 23.6% in 2001 mostly from improvements in efficiency combined with price increases.

             Operating Expenses.  Operating expenses decreased by $13.9 million, or 17.4%, to $65.7 million during the first half 2001 from $79.6 million during the first half 2000.  Expressed as a percentage of net sales, operating expenses increased to 59.3% in the first half 2001 from 57.5% during the first half 2000.  Operating expenses at Bertucci’s increased $2.5 million to $44.0 million (59.3% of sales) in 2001 from $41.6 million (59.7% of sales) in the first half 2000.  The dollar increase was a result of new restaurants and higher utility costs while the percent decrease was from favorable labor margins and leverage on fixed costs partially offset by unfavorable utility cost percentages.

             General and Administrative Expenses. General and administrative expenses decreased by approximately $2.0 million, or 23.0%, to $6.6 million (6.0% of sales) during the first half 2001 from $8.6 million (6.2% of sales) during the first half 2000.  The decrease was primarily due to reduced staffing from of the Brinker Sale combined with reduced management recruiting and training costs.

             Closed Restaurant Expenses.  Due to sub-tenant default on several sub-leases on closed Bertucci’s restaurants, the Company incurred a non-cash charge of $250,000 in the first half 2001. The Company used approximately $545,000 of cash from operations for closed Bertucci’s restaurants in the first half.  The Company may record additional non-cash charges in the third and fourth quarters of 2001 and believes that the year-end reserved balance will be sufficient to avoid charges in future years.

             Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $1.2 million or 10.8%, to $7.9 million during the first half 2001 from $9.1 million during the first half 2000.  The decrease was primarily due to the Brinker Sale.  Preopening costs were $600,000 during the first six months of 2001, flat to last year.

             Interest Expense.  Interest expense decreased by approximately $1.1 million to $6.3 million during the first half 2001 from $7.4 million during the first half 2000.  The decrease was due a favorable change of $741,000 of mortgage interest combined with $362,000 of interest income from cash investments following the Brinker Sale.

             Income Taxes.  The effective income tax benefit rate increased to 27.7% during the first half 2001 from 27.3% during the first half 2000.  The difference in rate was mainly due to the impact of the tax liability on the Brinker Sale.

Liquidity and Capital Resources

             Net cash flows used by operating activities were $2.1 million for the first half 2001 or $4.7 million more than the $2.6 million generated during the first half 2000.   A primary reason for the change was an increase in working capital needs, payments of accrued severance and bonuses and the reduction of accrued expenses and accounts payable related to the Brinker Concept Restaurants.  As of July 4, 2001, the cash and cash equivalents of $44.2 million consisted of $42.0 million of short-term investments and the remainder in operating cash accounts.

             The Company’s capital expenditures were $8.8 million for the first half 2001 compared to $6.3 million for the first half 2000.  The capital expenditures for 2001 were primarily due to $2.8 million for the Brinker Concept Restaurants, $4.8 million for development of four new Bertucci’s Restaurants and $1.2 million for Bertucci’s maintenance capital.

             The Brinker Sale was consummated on April 12, 2001 and was valued at $93.5 million.  This amount was adjusted by closing costs of $1.3 million, transferred mortgage loans of $40.8 million, a reduction of debt of $0.3 million and Brinker Concept Restaurants working capital needs of $3.5 million to arrive at net cash generated of approximately $47.6 million.  From the gain, the Company incurred a tax liability of approximately $9.8 million due September 15, 2001.

             The Senior Bank Facility provided the Company with available borrowing up to an aggregate amount of $20.0 million.  Concurrent with the completion of the Brinker Sale, the Company repaid the $300,000 balance outstanding at which time the availability of the Senior Bank Facility was restricted.  On July 21, 2001, the Senior Bank Facility expired and was not replaced; the Company is currently operating without a line of credit and is funding all of its growth, debt reductions and operating needs out of cash on hand.  Operating without a short-term credit facility may hamper the Company’s ability to remain current with its obligations.

             The Indenture governing the Senior Notes defines the net proceeds from an asset sale (the Brinker Sale) and the types of uses of proceeds, namely, repurchase of debt or investments in assets.  The Indenture requires use of the proceeds within one year of the asset sale (April 12, 2002 for the Brinker Sale).  The Company believes it will meet the terms of the indenture for use of Brinker Sale proceeds.  Furthermore, the Company believes that the cash flow generated from its operations with the current cash on hand should be sufficient to fund its debt service requirements, lease obligations, current expected capital expenditures and other operating expenses until April 2002.  Beyond April 2002, the Company expects to be able to service its debt but the lack of short term borrowing availability may impede growth.

             As of July 4, 2001, the Company had $100.0 million in consolidated indebtedness, all pursuant to the Senior Notes.  The Company unsuccessfully tendered for a portion of the Senior Notes during May and June 2001.  This tender expired with no Senior Notes tendered on June 26, 2001.  During July 2001, the Company successfully purchased $14.7 million of Senior Notes for $11.5 million in cash and accrued a $1.3 million tax liability on the $3.2 million gain.  The Company continues to pursue purchasing Senior Notes as well as investing in assets.

             During July 2001, the Company established a $2.0 million (maximum) Letter of Credit Facility.  As of August 17, 2001, this facility is collateralized with $1.0 million of cash restricted from general use.

             The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

Seasonality

             The Company’s quarterly results of operations have fluctuated and are expected to continue to fluctuate depending on a variety of factors, including the timing of new restaurant openings and related pre-opening and other startup expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant sales, competition and overall economic conditions.  The Company’s business is also subject to seasonal influences of consumer spending, dining out patterns and weather.  As is the case with many restaurant companies, the Company typically experiences lower net sales and net income during the first and fourth quarters.  Because of these fluctuations in net sales and net loss, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full year or any future quarter.

Forward-Looking Statements

             All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements set forth under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may,"  "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Factors including those set forth herein, as well as those set forth in the Company’s Form 10K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2001 and other filings with the SEC may affect such expectations.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

             The Company has market risk associated with interest rate risk.  The Company manages its exposure through its regular financing activities.  Interest rate changes would result in a change in the fair value of the Company’s debt facilities due to the difference between the market interest rate and the rate at the date of issuance of the debt facilities.  Furthermore, the Company has no exposure to specific risks related to derivatives or other “hedging” types of financial instruments.

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
             None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
             None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None

Item 5.  OTHER INFORMATION
             None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Reports on Form 8-K
(i)	The Company filed a Current Report on Form 8-K on April 27, 2001 announcing the completion of the Brinker Sale. A Pro Forma Consolidated Balance Sheet and Pro Forma Consolidated Statement of Operations as of January 3, 2001 and for the 53 weeks then ended were included in the filing. The pro forma financial statements assumed the completion of the Brinker Sale occurred on December 30, 1999.

(ii)	The Company filed a Current Report on Form 8-K on May 25, 2001 announcing a tender offer and consent solicitation for up to $43 Million of its outstanding $100 Million 10¾% Senior Notes due 2008.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERTUCCI’S CORPORATION

(Registrant)

Date:	August 17, 2001	By:	/s/ Benjamin R. Jacobson

Chairman of the Board of Directors,
President and Chief Executive Officer,
Treasurer (Principal Executive Officer)

Date:	August 17, 2001	By:	/s/ Kurt J. Schnaubelt

Vice President (Principal Financial
Officer and Principal Accounting Officer)