Form 10-Q
period 2001-10-03
BERTUCCIS CORP
filed 2001-11-16
CIK 1061588

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended    October 3, 2001

Commission File Number    333-62775

BERTUCCI’S CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1311266
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

155 Otis Street, Northborough, Massachusetts	01532-2414
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (508) 351-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes ☒    No ☐

2,978,955 shares of the registrant’s Common Stock were outstanding on November 16, 2001.

BERTUCCI’S CORPORATION

(formerly NE Restaurant Company, Inc.)

FORM 10-Q

PART  I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	October 3,	January 3,
	2001	2001
ASSETS

Current Assets:
Cash	$21,023	$7,602
Restricted cash	1,000	-
Credit card receivables	816	838
Inventories	956	1,885
Prepaid expenses and other current assets	1,563	2,617
Assets held for sale - short term	-	200
Prepaid and current deferred income taxes	-	5,433
Total current assets	25,358	18,575

Property and equipment, at cost:
Land and land right	2,647	7,858
Buildings	6,612	12,549
Leasehold improvements	48,825	83,973
Furniture and equipment	27,377	50,455
	85,461	154,835
Less - Accumulated depreciation	(21,608)	(40,196)
	63,853	114,639
Construction work in process	-	2,917
Net property and equipment	63,853	117,556

Goodwill, net	26,696	28,404
Deferred finance costs, net	4,552	8,025
Liquor licenses	1,807	3,014
Deferred taxes, noncurrent	8,524	6,451
Other assets, net	102	1,570
Total Assets	$130,892	$183,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Mortgage loans payable - current portion	$-	$1,578
Accounts payable	6,437	14,510
Accrued expenses	16,668	18,817
Total current liabiliites	23,105	34,905

Mortgage loan payable, net of current portion	-	39,737
Bonds payable	85,310	100,000
Deferred rent and other long-term liabilites	2,383	4,887
Total liabilities	110,798	179,529
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value Authorized - 4,000,000 shares Issued and outstanding - 3,666,370 shares	37	37
Less treasury stock-687,415 shares at cost	(8,088)	(8,088)
Additional paid-in capital	29,004	29,004
Accumulated deficit	(859)	(16,887)
Total stockholders' equity	20,094	4,066
Total Liabilites and Stockholders' Equity	$130,892	$183,595

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	(Unaudited)		(Unaudited)
	Thirteen weeks ended		Thirty nine weeks ended
	October 3,	September 27,	October 3,	September 27,
	2001	2000	2001	2000

Net sales	$37,806	$71,802	$148,633	$210,181

Cost of sales and expenses:
Cost of sales	8,381	18,853	36,252	55,214
Operating expenses	23,032	41,197	88,724	120,771
General and administrative expenses	2,717	3,928	9,357	12,551
Closed restaurant charge	3,950	-	4,200	-
Asset impairment charge	1,800	-	1,800	-
Deferred rent, depreciation, amortization, and preopening expenses	3,258	4,579	11,114	13,668
Total cost of sales and expenses	43,138	68,557	151,447	202,204
Income (loss) from operations	(5,332)	3,245	(2,814)	7,977

Interest expense, net	2,486	3,741	8,779	11,120

Loss before income tax benefit	(7,818)	(496)	(11,593)	(3,143)

Income tax benefit	(3,087)	(29)	(4,133)	(753)

Net loss before extraordinary and unusual items	(4,731)	(467)	(7,460)	(2,390)

Gain on Brinker Sale, net of tax	(300)	-	22,150	-
Gain on Senior Notes retirement, net of tax	1,340	-	1,338	-

Net income (loss)	$(3,691)	$(467)	$16,028	$(2,390)

Basic income (loss) per share:
Net loss before extraordinary and unusual items	$(1.59)	$(0.16)	$(2.50)	$(0.80)
Gain on Brinker Sale, net of tax	(0.10)	-	7.44	-
Gain on Senior Notes retirement, net of tax	0.45	-	0.45	-
Basic income (loss) per share	$(1.24)	$(0.16)	$5.39	$(0.80)

Weighted average shares outstanding	2,978,955	2,978,955	2,978,955	2,981,960

Diluted income (loss) per share:
Net loss before extraordinary and unusual items	$(1.59)	$(0.16)	$(2.50)	$(0.80)
Gain on Brinker Sale, net of tax	(0.10)	-	6.84	-
Gain on Senior Notes retirement, net of tax	0.41	-	0.41	-
Diluted income (loss) per share	$(1.28)	$(0.16)	$4.75	$(0.80)

Weighted average shares outstanding	3,240,126	2,978,955	3,240,126	2,981,960

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock				Total
	Number of	$.01 per	Number of		Additional Paid -	Accumulated	Stockholders'
	Shares	Share	Shares	Amount	In Capital	Deficit	Equity

Balance January 3, 2001	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(16,887)	$4,066
Net income						16,028	16,028
Balance October 3, 2001 (Unaudited)	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(859)	$20,094

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	(Unaudited)
	Thirty nine weeks ended
	October 3, 2001	September 27, 2000

Cash flows from operating activities
Net income (loss)	$16,028	$(2,390)
Less gain on Brinker sale, net of tax	(22,150)	-
Less gain on Senior Notes retirement, net of tax	(1,338)	-

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred rent, depreciation, and amortization	10,385	12,911
Closed restaurant charge	4,200	-
Asset impairment charge	1,800	-
Change in deferred taxes	(2,211)	-
Changes in operating assets and liabilities
Inventories	72	(121)
Prepaid expenses, receivables and other	1,419	1,016
Accrued expenses	(3,904)	(6,907)
Income taxes payable	(4,872)	(1,313)
Accounts payable	(4,147)	1,747
Other operating assets and liabilities	(2,613)	(451)
Total adjustments	129	6,882
Net cash (used in) provided by operating activities	(7,331)	4,492

Cash flows used for investing activities
Additions to property and equipment	(9,280)	(10,401)
Proceeds from sale of restaurant properties	200	1,390
Licenses and fees paid	-	(176)
Cash proceeds from Brinker Sale	42,775	-
Net cash (used in) provided by investing activities	33,695	(9,187)

Cash flows used for financing activities
Borrowings of mortgage loans	-	3,825
Establish cash collateral for letter of LOC facility	(1,000)	-
Payments of mortgage loans and capital lease obligations	(421)	(1,014)
Repurchase of common stock to treasury	-	(71)
Principal payments under capital lease obligations	-	(70)
Senior Notes retirement	(11,522)	-
Net cash (used in) provided by financing activities	(12,943)	2,670

Net increase (decrease) in cash	13,421	(2,025)
Cash, beginning of period	7,602	7,579
Cash, end of period	$21,023	$5,554

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$11,737	$13,856
Cash paid for income taxes	$4,841	$115

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

(formerly NE Restaurant Company, Inc.)

Notes To Consolidated  Financial Statements

October 3, 2001

(Unaudited)

1.       On August 16, 2001, NE Restaurant Company, Inc. formally changed its name to Bertucci’s Corporation.  The unaudited consolidated financial statements (the "Unaudited Financial Statements") presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the "Company") after elimination of intercompany accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading.  It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K.

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

          In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133, which amended SFAS no. 133 and added guidance for certain derivative instruments and hedging activities.  The new standard, SFAS No. 133 as amended by SFAS No. 138, requires recognition of all derivatives as either assets or liabilities at fair value.  One of the primary amendments to SFAS No. 133 that is covered by SFAS No. 138 establishes an exemption for normal purchases and normal sales that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  The adoption of this standard effective January 4, 2000 did not have a material impact on the Company’s financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill And Other Intangible Assets.  SFAS No.142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  In all cases, the provisions of this Statement shall be initially applied at the beginning of a fiscal year. Retroactive application is not permitted.  The Company is currently assessing the impacts of adoption of SFAS No. 142. The Company expects that its annualized goodwill amortization of $2.3 million will be eliminated beginning in 2002.

3.       The Company had operated one Sal & Vinnie’s Sicilian Steakhouse as a result of its 1998 acquisition of Bertucci’s, Inc. In December 2000, the Company abandoned the restaurant in exchange for termination of its lease obligation and recorded a $2.0 million loss on abandonment.

On April 12, 2001, the Company completed its sale of 40 Chili’s and seven On The Border restaurants to the chains’ franchisor Brinker International, Inc. of Dallas, Texas (“Brinker”) (the “Brinker Sale”).  Total consideration, subject to closing adjustments, was $93.5 million. Brinker acquired the inventory, facilities, equipment, management teams associated with these restaurants, as well as the four Chili’s restaurants that were under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.  The net cash proceeds from the sales were approximately $43 million.  The gain recorded in the second quarter due to the Brinker Sale was adjusted in the third quarter for final expenses related to the transaction.

The pro forma Consolidated Statements of Operations reflect (a) the recognition of the Brinker Sale; and (b) the abandonment of Sal & Vinnie’s as if the dispositions occurred on December 30, 1999. Accordingly, operating results of the Brinker restaurants are removed for both periods presented.  Sal & Vinnie’s operating results are removed for the prior year period presented only as it was abandoned in December 2000.

4.       Restaurant closing reserves were established as part of the Acquisition of Bertucci’s. These reserves were related to estimated future lease commitments and exit costs to close 18 Bertucci’s locations.  During the third quarter, the Company made additional accruals of  approximately $4.0 million related to exiting certain locations, consisting of estimated lease commitments and certain exit costs. It was originally expected the Company would be able to exit these locations and the related leases, but due to market conditions, the Company has been unable to sell or sublease these locations or exit the related leases. This accrual was charged to earnings and included in the accompanying statements of operations.  The accrued costs are included in accrued expenses in each of the consolidated balance sheets presented above.

5.       In 1996, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company’s long-lived assets consist primarily of goodwill, real estate and leasehold improvements related to its restaurant operations. SFAS No. 121 requires management to consider whether long-lived assets have been impaired by comparing undiscounted future cash flows expected to be generated from utilizing these assets to their carrying amounts. If cash flows are not sufficient to recover the carrying amount of the assets, impairment has occurred and the assets should be written down to their fair market value. Significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity are required to be made by management in order to test for impairment under this standard. For long-lived assets to be disposed of, SFAS No. 121 requires that long-lived assets be reported at the lower of carrying amount or fair value less cost to sell.  During the third quarter, the Company recorded approximately $1.8 million of impairment charges related to four restaurant locations. This impairment was charged to earnings and included in the accompanying statements of operations.

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

39 Weeks Ended October 3, 2001

	As
	Reported	Brinker Sale	Pro Forma

Net sales	$148,633	$(36,527)	$112,106

Cost of sales and expenses
Cost of sales	36,252	(10,330)	25,922
Operating expenses	88,724	(21,639)	67,085
General and administrative expenses	9,357	(1,300)	8,057
Closed restaurant charge	4,200	-	4,200
Asset impairment charge	1,800	-	1,800
Deferred rent, depreciation, amortization, and preopening expenses	11,114	(1,393)	9,721
Total cost of sales and expenses	151,447	(34,662)	116,785
Loss from operations	(2,814)	(1,865)	(4,679)

Interest expense, net	8,779	(1,871)	6,908

Loss before income tax benefit	(11,593)	6	(11,587)

Income tax benefit	(4,133)	2	(4,131)

Net loss before extraordinary and unusual items	(7,460)	4	(7,456)
Gain on Brinker Sale, net of tax	22,150	(22,150)	-
Gain on Senior Notes retirement, net of tax	1,338	(1,338)	-

Net income (loss)	$16,028	$(23,484)	$(7,456)

Basic income (loss) per share:
Net loss before extraordinary and unusual items	$(2.50)	$-	$(2.50)
Gain on Brinker Sale, net of tax	7.44	(7.44)	-
Gain on Senior Notes retirement, net of tax	0.45	(0.45)	-
Basic income (loss) per share	$5.39	$(7.89)	$(2.50)

Weighted average shares outstanding	2,978,955	2,978,955	2,978,955

Diluted income (loss) per share:
Net loss before extraordinary and unusual items	$(2.50)	$-	$(2.50)
Gain on Brinker Sale, net of tax	6.84	(6.84)	-
Gain on Senior Notes retirement, net of tax	0.41	(0.41)	-
Diluted income (loss) per share	$4.75	$(7.25)	$(2.50)

Weighted average shares outstanding	3,240,126	3,240,126	3,240,126

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

13 Weeks Ended September 27 , 2000

	As		Sal & Vinnie's
	Reported	Brinker Sale	Abandonment	Pro Forma

Net sales	$71,802	$(35,048)	$(704)	$36,050

Cost of sales and expenses
Cost of sales	18,853	(9,657)	(241)	8,955
Operating expenses	41,197	(19,181)	(437)	21,579
General and administrative expenses	3,928	(1,221)	(20)	2,687
Deferred rent, depreciation, amortization, and preopening expenses	4,579	(1,724)	-	2,855
Total cost of sales and expenses	68,557	(31,783)	(698)	36,076
Income (loss) from operations	3,245	(3,265)	(6)	(26)

Interest expense, net	3,741	(1,613)	-	2,128

Loss before income tax benefit	(496)	(1,652)	(6)	(2,154)

Income tax benefit	(29)	(644)	(2)	(675)

Net loss	$(467)	$(1,007)	$(4)	$(1,479)

Basic loss per share	$(0.16)	$(0.34)	$-	$(0.50)

Weighted Average Shares Outstanding	2,978,855	2,978,855	2,978,855	2,978,855

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

39 Weeks Ended September 27, 2000

	As		Sal & Vinnie's
	Reported	Brinker Sale	Abandonment	Pro Forma

Net sales	$210,181	$(102,414)	$(2,096)	$105,671

Cost of sales and expenses
Cost of sales	55,214	(28,438)	(731)	26,045
Operating expenses	120,771	(56,326)	(1,284)	63,161
General and administrative expenses	12,551	(3,621)	-	8,930
Deferred rent, depreciation, amortization, and preopening expenses	13,668	0 (5,102)	(132)	8,434
Total cost of sales and expenses	202,204	(93,487)	(2,147)	106,570
Income (loss) from operations	7,977	(8,927)	51	(899)

Interest expense, net	11,120	(4,716)	-	6,404

Loss before income tax benefit	(3,143)	(4,211)	51	(7,303)

Income tax benefit	(753)	(1,642)	20	(2,375)
Net income (loss) before Brinker Sale	(2,390)	(2,568)	31	(4,928)
Gain on Brinker Sale, net of tax	-	22,150	-	22,150

Net income (loss)	$(2,390)	$19,582	$31	$17,222

Basic income (loss) per share:
Net income (loss) per share before Brinker Sale	$(0.80)	$(0.86)	$0.01	$(1.65)
Gain on Brinker Sale, net of tax	-	7.43	-	7.43
Basic income (loss) per share	$(0.80)	$6.57	$0.01	$5.78

Weighted Average Shares Outstanding	2,981,960	2,981,960	2,981,960	2,981,960

Diluted income (loss) per share:
Net income (loss) per share before Brinker Sale	$(0.80)	$(0.86)	$0.01	$(1.65)
Gain on Brinker Sale, net of tax	-	6.89	-	6.89
Diluted income (loss) per share	$(0.80)	$6.03	$0.01	$5.24

Weighted Average Shares Outstanding	3,216,944	3,216,944	3,216,944	3,216,944

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

                The following discussion should be read in conjunction with the consolidated financial statements of Bertucci’s Corporation. (the “Company”) and the notes thereto included herein.

General

                The Company is an operator of full-service, casual dining restaurants in the northeastern United States.  The Company’s wholly owned subsidiary, Bertucci’s Restaurant Corp. (“Bertucci’s”) owns and operates a restaurant concept under the name Bertucci’s Brick Oven Pizzeria® (“Bertucci’s restaurants”).  The Company was formed to acquire 15 Chili's restaurants from a prior franchisee.  The Company had grown through the addition of 25 new Chili's and seven On The Border restaurants in New England.  The Company developed and operated these restaurant franchises under franchise agreements with Brinker International, Inc., a publicly-owned company (“Brinker” or the “Franchisor”).  On April 11, 2001, the Company operated 40 Chili's and seven On The Border restaurants in five New England states (collectively, the “Brinker Concepts Restaurants”).  See Note 3 of Notes to Consolidated Financial Statements for discussion of the sale of the Brinker Concept Restaurants.

                In July 1998, the Company completed its acquisition of Bertucci's parent entity, Bertucci’s, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).   The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”).  The Acquisition included 90 Bertucci’s restaurants and one Sal & Vinnie’s restaurant.  Since 1999, the Company closed the Bertucci’s test kitchen restaurant in Wakefield, Massachusetts and closed seventeen under performing Bertucci’s restaurants.  In December of 2000, the Company also closed the one Sal and Vinnie's Sicilian Steakhouse™ (“Sal and Vinnie’s”) located in Massachusetts.

On April 12, 2001, the Company completed the sale of 40 Chili’s and seven On The Border restaurants to Brinker (the “Brinker Sale”).  Total consideration, subject to closing adjustments, was $93.5 million.  Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as the four Chili’s restaurants that were under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.  As of October 3, 2001, the Company owned and operated 75 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria® located primarily in New England and Mid-Atlantic United States.

Results of Operations

                The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's statement of operations, as well as certain operating data, for the periods indicated:

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Thirteen Weeks Ended:		Thirty Nine Weeks Ended:
	Oct 03,	Sep 27,	Oct 03,	Sep 27,
	2001	2000	2001	2000
Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses
Cost of sales	22.2%	26.3%	24.4%	26.3%
Operating expenses	60.9%	57.3%	59.7%	57.4%
General and administrative expenses	7.2%	5.5%	6.3%	6.0%
Closed restaurant charge	10.4%	-	2.8%	-
Asset impairment charge	4.8%	-	1.2%	-
Deferred rent, depreciation, amortization and preopening expenses	8.6%	6.4%	7.5%	6.5%
Total cost of sales and expenses	114.1%	95.5%	101.9%	96.2%

Income (loss) from operations	(14.1)%	4.5%	(1.9)%	3.8%

Interest expense, net	6.6%	5.2%	5.9%	5.3%
Loss before income tax benefit	(20.7)%	(0.7)%	(7.8)%	(1.5)%

Income tax benefit	(8.2)%	(0.1)%	(2.8)%	(0.4)%

Net loss before extraordinary and unusual items	(12.5)%	(0.6)%	(5.0)%	(1.1)%

Gain on Brinker Sale, net of tax	(0.8)%	-	14.9%	-
Gain on Senior Notes retirement, net of tax	3.5%	-	0.9%	-

Net income (loss)	(9.8)%	(0.6)%	10.8%	(1.1)%

Restaurant Operating Data (Dollars in Thousands):
EBITDA (a)	$3,675	$7,823	$14,300	$21,646
Comparable restaurant sales	-1.6%	4.7%	2.3%	6.7%
Number of restaurants - Bertucci's restaurants: (b)
Restaurants open at beginning of period	75	72	72	72
Restaurants opened	1	-	4	-
Restaurants closed	(1)	-	(1)	-
Total restaurants open at end of period	75	72	75	72

(a)       ''EBITDA'' is defined as income from operations before deferred rent, depreciation, amortization and preopening costs, closed restaurant, and asset impairment charges.  EBITDA is not a measure of performance defined by Generally Accepted Accounting Principles (“GAAP”). EBITDA should not be considered in isolation or as a substitute for net income or the statement of cash flows, which have been prepared in accordance with GAAP. The Company believes EBITDA provides useful information regarding the Company's ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay.

Thirteen Weeks Ended October 3, 2001 Compared to Thirteen Weeks Ended September 27, 2000

Net Sales.  Total company net sales decreased by $34.0 million, or –47.3%, to $37.8 million during the third quarter 2001 from $71.8 million during the third quarter 2000.  The decrease was primarily due to the Brinker Sale.  Net Sales for Bertucci’s for the quarter increased by 5.3% or $1.93 million due to four new restaurants operating in the quarter offset by a 1.6% decrease in comp sales.

Cost of Sales.  Cost of sales decreased by approximately $10.5 million, or –55.5%, to $8.4 million during the third quarter 2001 from $18.9 million during the third quarter 2000. The decrease was primarily due to the Brinker Sale.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.2% during the third quarter 2001 from 26.3% during the third quarter 2000.   The change was primarily due to the Brinker Sale as Brinker Concept Restaurants ran a higher cost of sales than Bertucci’s Concept Restaurants.  Cost of sales for the Bertucci’s restaurants decreased by $580 thousand, or 2.7%, to $8.38 million during the third quarter 2001 from $8.96 million during the third quarter 2000.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.2% during the third quarter 2001 from 24.8% during the third quarter 2000.

Operating Expenses.  Operating expenses decreased by $18.2 million, or –44.1%, to $23.0 million during the third quarter 2001 from $41.2 million during the third quarter 2000.  Expressed as a percentage of net sales, operating expenses increased to 60.9% in the third quarter 2001 from 57.4% during the third quarter 2000.  The decrease was primarily due to the Brinker Sale.  For the Bertucci’s Restaurants, operating expenses increased by $1.4 million, or 6.8%, to $23.0 million during the third quarter 2001 from $21.6 million during the third quarter 2000.  Expressed as a percentage of net sales, operating expenses increased to 60.9% in the third quarter 2001 from 59.9% during the third quarter 2000.  The increase is primarily due to higher labor and utility costs.

General and Administrative Expenses. General and administrative expenses decreased by approximately $1.2 million, or –30.8% to $2.7 million during the third quarter 2001 from $3.9 million during the third quarter 2000.  Expressed as a percentage of net sales, general and administrative expenses increased to 7.2% in the third quarter 2001 from 5.5% during the third quarter 2000.  The dollar decrease was due to the Brinker Sale, favorable labor cost movement due to executives leaving the company and staff reduction, and decreased recruiting and training expenses for Bertucci’s.  The percentage increase resulted from the unfavorable leverage of the sales reduction due to the Brinker Sale.

Closed Restaurant Charge:  As discussed in Note 4 of Notes to Consolidated Financial Statements, the Company recorded a charge of approximately $4.0 million in the third quarter 2001 to provide for estimated lease commitments and certain exit costs on closed restaurants.

Asset Impairment Charge:  As discussed in Note 5 of Notes to Consolidated Financial Statements, the company recorded a charge of approximately $1.8 million in the third quarter 2001 to recognize the estimated impaired value of assets at four restaurant locations.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $1.3 million or 28.3%, to $3.3 million during the third quarter 2001 from $4.6 million during the third 2000.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses increased to 8.6% in the third quarter 2001 from 6.4% during the third quarter 2000. The dollar decrease was primarily due to the Brinker Sale.  The percentage increase resulted from the unfavorable leverage of the sales reduction due to the Brinker Sale.

Interest Expense.  Interest expense decreased by approximately $1.2 million to $2.5 million during the third 2001 from $3.7 million during the third quarter 2000.  The decrease was due to:  a) The Brinker Sale as $40.8 million of mortgage indebtedness was assumed by Brinker; and b) $14.7 million of Senior Notes were retired in July 2001.

Income Taxes.  The effective income tax benefit rate increased to 39.5% during the third quarter 2001 from 6.0% during the third quarter 2000.  The difference in rate was mainly due to the impact of non-deductible expenses, primarily Goodwill amortization, and certain tax credits on quarterly results.

Thirty Nine Weeks Ended October 3, 2001 Compared to Thirty Nine Weeks Ended September 27, 2000

Net Sales.  Year to date 2001 net sales decreased by $61.6 million or –29.3% from $148.6 million from $210.2 million over the same time period in FY 2000.  The decrease was primarily due to the Brinker Sale.  Year to date Net Sales for Bertucci’s by 6.3% or $6.67 million due to a 2.3% increase in comp sales and four new restaurants, one in late January, two late in the second quarter, and one in the third quarter.

Cost of Sales.  Year to date cost of sales decreased by $18.9 million or –34.3% to $36.3 million from $55.2 million.   Expressed as a percentage of net sales, cost of sales decreased to 24.4% from 26.3%.  The dollar change was primarily due to the Brinker Sale as Brinker Concept Restaurants ran a higher cost of sales than Bertucci’s Concept Restaurants.  Cost of sales for the Bertucci’s restaurants decreased by $100,000, or .5%, to $25.9 million from $26.0 million.  Expressed as a percentage of net sales, overall cost of sales decreased to 23.1% from 24.6%.

Operating Expenses.  Year to date operating expenses decreased by $32.1 million, or  –26.5%, to $88.7 million from $120.8 million.  The decrease was primarily due to the Brinker Sale.  Expressed as a percentage of net sales, operating expenses increased to 59.7% from 57.5%.  Year to date operating expenses for the Bertucci’s Restaurants increased by $3.9 million, or 6.2%, to $67.1 million from $63.2 million.  The increase is primarily due to higher labor and utility costs.  Expressed as a percentage of net sales, operating expenses were flat at 59.8%.

General and Administrative Expenses.  Year to date expenses decreased by $3.2 million to $9.4 million from $12.6 million.  The decrease was due to the Brinker Sale, favorable labor cost movement due to executives leaving the company and staff reduction, and decreased recruiting and training expenses for Bertucci’s.  Expressed as a percentage of net sales, general and administrative expenses increased to 6.3% from 6.0%.  The percentage increase resulted from the unfavorable leverage of the sales reduction due to the Brinker Sale.

Closed Restaurant Charge:  As discussed in Note 4 of Notes to Consolidated Financial Statements, the Company recorded a charge of approximately $4.2 million through the third quarter 2001 to provide for estimated lease commitments and certain exit costs on closed restaurants.

Asset Impairment Charge:  As discussed in Note 5 of Notes to Consolidated Financial Statements, the company recorded a charge of approximately $1.8 million through the third quarter 2001 to recognize the estimated impaired value of assets at four restaurant locations.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Year to date deferred rent, depreciation, amortization and preopening expenses decreased by approximately $2.5 million or 18.7%, to $11.1 million from $13.7.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses increased to 7.5% through the third quarter 2001 from 6.5% through the third quarter 2000. The dollar decrease was primarily due to the Brinker Sale.  The percentage increase resulted from the unfavorable leverage of the sales reduction due to the Brinker Sale.

Interest Expense.  Year to date interest expense decreased by approximately $2.3 million to $8.8 million from $11.1 million.  The decrease was primarily due to the Brinker Sale.

Income Taxes.  Year to date the effective income tax benefit rate increased to 35.6% from 23.9%.  The difference in rate was mainly due to the impact of non-deductible expenses, primarily Goodwill amortization, and certain tax credits on quarterly results.

Liquidity And Capital Resources

Net cash flows used by operating activities were $7.3 million for the three quarters 2001 an $11.8 million change from than the $4.5 million generated during the three quarters of 2000.   A primary reason for the change was an increase in working capital needs, payments of accrued severance and bonuses and the reduction of accrued expenses and accounts payable related to the Brinker Concept Restaurants.  As of October 3, 2001, the cash and cash equivalents of $21 million consisted of $20.4 million of short-term investments and the remainder in operating cash accounts.

The Company’s capital expenditures were $9.3 million through October 3, 2001 compared to $10.4 million for the comparable prior year period.  The capital expenditures for 2001 were primarily due to $63,000 for the Brinker Concept Restaurants, $5.0 million for development of four new Bertucci’s Restaurants and $4.2 million for Bertucci’s maintenance capital.

The Brinker Sale was consummated on April 12, 2001 and was valued at $93.5 million.  This amount was adjusted by closing costs of $1.3 million, transferred mortgage loans of $40.8 million, a reduction of debt of $0.3 million and Brinker Concept Restaurants working capital needs of $9.1 million to arrive at net cash generated of approximately $42.8 million.  From the gain, the Company incurred a tax liability of approximately $14.8 million, which will be partially offset by net operating loss carry forwards.

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

As of October 3, 2001, the Company had $85.3 million in consolidated indebtedness, all pursuant to the Senior Notes.  During July 2001, the Company successfully purchased $14.7 million of Senior Notes for $11.5 million in cash and accrued a $1.3 million tax liability on the $3.2 million gain.

During July 2001, the Company established a $2.0 million (maximum) Letter of Credit Facility.  As of October 3, 2001, this facility is collateralized with $1.0 million of cash restricted from general use.

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

Forward-Looking Statements

All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements set forth under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may,"  "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Factors including those set forth herein, as well as those set forth in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2001 and other filings with the SEC may affect such expectations.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

None

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERTUCCI’S CORPORATION
(Registrant)

Date: November 16, 2001	By:	/s/ Benjamin R. Jacobson
Chairman of the Board of Directors,
President and Chief Executive Officer,
Treasurer (Principal Executive Officer)

Date: November 16, 2001	By:	/s/ Kurt J. Schnaubelt
Vice President (Principal Financial
Officer and Principal Accounting Officer)