Form 10-K405
period 2002-01-02
BERTUCCIS CORP
filed 2002-04-01
CIK 1061588

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number:  333-62775

BERTUCCI’S CORPORATION

(formerly NE Restaurant Company, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	06-1311266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 Otis Street, Northborough, MA	01532
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 351-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

None
Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Documents Incorporated By Reference
None

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE  HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

All statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,”  “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Factors that could cause or contribute to such differences include those discussed in the risk factors set forth in Item 7 below (the “Risk Factors”) as well as those discussed elsewhere herein.

PART I

ITEM 1.  BUSINESS

Overview

Bertucci’s Corporation, formerly NE Restaurant Company, Inc. (the “Company”), through it’s wholly owned subsidiaries Bertucci’s Restaurant Corp. and Bertucci’s, Inc. (“Bertucci’s”), owns and operates a full service casual dining restaurant concept under the name Bertucci’s Brick Oven Pizzeria® (“Bertucci’s restaurants”).  The Company was originally formed as a limited partnership in 1991 to acquire 15 Chili’s Bar & Grill restaurants (“Chili’s”) from a prior franchisee.  The Company was incorporated in Delaware in 1994.  The Company had grown through the addition of 25 new Chili’s and seven On The Border Café restaurants in New England.  The Company developed and operated these restaurant franchises under franchise agreements with Brinker International, Inc., a publicly-owned company (“Brinker” or the “Franchisor”).

In July 1998, the Company completed its acquisition of Bertucci’s parent entity, Bertucci’s, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).  The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”).  The Acquisition included 90 Bertucci’s restaurants and one Sal and Vinnie’s Sicilian Steakhouse™ (“Sal and Vinnie’s”) restaurant located in Massachusetts.  Since 1999, the Company closed seventeen under performing Bertucci’s restaurants and the Bertucci’s test kitchen restaurant in Wakefield, Massachusetts.  In December 2000, the Company also closed  Sal and Vinnie’s.

On April 12, 2001, the Company sold the Chili’s and On The Border Café restaurants to Brinker (the “Brinker Sale”).  On August 16, 2001, NE Restaurant Company, Inc. formally changed its name to Bertucci’s Corporation.  As of  January 2, 2002, the Company operated 74 Bertucci’s restaurants in nine states and the District of Columbia.

Concept

Bertucci’s restaurants feature Italian-style entrees made from original recipes, including pizza and specialty pasta dishes.  Bertucci’s differentiates itself from other restaurants by offering a variety of freshly prepared foods using high-quality ingredients and brick-oven baking techniques.  Bertucci’s also distinguishes itself with a contemporary European-style and an open-kitchen design.  The first Bertucci’s was opened in Somerville, Massachusetts in 1981.

Restaurant Overview and Menu

Bertucci’s restaurants offer a distinctive menu and a contemporary European-style design that offers a unique dining experience at a reasonable price.  Bertucci’s signature product, pizza, is offered with a wide variety of cheese, vegetable and meat toppings and is prepared in brick ovens.  Management believes that Bertucci’s original recipes and brick-oven baking techniques combine to produce a superior pizza that is difficult to duplicate.  In addition to pizzas, Bertucci’s menu features a variety of pasta items, appetizers, soups, salads, calzones and desserts that are prepared according to Bertucci’s original recipes.  Natural, fresh ingredients are a cornerstone of the Bertucci’s concept.  In an effort to ensure the uniform high-quality and freshness of its menu offerings, Bertucci’s prepares all of its own dough and sauces.  Wine and beer are available at all Bertucci’s locations and full bar service is available at some Bertucci’s restaurants.  Price points are $6.99 for lunch entrees and generally range from $7.99 to $16.99 for dinner entrees.  Most items on the menu may be purchased for take-out service or delivery, which together accounted for approximately 23.8% of net sales in fiscal 2001.

Restaurant Design

Bertucci’s restaurants are freestanding or in-line buildings averaging approximately 6,200 square feet in size with a seating capacity of approximately 170 people.  Each Bertucci’s restaurant features a contemporary European-style, open-kitchen design centered around brick ovens.  Ingredients are displayed and food is prepared on polished granite counters located in front of the brick ovens, in plain view of diners.  Bertucci’s restaurants historically have been built in varying sizes and designs, with no two interior decors exactly alike.  Because management believes unit economics benefit from a standardized design, the Company has developed a prototype design incorporating approximately 5,500 square feet and 175 seats.  Key features of the prototype design are a separate carryout designation, a bar/waiting area and modification of interior elements, including new floor and ceiling materials, and new furniture.

Restaurant Development

Expansion.  The Company expects to continue its steady growth strategy through the opening of new Bertucci’s restaurants over the next several years.  Bertucci’s plans to open restaurants quickly in markets to establish penetration and media efficiency.  The Company expects to finance the development of Bertucci’s through a combination of cash from operations, proceeds from the Brinker Sale, and loans from restaurant industry institutional lenders.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Notes 5, 6 and 7 to the Consolidated Financial Statements.  Management has designed a new Bertucci’s restaurant prototypical kitchen and take-out area in preparation for restaurant expansion of the Bertucci’s concept.  The first restaurant with the new prototypical design opened in Danbury, Connecticut in late January 2001.  A total of four new restaurants were opened in fiscal 2001.

Site Selection and Construction.  Management’s site selection strategy for new restaurants focuses on high-density, high-traffic, high-visibility sites which are, for the most part, positioned within existing markets to take advantage of certain operational efficiencies.  Management seeks out sites with a mixture of retail, office, residential and entertainment concentration which promote both lunch and dinner business.  Management devotes significant time and resources to identify and analyze potential sites, as it believes that site selection is crucial to its success.  Management also believes that multiple locations focused in defined geographic areas will result in increased market penetration and brand recognition, and will permit advertising, management, purchasing and administrative efficiencies.  The typical time period required to select a site and build and open a full-service restaurant averages 12 months.

Franchising.  Management believes that franchising will be an efficient vehicle to develop restaurants in markets far from the current locations.  The Company believes that the franchise plan should be consistent with Bertucci’s corporate plan of quickly establishing strong market penetration and media efficiency in franchised markets.  Franchising provides an alternative development strategy that requires minimal cash outlay.  Additional costs would be required in franchise sales, operations, marketing, purchasing, and training.  The royalty fees should exceed these costs after a reasonable start-up period.

Quality Control

Each Bertucci’s restaurant typically has a general manager and two to three assistant managers who are responsible for assuring compliance with Bertucci’s operating procedures and for the training and supervision of restaurant employees.  The general managers report to district managers who oversee, on average, between four and eight Bertucci’s restaurants.  The Company believes that quality control operations of Bertucci’s can be further enhanced through improved centralized training, a consistent and independent shopper’s program, and other support for district managers.

Management Incentive Programs

Management has developed a profit-based reward system for its restaurant level managers such that their bonus levels are directly tied to each restaurant’s quality of food and service as well as restaurant profitability.  The Company believes this incentive program has contributed significantly to the entrepreneurial spirit of its restaurants and, ultimately, to overall guest satisfaction and Company profitability.  In 2001, Bertucci’s implemented a Managing Partner (“MP”) Program  which allows general managers with over two years’ experience at Bertucci’s to earn a higher rate of bonus, options for Company shares and other benefits.  The Company believes that the combination of these incentives improve stability of the restaurant management teams and such stability improves sales and profits.

Training

The Company places significant emphasis on the proper training of its employees.  Training is designed to increase product quality, operational safety, overall productivity and guest satisfaction and to foster the concept of ‘‘continuous improvement.’’  The Company requires new non-management employees to undergo extensive training administered by restaurant-level managers to improve the confidence, productivity, proficiency level and customer relations skills of such employees.  The Company also requires all of its managers to complete a comprehensive management training program developed by the Company.  This program instructs management trainees in detailed, concept-specific food preparation standards and procedures as well as administrative and human resource functions.  This training is largely conducted at specified restaurants which are designated as ‘‘training restaurants’’ and also incorporates training manuals and other written guides.  At the end of the process, trainee skills are tested by a variety of means including a full-day written examination.  Initial instruction is typically followed up by periodic supplemental training.  When the Company opens a new restaurant, management positions are typically staffed with personnel who have had previous experience in a management position at another restaurant.  In addition, a highly experienced opening team assists in opening the restaurant.  Prior to opening, all staff personnel undergo a week of intensive training conducted by the restaurant opening team.

During 2001, the Company implemented the Bertucci’s University (“B.U.”) program for restaurant management training.  The B.U. program consists of a one-week long classroom session at the Company’s headquarters where new managers are taught, among other things, safety and security, computers and information systems, responsible alcohol service and applied foodservice sanitation.  Management believes that the testing during B.U. is rigorous and that the managers who graduate from this program are better prepared for running Bertucci’s restaurants.

Advertising and Marketing

The Company’s overall marketing objective is to grow brand equity by building revenues and increasing profitability.  Management utilizes strategies that create customer trial of new products/events so as to increase the share of visits and average guest check, yet maintain a unique dining experience and brand personality.  The Company recognizes the need to build brand awareness in order to increase market share.  Its advertising plan is designed to increase brand awareness, trial and share of visits from its target market by providing media coverage in markets where the Company has sufficient penetration to support media at competitive levels.  In those markets where the Company has its highest penetration, television and radio advertising is provided.  In its secondary markets, the Company utilizes more cost-effective localized marketing vehicles including newspaper inserts, radio and direct mail.

Purchasing

The Company negotiates directly with suppliers of food and beverage products and other restaurant supplies to ensure consistent quality and freshness of products and to obtain competitive prices.  Although the Company believes that essential restaurant supplies and products are available on short notice from several sources, the Company uses one full-service distributor for the substantial portion of restaurant supplies and product requirements, with such distributor charging the Company fixed mark-ups over prevailing wholesale prices.  The Company has a five-year contract with its full-service distributor which is terminable by either party upon 120 days prior notice.  The Company also has arrangements with several smaller and regional distributors for the balance of its purchases.  These distribution arrangements have allowed the Company to benefit from economies of scale and resulting lower commodity costs.  Smaller day-to-day purchasing decisions are made at the individual restaurant level.  The Company has not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

Information Systems and Restaurant Reporting

Information Systems.  The Company’s information systems provide detailed monthly financial statements for each restaurant, bi-monthly restaurant inventories, menu mix, cash management and payroll analysis.  Preliminary financial reports are available within one day of the period close and the restaurant-level information is consolidated at the Company’s headquarters.  Restaurant managers are able to respond to changes in their business daily, weekly or monthly, as necessary.  Sales and basic operating information is processed daily and reported on the Company’s internal system. The other, varying levels of systems data are consolidated and processed by the Company at its headquarters daily, weekly or monthly, as management deems appropriate.

Point of Sale (“POS”).  The Company converted all restaurants to the Micros 3700 systems during 2000 and 2001.  Management believes the consistency and reliability of the POS is the backbone of the technical infrastructure.  The consistency between restaurants provides efficiencies for multi-restaurant operators, training and support.  The POS data is retrieved from each restaurant daily and processed at the Company’s headquarters.

Data Warehouse.  The Company installed a data warehouse in 2001 that tracks information as minute as guest check detail.  Management believes that the data warehouse will provide new ways of viewing operational data that will enable the Company to spot trends, evaluate price sensitivity and track new items/combinations that were previously not available.

Trademarks, Servicemarks and Other Intellectual Property

Bertucci’s has registered, among others, the names ‘‘Bertucci’s’’ and ‘‘Bertucci’s Brick Oven Pizzeria’’ as service marks and trademarks with the United States Patent and Trademark Office.  Management is aware of names similar to that of Bertucci’s used by third parties in certain limited geographical areas.  Such third-party use may prevent the Company from licensing the use of the Bertucci’s mark for restaurants in such areas.  Except for these areas, management is not aware of any infringing uses that could materially affect the Bertucci’s business.

Competition

The Company’s business, and the restaurant industry in general, is highly competitive and is often affected by changes in consumer tastes and dining preferences, by local and national economic conditions and by population and traffic patterns.  The Company competes directly or indirectly with all restaurants, from national and regional chains to local establishments, as well as with other foodservice providers.  Many of its competitors are significantly larger than the Company and have substantially greater resources.

Employees

At January 2, 2002, the Company had approximately 1,400 full-time employees (of whom approximately 80 are based at the Company’s headquarters) and approximately 5,040 part-time employees.  None of the Company’s employees are covered by a collective bargaining agreement.  The Company surveyed its employees in 2001 to assess satisfaction and determine ways to improve company work conditions and relations.  The survey supports the Company’s belief that its relations with its employees are good.

Management believes that the Company’s continued success will depend to a large degree on its ability to attract and retain good management employees.  While the Company expects to continually address the high level of employee attrition normal in the food-service industry, the Company has taken steps to attract and keep qualified management personnel through the implementation of a variety of employee benefit plans, including a management incentive plan, the MP Program, a 401(k) plan, and a non-qualified stock option plan for its management employees.

Employee Loans

In February 2002, the Company extended loans to 14 members of Management (including eight officers).  The demand notes bear interest at 8%, payable quarterly.  As of March 15, 2002 a total of $166,328 was outstanding.

Government Regulations

Each of the Company’s restaurants is subject to licensing and regulation by a number of governmental authorities, on matters which include health, safety, fire and alcoholic beverage control agencies in the state or municipality in which the restaurant is located.  Difficulties or failures in obtaining required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area.

Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.  Typically, licenses or permits must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company’s restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage, and dispensing of alcoholic beverages.

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

Environmental Compliance

In connection with the sale of Bertucci’s headquarters located in Wakefield, Massachusetts, initial environmental testing disclosed isolated deposits of several volatile organic compounds.  Further testing confirmed the limitation and location of the deposit.  Bertucci’s expended approximately $30,000 in environmental investigation and remediation costs in 1999.  Pursuant to the sales agreement by and between Bertucci’s and the purchaser of the Wakefield headquarters property (“Wakefield Property Buyer”), all future costs related to environmental concerns shall be the responsibility of the Wakefield Property Buyer.  The sale of the Bertucci’s headquarters was consummated in November 1999.

ITEM 2.  PROPERTIES

The Company’s executive office is located in Northborough, Massachusetts.  The office is occupied under the terms of a lease covering approximately 20,000 square feet that is scheduled to expire in 2006 and has two three-year options to renew.  One of the Company’s previous offices in Westborough, Massachusetts is currently being sub-leased.  The Company sold a 60,000 square foot Wakefield, Massachusetts office building (previously the Bertucci’s headquarters) in November 1999.

Restaurant Locations

The table below identifies the location of the restaurants operated by the Company during fiscal 2001.

State	Open as of 01/03/2001	Openings	Closings	Open as of 01/02/2002
Connecticut	9	2	0	11
District of Columbia	2	0	0	2
Maryland	5	0	0	5
Massachusetts	34	2	(1)	35
New Hampshire	3	0	0	3
New Jersey	4	0	0	4
New York	3	0	0	3
Pennsylvania	6	0	0	6
Rhode Island	2	0	0	2
Virginia	4	0	(1)	3
Total	72	4	(2)	74

Of the 74 restaurants operated by the Company at January 2, 2002, the Company owned the land for 12 restaurants and leased the land for all other restaurants.  The leases for most of the existing restaurants are for terms of 15 years and provide for additional option terms and, in the case of a limited number of leases, a specified annual rental plus additional rents based on sales volumes exceeding specified levels.  Leases for future restaurants will likely include similar rent provisions.  Bertucci’s restaurant lease terms range from less than one to 40 years.  The majority of such leases provide for an option to renew for additional terms ranging from five years to 20 years.  All of Bertucci’s leases provide for a specified annual rental and most leases call for additional rent based on sales volumes exceeding specified levels.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of March 15, 2002, there was no established public trading market for any class of common equity security of the Company.

Record Holders

As of March 15, 2002, there were approximately 103 holders of Common Stock of the Company, $.01 par value per share.  As of March 15, 2002, the Company did not have any other class of common equity security issued and outstanding.

Dividends

In August 1997, the Company made a dividend and return of capital payout to shareholders of $8.31 per share from additional paid-in capital, with the excess payout being charged to retained earnings.  In addition, the Company repurchased 716,429 shares of common stock at $11.63 per share.  The Company’s repurchase of shares of common stock was recorded as treasury stock, at cost, and resulted in a reduction of Stockholders’ Equity.

Other than the aforementioned dividend, the Company has not paid any other dividends to date.  Furthermore, the Company does not foresee declaring or paying any cash dividends in the immediate future.  Moreover, certain of the Company’s borrowing arrangements prohibit the payment of cash dividends without the lender’s approval.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The data for fiscal years ended 1997 through 2001 are derived from audited financial statements of the Company.  Selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.  Historical results are not necessarily indicative of results to be expected in the future.  The Brinker Sale, the Acquisition of Bertucci’s in 1998, and the 53rd week of fiscal 2000 affect the comparability of results on a year-to-year basis.

	Income Statement Data Fiscal Year Ended
	January 2, 2002	January 3, 2001 (a)	December 29, 1999	December 30, 1998	December 31, 1997
	(in thousands except per share amounts)
Net sales	$186,638	$284,933	$267,665	$160,805	$81,364
Cost of sales and expenses
Cost of sales	44,855	74,266	73,860	44,377	23,384
Operating expenses (e)	111,795	162,577	154,750	91,596	44,642
General and administrative expenses (e)	12,547	16,386	15,400	8,638	4,327
Deferred rent, depreciation, amortization and preopening expenses	13,882	18,127	17,863	10,921	3,911
Closed restaurants charge	4,200	—	—	—	—
Asset impairment charge	1,800	—	—	—	—
Loss on abandonment of Sal & Vinnie's	—	2,031	—	—	—
Cost of sales and expenses	189,079	273,387	261,873	155,532	76,264
(Loss) income from operations	(2,441)	11,546	5,792	5,273	5,100
Other income (expense)
Gain on Brinker Sale	36,932	—	—	—	—
Interest expense, net	(10,626)	(15,050)	(14,007)	(8,004)	(1,918)
Other income (expense)	26,306	(15,050)	(14,007)	(8,004)	(1,918)
Income (loss) before income tax provision (benefit), extraordinary item and cumulative effect of change in accounting principle	23,865	(3,504)	(8,215)	(2,731)	3,182
Income tax provision (benefit)	10,243	(115)	(2,357)	(902)	1,083
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	13,622	(3,389)	(5,858)	(1,829)	2,099
Gain on retirement of Senior Notes, net of tax	1,338	—	—	—	—
Net income (loss) before cumulative effect of change in accounting principle	14,960	(3,389)	(5,858)	(1,829)	2,099
Cumlative effect of change in accounting principle, net of tax	—	—	(678)	—	—
Net income (loss)	$14,960	$(3,389)	$(6,536)	$(1,829)	$2,099

Basic income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	$4.57	$(1.14)	$(1.97)	$(0.89)	$1.22
Gain on retirement of Senior Notes, net of tax	0.45	—	—	—	—
Cumlative effect of change in accounting principle, net of tax	—	—	(0.22)	—	—
Basic income (loss) per share	$5.02	$(1.14)	$(2.19)	$(0.89)	$1.22

Diluted income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	$4.19	$(1.14)	$(1.97)	$(0.89)	$1.22
Gain on retirement of Senior Notes, net of tax	0.41	—	—	—	—
Cumlative effect of change in accounting principle, net of tax	—	—	(0.22)	—	—
Diluted income (loss) per share	$4.60	$(1.14)	$(2.19)	$(0.89)	$1.22

Other Financial Data:
EBITDA (in thousands) (b)	$17,441	$31,704	$23,655	$16,194	$9,012
EBITDA margin (c)	9.3%	11.1%	8.8%	10.1%	11.1%
Comparable restaurant sales (d)	2.2%	4.8%	2.1%	1.6%	2.7%

(a)       Fiscal 2000 was comprised of 53 weeks.  All other years presented were comprised of 52 weeks.

(b)      ‘‘EBITDA’’ is defined as income from operations before deferred rent, depreciation, amortization, preopening costs, closed restaurants, asset impairment charges and loss on abandonment of Sal & Vinnie’s.  EBITDA is not a measure of performance defined by Generally Accepted Accounting Principles (“GAAP”).  EBITDA should not be considered in isolation or as a substitute for net income or the statement of cash flows which have been prepared in accordance with GAAP.  The Company believes EBITDA provides useful information regarding the Company’s ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company’s ability to pay interest and repay debt.  The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

(c)       EBITDA margin represents EBITDA divided by net sales.

(d)                   The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year.  The comparable sales in 2001 relate Bertucci’s only, 2000, 1999 and 1998 relate to the combined company (Bertucci’s, Chili’s, On The Border and, for 1999 only, Sal & Vinnie’s); and the 1997 comparable sales relate to Chili’s only (On The Border did not have a comparable restaurant as defined until Fiscal Year 1998).

(e)                    Prior year costs (operating expenses and general and administrative expenses) have been restated to conform to current year presentation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Item 1.  Business,” “Item 6.  Selected Financial Data,” the Company’s Consolidated Financial Statements and Notes thereto and the information described under the caption “Risk Factors” below.

General

Bertucci’s Corporation, formerly NE Restaurant Company, Inc. (the “Company”), through it’s wholly owned subsidiaries Bertucci’s Restaurant Corp. and Bertucci’s, Inc. (“Bertucci’s”), owns and operates a full service casual dining restaurant concept under the name Bertucci’s Brick Oven Pizzeria® (“Bertucci’s restaurants”).  The Company was originally formed as a limited partnership in 1991 to acquire 15 Chili’s Bar & Grill restaurants (“Chili’s”) from a prior franchisee.  The Company was incorporated in Delaware in 1994.  The Company had grown through the addition of 25 new Chili’s and seven On The Border Café restaurants in New England.  The Company developed and operated these restaurant franchises under franchise agreements with Brinker International, Inc., a publicly-owned company (“Brinker” or the “Franchisor”).

In July 1998, the Company completed its acquisition of Bertucci’s parent entity, Bertucci’s, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).  The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”).  The Acquisition included 90 Bertucci’s restaurants and one Sal and Vinnie’s Sicilian Steakhouse™ (“Sal and Vinnie’s”) restaurant located in Massachusetts.  Since 1999, the Company closed the Bertucci’s test kitchen restaurant in Wakefield, Massachusetts and closed seventeen under performing Bertucci’s restaurants.  In December of 2000, the Company also closed the sole Sal and Vinnie’s.

On April 12, 2001, the Company completed the sale of 40 Chili’s and seven On The Border restaurants to Brinker (the “Brinker Sale”). Total consideration, subject to closing adjustments, was $93.5 million.  Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as the four Chili’s restaurants that were under development by the Company.  Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.  The Company recorded a gain on Brinker Sale of $36.9 million before income taxes.

Results of Operations

For all the Company’s restaurants, net sales consist of food, beverage and alcohol sales.  Cost of sales consists of food, beverage and alcohol costs as well as supplies used in carry-out and delivery sales.  Total operating expenses consist of five primary categories:  (i) labor expenses; (ii) restaurant operations; (iii) facility costs; (iv) office expenses; and  (v) non-controllable expenses, which include such items as company advertising expenses, rent and insurance.  General and administrative expenses include costs associated with those departments of the Company that assist in restaurant operations and management of the business, including accounting, management information systems, training, executive management, purchasing and construction.

The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in the Company’s income statement, as well as certain operating data, for the periods indicated:

Income Statement Data:	For Fiscal Year Ended (Percentage of Net Sales)
	January 2, 2002	January 3, 2001	December 29, 1999
Net sales	100.0	100.0	100.0
Cost of sales and expenses
Cost of sales	24.0	26.1	27.6
Operating expenses	59.9	57.1	57.8
General and administrative expenses	6.7	5.8	5.8
Deferred rent, depreciation, amortization and preopening expenses	7.4	6.4	6.7
Closed restaurant charge	2.3	—	—
Asset impairment charge	1.0	—	—
Loss on abandonment of Sal & Vinnie's	—	0.7	—
Cost of sales and expenses	101.3	96.1	97.9
(Loss) income from operations	(1.3)	3.9	2.1
Other income (expense)
Gain on Brinker Sale	19.8	—	—
Interest expense, net	(5.7)	(5.3)	(5.2)
Other income (expense)	14.1	(5.3)	(5.2)
Income (loss) before income tax provision (benefit), extraordinary item and cumulative effect of change in accounting principle	12.8	(1.4)	(3.1)
Provision (benefit) for income taxes	5.5	—	(0.9)
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	7.3	(1.4)	(2.2)
Gain on retirement of Senior notes, net of tax	0.7	—	—
Cumlative effect of change in accounting principle, net of tax	—	—	(0.3)
Net income (loss)	8.0	(1.4)	(2.5)

Year Ended January 2, 2002 Compared to Year Ended January 3, 2001

Net Sales.  Net sales decreased $98.3 million, or 34.5%, to $186.6 in fiscal 2001 from $284.9 million in fiscal 2000.  Most of the decrease was attributable to the Brinker Sale.  That was offset by a 2.2% sales increase for the 71 comparable Bertucci’s restaurants and the addition of four new Bertucci’s restaurants.  The Company also closed two restaurants in fiscal 2001, one at the end of the third quarter at it’s lease expiration and one at year end due to the landlord exercising the right of recapture as provided in the lease.  Bertucci’s plans to relocate both restaurants in the future.

Cost of Sales.  Cost of sales decreased by $29.4 million or 39.6%, to $44.9 million in fiscal 2001 from $74.3 million in fiscal 2000.  The primary reason for the dollar decrease was the Brinker Sale.  Expressed as a percentage of net sales, cost of sales decreased by 2.1% to 24.0% in fiscal 2001 from 26.1% in fiscal 2000.  The Company believes the decrease in both dollar and percent resulted from several factors.  First, Bertucci’s continued to develop the theoretical cost system which allowed management to pinpoint and control costs.  Second, product costs showed favorable movement against 2000 due to a combination of purchasing practices (specifically poultry, flour, oils and produce) and favorable market conditions.  Third, price increases and new menu offering further drove down cost percentages.  Fourth, the Brinker Sale helped improve cost of sales, due to the fact that the Brinker Concept restaurants had a higher cost of sales ratio.

Operating Expenses.  Operating expenses decreased by $50.8 million, or 31.2%, to $111.8 million in fiscal 2001 from $162.6 million in fiscal 2000.  Expressed as a percentage of net sales, operating expenses increased to 59.9% in fiscal 2001 from 57.1% in fiscal 2000.  The dollar decrease was primarily attributable to the Brinker Sale.  The percentage increase was due in part to improved efficiency in the Bertucci’s restaurants, primarily labor and advertising costs, as well as improved leverage over fixed expenses.

General and Administrative Expenses.  General and administrative expenses decreased $3.9 million or 23.8%, to $12.5 million in fiscal 2001 from $16.4 million in fiscal 2000.  Expressed as a percentage of net sales, general and administrative expenses increased to 6.7% in fiscal 2001 versus 5.8% in fiscal 2000.  The dollar decrease was primarily due to the Brinker Sale while the percent increase was a result of lower net sales from the sale of the Brinker Concept restaurants.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by $4.2 million, or 23.2%, to $13.9 million in fiscal 2001 from $18.1 million in fiscal 2000 due mainly to the Brinker Sale.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses increased to 7.4% in fiscal 2001 from 6.4% in fiscal 2000.  Bertucci’s restaurants expenses were a higher percentage of sales than were the Brinker Concept restaurants.  Furthermore, Bertucci’s preopening expenses totaled $554,000 for 2001 compared to none in 2000.

Closed Restaurants Charge:  As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company recorded a charge of approximately $4.2 million to provide for estimated lease commitments and certain exit costs on closed restaurants.

Asset Impairment Charge:  As discussed in Note 3 of Notes to Consolidated Financial Statements, the company recorded a charge of approximately $1.8 million to recognize the estimated impaired value of assets at four restaurant locations.

Other income (expense):  Total consideration received on the Brinker Sale, subject to closing adjustments, was $93.5 million.  This consideration, net of liabilities assumed, exceeded the Company’s basis on assets sold, resulting in a gain of $36.9 million.  Interest expense decreased $4.4 million, or 29.3%, to $10.6 million in fiscal 2001 from $15.0 million in fiscal 2000.  This decrease was attributable to the assumption of FFCA Loans by Brinker as a result of the Brinker Sale and the retirement of $14.7 million of Senior Notes.  Interest was approximately $10 million on the Senior Notes, $1.1 million on the FFCA Loans and $100,000 from the Company’s line of credit during fiscal 2001, offset by interest income of $750,000.  Interest income increased by  $675,000 in fiscal 2001 versus 2000 due to availability of excess cash from the Brinker Sale.

Income Tax Provision (Benefit).  In fiscal 2001, the Company recorded a provision for income taxes of $10.2 million on income before income tax provision and extraordinary item of approximately $23.9 million.

Year Ended January 3, 2001 Compared to Year Ended December 29, 1999

Net Sales.  Net sales increased $17.3 million, or 6.5%, to $284.9 million in fiscal 2000, from $267.7 million in fiscal 1999.  Most of the increase was attributable to a 4.8% comparable sales increase at the Company’s restaurants.  The 53rd week added approximately $4.8 million of sales while two new Chili’s that opened during fiscal 2000 and five Chili’s that opened in 1999 contributed an additional $9.0 million.  Two new On The Border restaurants that opened in fiscal 2000 and one that opened in 1999 supplied $6.6 million of incremental sales.  These positive results were partially offset by the closings of 17 Bertucci’s restaurants during 1999 and early 2000, which accounted for an unfavorable variance of $14.3 million.  Average sales per restaurant increased 12.2% to $2.3 million in fiscal 2000, from just under $2.1 million the previous year primarily due to strong comparable sales growth at Bertucci’s, a greater proportion of Brinker Concept Restaurants and the closing of the under-performing Bertucci’s previously mentioned.

Cost of Sales.  Cost of sales increased by $406,000 or 0.5%, to $74.3 million in fiscal 2000 from $73.9 million in fiscal 1999.  Expressed as a percentage of net sales, cost of sales decreased by 1.5% to 26.1% in fiscal 2000 from 27.6% in  fiscal 1999.  The Company believes the reduction in cost of sales resulted from several causal factors.  First, Bertucci’s continued to develop the theoretical cost system which allowed management to pinpoint and control costs.  Management believes that approximately 0.5% of the decrease is as a result of improved cost control measures.  Second, product costs showed favorable movement against 1999 due to a combination of purchasing practices (specifically poultry, flour, oils and produce) and favorable market conditions (cheese costs during fiscal 2000 dipped to a 30 - year low).  Third, price increases in January and August at the Brinker Concept Restaurants further drove down cost percentages.  Fourth, the Company saw a benefit in gross margin as a result of closing the aforementioned under-performing Bertucci’s restaurants.  Last, menu engineering at Bertucci’s, specifically the introduction of several poultry and seafood pasta offerings, partially offset the decrease as these menu items were higher in cost percentage but also higher in dollar margin.

Operating Expenses.  Operating expenses increased by $7.8 million, or 5.1%, to $162.6 million in fiscal 2000 from $154.8 million in fiscal 1999.  Expressed as a percentage of net sales, operating expenses decreased to 57.1% in fiscal 2000 from 57.8% in fiscal 1999.  The dollar increase was primarily attributable to new restaurant development, increased labor costs (partially offset by increased productivity), an increase in restaurant repairs and maintenance and the impact of the 53rd week of fiscal 2000.  The Company believes that approximately $2.2 million of the fiscal 2000 operating expenses resulted from the 53rd week of operations.  The percentage decrease was primarily attributable to cost control measures, primarily at Bertucci’s, increased leverage of higher sales against fixed costs, the favorable impact of the Bertucci’s under-performing restaurant closings and the impact of the 53rd week of operations which accounted for approximately 0.3% of the favorable variance.

General and Administrative Expenses.  General and administrative expenses increased $986,000, or 6.4%, to $16.4 million in fiscal 2000 from $15.4 million in fiscal 1999.  Expressed as a percentage of net sales, general and administrative expenses remained constant at 5.8% for both 2000 and 1999.  The dollar increase was primarily due to increased payroll (mostly Bertucci’s operating, recruiting and training to further strengthen operations), increased bonus expense as a result of improved performance and twelve months of rent associated with the corporate headquarters verses five months in 1999.  The Company believes the impact of the 53rd week of operations accounts for approximately $200,000 of the increase.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses increased by $264,000, or 1.5%, to $18.1 million in fiscal 2000 from $17.9 million in fiscal 1999.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses decreased to 6.4% in fiscal 2000 from 6.7% in fiscal 1999.  The dollar increase was primarily due to increased capital improvements at Bertucci’s, opening four additional Brinker Concept Restaurants and incremental depreciation on the corporate headquarters build-out partially offset by a $500,000 decrease in preopening expenses.  During fiscal 2000, preopening expenses amounted to approximately $900,000.

Loss on Abandonment of Sal & Vinnie’s.  The Company closed the only Sal & Vinnie’s in late fiscal 2000 and abandoned the restaurant property in return for lease termination.  This transaction resulted in a loss of approximately $2.0 million in fiscal 2000.

Interest Expense.  Interest expense increased $1.0 million, or 7.4%, to $15.0 million in fiscal 2000 from $14.0 million in fiscal 1999.  This increase was attributable to new FFCA Loans entered into since 1999.  Interest was approximately $10.9 million on the Senior Notes, $3.9 million on the FFCA Loans and $0.2 million from the Company’s line of credit during fiscal 2000.

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

Fiscal Year Ended January 2, 2002.  Net cash flows from operating activities were $4.3 million for fiscal 2001 as compared to $10.4 million for fiscal 2000.  Net income from operations for this period was $15.0 million and the non-cash reconciling items of deferred rent, depreciation, amortization, deferred taxes increased cash flows by $17.3 million.  This compares favorably by approximately $338,000 to the results in 2000.  A closed restaurant charge of $4.2 million and an asset impairment charge of $1.8 million increased cash by a total of $6.0 million.  Accrued expenses decreased by $4.6 million mostly as a result of a reduction of accrued payroll, restaurant closing reserves and occupancy expenses which were offset by an increase in accrued taxes due to the utilization of net operating loss carryforwards.  The Company also used cash from operations to increase working capital needs for four newly developed restaurant locations.  Net cash provided by investing activities for fiscal 2001 was $24.3 million primarily a result of $36.3 million generated from the Brinker Sale.  Approximately $12.2 million was used for developing, building and opening new restaurants, paying franchise fees, acquiring liquor licenses and for capital additions at existing restaurants and approximately $200,000 of cash was generated from the sale of one closed Bertucci’s restaurant.  Net cash used in financing activities was $13.0 million for fiscal 2001.  During this period, $421,000 was used for repaying principle on FFCA mortgages, approximately $1.0 million was used to establish cash collateral for a Letter of Credit Facility and approximately $11.5 million was used to repurchase $14.7 million face value Senior Notes.

As of January 2, 2002, the Company had $85.3 million in consolidated indebtedness, all pursuant to the Senior Notes.  In July 2001, the Company retired $14.7 million of the Senior Notes with a portion of the proceeds from the Brinker Sale.  An extraordinary gain of $1.3 million, net of a $1.0 million tax liability was recorded which is depicted in the Consolidated Statement of Operations net.  The Senior Notes contain no financial covenants and the Company is in compliance with all non-financial covenants as of January 2, 2002.  The indenture governing the Senior Notes requires the use of proceeds from an asset sale within one year of the transaction date (April 12, 2002 for the Brinker Sale) and defines the acceptable uses, including repurchase of debt or investment in assets.  The Company believes it has met the terms of the indenture for use of Brinker Sale proceeds.  Furthermore, the Company believes that the cash flow generated from its operations with the current cash on hand should be sufficient to fund its debt service requirements, lease obligations, current expected capital expenditures and other operating expenses through 2002.  Beyond 2002, the Company expects to be able to service its debt, but the lack of short term borrowing availability may impede growth.

Fiscal Year Ended January 3, 2001.  Net cash flows from operating activities were $10.4 million for fiscal 2000 as compared to $6.5 million for fiscal 1999.  Net loss from operations for this period was $3.4 million and the non-cash reconciling items of deferred rent, depreciation, amortization, deferred taxes and non-cash loss on the Sal & Vinnie’s abandonment increased cash flows by $19.5 million.  This compares favorably by approximately $3.0 million to the results in 1999.  The Company believes the 53rd week of operations accounts for approximately $500,000 of the favorable variance which includes incremental cash from operations of approximately $1.3 million offset by an $800,000 increase in prepaid expenses, mostly prepaid rents, applied to fiscal 2001.  Accrued expenses decreased by $4.6 million mostly as a result of a reduction of accrued payroll, restaurant closing reserves and occupancy expenses which were partially offset by an increase in accrued taxes.  The Company also used cash from operations to increase working capital needs for four newly developed restaurant locations.  Net cash used in investing activities for fiscal 2000 was $12.1 million.  Approximately $14.5 million was used for developing, building and opening new restaurants, paying franchise fees, acquiring liquor licenses and for capital additions at existing restaurants including a point of sale (“POS”) computer upgrade at half of the Bertucci’s locations.  The sale of four Bertucci’s restaurants accounted for approximately $1.7 million of cash inflow in addition to $648,000 of cash provided by the sale of an adjacent parcel of land to one of the Chili’s properties and the sale of a liquor license (the Company maintained a beer and wine license) at a Bertucci’s location.  Net cash provided by financing activities was $1.8 million for fiscal 2000.  During this period, $3.8 million was borrowed from FFCA Acquisition Corporation (“FFCA”) for new restaurant mortgages (Note 7 of the consolidated financial statements), $1.8 million was used for repaying principle on FFCA mortgages and approximately $0.2 was used for capital lease payments and the purchase of common shares to treasury.

Fiscal Year Ended December 29, 1999.  Net cash flows from operating activities were $6.5 million for fiscal 1999 as compared to $17.2 million for fiscal 1998.  Approximately $5.0 million of the $10.7 million difference was a result of additional interest incurred on the Senior Notes in 1999 versus 1998.  Net loss from operations for this period was $6.5 million and the non-cash reconciling item of deferred rent, depreciation, amortization and pre-tax change in accounting principle increased cash flows by $17.6 million.  Accrued expenses decreased by $4.5 million mostly as a result of a reduction of accrued payroll, restaurant closing reserves, occupancy expenses and other liabilities which were partially offset by an increase in unredeemed gift certificates.  The Company also used cash from operations to increase working capital needs for newly developed restaurant locations and for the Bertucci’s restaurants acquired during fiscal 1998. Increases in deferred taxes and accounts payable were partially offset by a net decrease in other working capital accounts, a decrease in inventories and an increase in prepaid expenses.  Net cash used in investing activities for fiscal 1999 was $14.4 million.  Approximately $19.2 million was used for developing, building and opening new restaurants, paying franchise fees and for capital additions at existing restaurants.  The sale of assets (primarily the former Bertucci’s headquarters located in Wakefield, Massachusetts) accounted for approximately $4.8 million of additional cash to the Company in 1999.  Net cash provided by financing activities was $10.1 million for fiscal 1999.  During this period, $11.3 million was borrowed from FFCA Acquisition Corporation (“FFCA”) for new restaurant mortgages (Note 7 of the consolidated financial statements), $1.0 million was used for repaying principle on FFCA mortgages and approximately $0.2 was used for capital lease payments and return of capital.

The Company’s capital expenditures were $12.2 million, $14.2 million and $19.0 million, for fiscal 2001, 2000 and 1999, respectively.  In fiscal 2001, capital expenditures for remodeling, maintenance and repair of the Company’s restaurants and the new corporate office were approximately $7.0 million.  The remainder of the capital spending was directly associated with new restaurant development.  The company expects to open five to six Bertucci’s restaurants in 2002.

In August 1997, the Company paid a dividend and return of capital distribution to shareholders of approximately $16.7 million from additional paid-in capital, with the excess payout being charged to retained earnings.  In addition, as part of such transaction, the Company repurchased a portion of its capital stock, for an aggregate amount of approximately $8.3 million.  The Company’s repurchase of shares of common stock was recorded as treasury stock, at cost, and resulted in a reduction of shareholders’ equity.  These payments were funded through the use of proceeds from the FFCA Loan.

The Senior Notes bear interest at the rate of 10 3/4% per annum, payable semi-annually on January 15 and July 15, with payments that commenced on January 15, 1999.  The Senior Notes are due in full on July 15, 2008.  From July 15, 2003 through July 15, 2006, the Company may, at its option, redeem any or all of the Senior Notes at face value, plus a declining premium, which begins at approximately 5%.  After July 15, 2006, the Senior Notes may be redeemed at face value.  Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101%.  See Note 5 of Notes to Consolidated Financial Statements.

From 1997 through 2000, the Company entered into various loan agreements with FFCA which resulted in the issuance of promissory notes and mortgages collateralized by various Brinker Concept restaurants.  For the years ended January 2, 2002, January 3, 2001 and December 29, 1999 interest related to the FFCA loans was $1.3, $3.9, and $3.0 million, respectively.  The loans were assumed by Brinker as a result of the Brinker Sale with no continuing liability to the company.

The Senior Bank Facility provided the Company with available borrowing up to an aggregate amount of $20.0 million.  Concurrent with the completion of the Brinker Sale, the Company repaid the $300,000 balance outstanding at which time the availability of the Senior Bank Facility was restricted.  On July 21, 2001, the Senior Bank Facility expired and was not replaced; the Company is currently operating without a line of credit and is funding all of its growth, debt reductions and operating needs out of cash flows from operations and cash on hand.

During July 2001, the Company established a $2.0 million (maximum) Letter of Credit Facility.  As of January 2, 2002, this facility is collateralized with $1.0 million of cash restricted from general use.  Letters of Credit totaling $581,000 were outstanding on January 2, 2002.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

Impact of Inflation

Inflationary factors such as increases in labor, food or other operating costs could adversely affect the Company’s operations.  The Company does not believe that inflation has had a material impact on its financial position or results of operations for the periods discussed above.  Management believes that through the proper leveraging of purchasing size, labor scheduling, and restaurant development analysis, inflation will not have a material adverse effect on income during the foreseeable future.  There can be no assurance that inflation will not materially adversely affect the Company.

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

Significant Accounting Policies

In April 1998, the AICPA issued its Statement of Position 98-5 (‘‘SOP 98-5’’), Reporting on the Costs of Start-Up Activities.  SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred.  SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998.  Application of SOP 98-5 is as of the beginning of the fiscal year in which it is first adopted and is reported as a cumulative effect of a change in accounting principle.

The Company adopted SOP 98-5 as of the first day of fiscal 1999.  Upon adoption, the Company incurred a pre-tax cumulative effect of a change in accounting principle of approximately $1.1 million.  This charge was primarily for the write-off of unamortized preopening costs which were previously amortized over the 12-month period subsequent to a restaurant opening.

In 1996, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The Company’s long-lived assets primarily consist of goodwill, real estate and leasehold improvements related to its restaurant operations.  SFAS No. 121 requires management to consider whether long-lived assets held for use have been impaired by comparing undiscounted future cash flows expected to be generated from utilizing these assets to their carrying amounts.  If such cash flows are not sufficient to recover the carrying amount of the assets, impairment has occurred and the assets held for use would be written down if their fair market values are less than their carrying value.  Significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity are required to be made by management in order to test for impairment under this standard.  For long-lived assets to be disposed of, SFAS No. 121 requires that long-lived assets be reported at the lower of carrying amount or fair value less cost to sell.  During the third quarter, the Company recorded approximately $1.8 million of impairment charges related to four restaurant locations.  This impairment was charged to earnings and included in the accompanying consolidated statements of operations for 2001.

Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedging accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, which amended SFAS No. 133 and added guidance for certain derivative instruments and hedging activities.  The new standard, SFAS No. 133 as amended by SFAS No. 138, requires recognition of all derivatives as either assets or liabilities at fair value.  One of the primary amendments to SFAS No. 133 that is covered by SFAS No. 138 establishes an exemption for normal purchases and normal sales that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  The adoption of these standards did not have a material impact on the Company’s fiscal position or results of operations

In July 2001, the FASB issued SFAS No. 142, Goodwill And Other Intangible Assets.  SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill and other indefinite-lived intangibles, and requires periodic (at least annual) evaluations of impairment of goodwill balances. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company expects that its annualized goodwill amortization of $2.3 million will be eliminated beginning in 2002 and no goodwill impairment charge will be necessary.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which replaces SFAS No. 121.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 regarding recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale.  Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale; however, it extends the method of accounting to all assets held for sale.  The new standard also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business).  SFAS No. 144 is effective beginning January 1, 2002 and, generally is to be applied prospectively.  The Company is studying the potential financial impact of adopting this new standard, but does not expect it to have any significant material impact on financial position and results of operations.

Risk Factors

This Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions.  The cautionary statements made in this Report should be read as being applicable to all forward looking statements wherever they appear in this Report.  The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Report.

Substantial Leverage; Potential Inability to Service Indebtedness.  As a result of the Acquisition, the Company is highly leveraged.  At the end of fiscal 2001, the Company’s aggregate outstanding indebtedness was $85.3 million, the Company’s shareholders’ equity was $19.0 million and the Company’s working capital, deficiency of earnings to fixed charges and losses were $3.8 million, $3.5 million and $3.4 million, respectively.  The Company’s ratio of earnings to fixed charges for fiscal 2001 was 0.1 to 1.0.

The Company’s high degree of leverage could have important consequences to holders of Senior Notes, including but not limited to the following: (i) the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations and other purposes, including investments in development and capital spending; (iii) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (iv) the Company’s substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or in its business.  The Company’s ability to repay or to refinance its obligations with respect to its indebtedness will depend on its future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors, many of which are beyond the Company’s control.  These factors could include operating difficulties, increased operating costs, product pricing pressures, the response of competitors, regulatory developments, and delays in implementing strategic projects.  The Company’s ability to meet its debt service and other obligations may depend in significant part on the extent to which the Company can implement successfully its business strategy.  There can be no assurance that the Company will be able to implement its strategy fully or that the anticipated results of its strategy will be realized.

If the Company’s cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, or seek to obtain additional equity capital, or to refinance or restructure its debt.  There can be no assurance that the Company’s cash flow and capital resources will be sufficient for payment of principal of, and premium, if any, and interest on, its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations.

Restrictive Debt Covenants.  The Indenture for the Senior Notes impose significant operating and financial restrictions on the Company (and its subsidiaries).  Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, sell certain assets, enter into certain transactions with affiliates, or engage in certain mergers or consolidations involving the Company.  A failure by the Company to comply with the restrictions could lead to a default under the terms of the Indenture.  In the event of a default, the lender could elect to declare all amounts borrowed pursuant thereto, and all amounts due may be, immediately due and payable, together with accrued and unpaid interest, and the lenders could terminate all commitments thereunder.  In such event, there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment.  Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company.  The reduced size of the Company as a result of the Brinker Sale may further affect the Company’s ability to satisfy the debt covenants.

Potential Inability to Manage Geographic Expansion.  All of the restaurants operated by the Company prior to the Acquisition were located in New England.  As a result of consummation of the Acquisition, nearly one-third of the Company’s restaurants were outside of New England.  As of this filing, and partially as a result of closing seventeen restaurants outside New England, two inside of New England and the Brinker Sale, approximately 30% of the Company’s restaurants are currently outside of New England.  The ability of the Company’s management to effectively recognize and account for diverse regional conditions and to manage restaurants that are geographically remote will be critical to the success of the Company.  Any inability of the Company to successfully manage its geographic expansion may have a material adverse effect on the Company.

The Company’s future operating results will depend largely upon its ability to open and operate new or newly acquired restaurants successfully and to manage a growing business profitably.  This will depend on a number of factors (some of which are beyond the control of the Company), including (i) selection and availability of suitable restaurant locations, (ii) negotiation of acceptable lease or financing terms, (iii) securing of required governmental permits and approvals, (iv) timely completion of necessary construction or remodeling of restaurants, (v) hiring and training of skilled management and personnel, (vi) successful integration of new or newly acquired restaurants into the Company’s existing operations and (vii) recognition and response to regional differences in guest menu and concept preferences.

There can be no assurance that the Company’s expansion plans can be achieved on a timely and profitable basis or that it will be able to achieve results similar to those achieved in existing locations in prior periods or that such expansion will not result in reduced sales at existing restaurants that have been recently opened or newly acquired restaurants.  Any failure to successfully and profitably execute its expansion plans could have a material adverse effect on the Company.

Changes in Food Costs and Supplies; Key Supplier.  The Company’s profitability is dependent on, among other things, its continuing ability to offer fresh, high quality food at moderate prices.  Various factors beyond the Company’s control, such as adverse weather, labor disputes or other unforeseen circumstances, may affect its food costs and supplies.  While management has been able to anticipate and react to changing food costs and supplies to date through its purchasing practices and menu price adjustments, there can be no assurance that it will be able to do so in the future.

The Company obtains approximately 75% to 80% of its supplies through a single vendor pursuant to a contract for delivery and distribution, with the vendor charging fixed mark-ups over prevailing wholesale prices.  The Company has a five-year contract with this vendor which expires in 2007 and is otherwise terminable by either party upon 120 days’ prior notice.  The Company believes that it would be able to replace any vendor if it were required to do so; however, any disruption in supply from vendors or the Company’s inability to replace vendors, when required, may have a material adverse effect on the Company.

Possible Adverse Impact of Economic, Regional and Other Business Conditions on the Company.  The Company’s business is sensitive to guests’ spending patterns, which in turn are subject to prevailing regional and national economic conditions such as interest rates, taxation and consumer confidence.  Most of the restaurants owned by the Company are located in the northeastern and Mid-Atlantic United States, with a large concentration in New England.  In addition, the Company anticipates substantially all restaurants to be opened in fiscal 2002 will be in states where the Company presently has operations or in contiguous states.

Dependence Upon Key Personnel.  The Company’s business depends upon the efforts, abilities and expertise of its executive officers and other key employees.  The Company has no long-term employment contracts with, and does not maintain ‘‘key-man’’ life insurance for, any of its executive officers or key employees.  The loss of the services of certain of these executive officers or key employees or the inability to retain key personnel would have a material adverse effect on the Company.

Competition.  The restaurant industry is intensely competitive with respect to, among other things, price, service, location and food quality.  The Company competes with many well-established national, regional and locally-owned foodservice companies with substantially greater financial and other resources and longer operating histories than the Company, which, among other things, may better enable them to react to changes in the restaurant industry.  With respect to quality and cost of food, size of food portions, decor and quality service, the Company competes with casual dining, family-style restaurants offering eat-in and take-out menus, including Applebee’s International, Inc., TGI Friday’s Inc., Ruby Tuesday Inc., Uno Restaurant Corporation and Olive Garden Restaurants.  As a result of the Brinker Sale, the Company also competes with Chili’s and, to a lesser extent, On the Border Café Restaurants. Many of the Company’s restaurants are located in areas of high concentration of such restaurants.  Among other things, the Company also vies with all competitors in attracting guests, in obtaining premium locations for restaurants (including shopping malls and strip shopping centers) and in attracting and retaining employees.

Possible Adverse Impact of Government Regulation on the Company.  The restaurant business is subject to extensive federal, state and local laws and regulations relating to the development and operation of restaurants, including those concerning alcoholic beverage sales, preparation and sale of food, relationships with employees (including minimum wage requirements, overtime and working conditions and citizenship requirements), land use, zoning and building codes, as well as other health, sanitation, safety and environmental matters.  Compliance with such laws and regulations can impede the operations of existing Company restaurants and may delay or preclude construction and completion of new Company restaurants.  The Company is subject in certain states to ‘‘dram-shop’’ statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.  In addition, the Company may also in certain jurisdictions be required to comply with regulations limiting smoking in restaurants.

Reliance on Information Systems.  The Company relies on various information systems to manage its operations and regularly makes investments to upgrade, enhance or replace such systems.  Any disruption affecting the Company’s information systems could have a material adverse effect on the Company.

Franchising.  The Company has no experience in franchising restaurants and there can be no assurance that the Company will be able to successfully locate and attract suitable franchisees or that such franchisees will have the business abilities or sufficient access to capital to open restaurants or will operate restaurants in a manner consistent with the Company’s concept and standards or in compliance with franchise agreements.  The success of the Company’s franchising program will also be dependent upon certain other factors, certain of which are not within the control of the Company or its franchisees, including the availability of suitable sites on acceptable lease or purchase terms, permitting and regulatory compliance and general economic and business conditions.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers and directors of the Company at the time of this filing:

Name	Age	Position
Benjamin R. Jacobson	57	Chairman of the Board of Directors, Chief Executive Officer and Treasurer
Raymond P. Barbrick	49	President, Chief Operating Officer and Director
Kurt J. Schnaubelt	38	Senior Vice President – Finance and Administration
Paul J. Seidman	45	Senior Vice President – Food & Beverage and Procurement
Irene E. Cook	43	Vice President – Training
Rosario Del Nero	49	Vice President
Mark S. Eason	48	Vice President – Restaurant Operations
Lewis P. Holt	48	Vice President – Construction
Gregory A. Pastore	37	Vice President – Development & General Counsel
Stephen F. Mandel, Jr.	46	Director
James J. Morgan	59	Director
James R. Parish	55	Director
Stephen R. Karp	62	Director

Benjamin R. Jacobson.  Mr. Jacobson has served as Chairman of the Board of Directors of the Company since 1991 and as Chief Executive Officer since October 1999.  Since 1989, Mr. Jacobson has served as the Managing General Partner of Jacobson Partners, which specializes in direct equity investments. Mr. Jacobson is a director of Childtime, Inc. and a number of privately-held corporations.

Raymond P. Barbrick.  Mr. Barbrick has been employed in the restaurant industry for 31 years and currently serves as President, Chief Operating Officer and Director of the Company.  He served as the Company’s Vice President of Operations for the Brinker Concept Restaurants from January 1998 until October 1999.  Prior to that, he served as Senior Director of Operations, from 1992 through 1997, with responsibility for all of the Company’s Chili’s restaurants in Connecticut and western Massachusetts.  Prior to joining the Company, Mr. Barbrick was employed by Back Bay Restaurant Group, where he held the position of director of regional operations from 1989 to 1992.

Kurt J. Schnaubelt.  Mr. Schnaubelt has been employed in the restaurant industry for 21 years.  He has served as the Company’s Director of Financial Reporting, Planning and Analysis from January 1999 until March 2001 when he was promoted to Senior Vice President – Finance and Administration.  His responsibilities include all accounting, finance, reporting, planning and analysis functions as well as risk management and Information Technologies.  Mr. Schnaubelt has held several other positions in the Company including Assistant Controller, Accounting Manager and Restaurant Manager.  His other experience includes serving as the Controller for Quikava, a double drive through coffee and specialty beverage concept located in New England.  Mr. Schnaubelt is a Certified Management Accountant and a Certified Financial Manager.

Paul J. Seidman.  Mr. Seidman has been employed in the restaurant industry for 28 years and has served as the Company’s Senior Vice President - Food & Beverage and Procurement since January 1998.  Mr. Seidman’s responsibilities include all food and beverage specifications, purchasing, and cost control as well as leading the menu and product development team.  Mr. Seidman has held numerous positions in the industry, most recently as Vice President of Food & Beverage and Corporate Executive Chef for the Bayport Restaurant Group.

Irene E. Cook.  Ms. Cook has been employed in the restaurant industry for 26 years.  She has served the Company as Senior Director of Training from 1993 until her promotion to Vice President - Training in October 2000.  Ms. Cook’s responsibilities include design and delivery of all training including new restaurant openings, management development, adherence to state mandated education requirements (foodservice safety and sanitation, alcohol service training, etc.) and recruiting.  Prior to joining the Company, Ms. Cook held several positions within the industry including Director of Franchise Operations and Training for Boston Market.

Rosario Del Nero.  Mr. Del Nero has been employed in the restaurant industry for 18 years.  He has served as Corporate Executive Chef for Bertucci’s since 1992 and was promoted to Vice President of the Company in January 2000.  His responsibilities include product and ingredient development, recipe design and documentation, training and quality enhancement.  His vast and detailed knowledge of language, food and cuisine, especially those of the Mediterranean, provide for a foundation of authenticity.  Mr. Del Nero’s previous industry experience, both in the United States and abroad, includes positions as independent restaurateur, culinary arts instructor and food consultant to restaurants and manufacturers.

Mark S. Eason   Mr. Eason has been employed in the restaurant industry for over 15 years and currently serves as the Company’s Vice President — Restaurant Operations.  Mr. Eason joined Bertucci’s in 1999 as a Regional Vice President and was promoted to his current position in 2001. From 1991 to 1999, Mr. Eason held various positions in restaurant operations with Lone Star Steakhouse & Saloon, Inc., lastly as Regional Vice President. From 1985 to 1991, Mr. Eason was a General Manager and then Area Supervisor for the Steak & Ale Division of S & A Restaurant Corp.

Lewis P. Holt.  Mr. Holt has been employed in the restaurant industry for 25 years and currently serves as the Company’s Vice President - Construction.  Mr. Holt’s responsibilities include overseeing all phases of building and kitchen design, construction and permitting for all of the Company’s restaurants.  He is also responsible for overseeing the facilities in of all restaurants including maintenance capital and renovations and remodeling.  Mr. Holt has served as Director of Construction for Legal Seafoods of Boston and he held construction and design positions for Pizzeria Uno restaurants.  Mr. Holt has been employed by the Company since 1992.

Gregory A. Pastore.  Mr. Pastore serves as the Company’s Vice President - Development, General Counsel and Secretary.  His responsibilities include employee relations, restaurant and alternate venue development, and management of the Company’s corporate and legal affairs.  Prior to joining the Company in 1999, Mr. Pastore was affiliated with the Boston law firm of Hutchins, Wheeler & Dittmar, where his international practice concentrated on mergers and acquisitions, commercial real estate development and related financing.

Stephen F. Mandel, Jr.  Mr. Mandel has served as a director of the Company since December 1997.  Since July 1997, Mr. Mandel has served as managing director, portfolio manager and consumer retail/analyst at Lone Pine Capital LLC, a hedge fund which he founded. Prior to that, he served as senior managing director and consumer analyst at Tiger Management Corporation from 1990 to 1997 and served on that company’s management committee, as director of equities and portfolio manager.  Prior to 1990, Mr. Mandel served as a vice president and mass-market retailing analyst at Goldman, Sachs and Co.

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

James R. Parish.  Mr. Parish has been employed in the restaurant industry for 23 years and has served as a director of the Company since July 1998.  Since 1991, Mr. Parish has served as Chief Executive Officer of Parish Partners, Inc.  From 1995 to 1996, Mr. Parish served as Chief Executive Officer of Sfuzzi, Inc. From 1983 to 1991, Mr. Parish served as Executive Vice President and Chief Financial Officer of Chili’s Inc. (now named Brinker International, Inc.).

Stephen R. Karp.  Mr. Karp is Chairman and CEO of New England Development, a leading developer of shopping centers and commercial property.  He is a member of the Greater Boston Real Estate Board and the Urban Land Institute.  He is a past President and member of the Board of Trustees of the International Council of Shopping Centers.  He also serves as a trustee of the Belmont Hill Children’s Hospital, Dana Farber Cancer Institute and the New England Aquarium and is Chairman of the Children’s Hospital.

Term of Directors

The Company’s directors serve in such capacity until the next annual meeting of the shareholders of the Company or until their successors are duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation for the most current three fiscal years for the Company’s Chief Executive Officer and each of its four other most highly compensated executive officers (the Chief Executive Officer and such other officers, collectively, the ‘‘Named Executive Officers’’):

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name and Principal Position		Salary($)	Bonus($)	Other Annual Compensation ($) (c)		Securities Underlying Options (#)
Benjamin R. Jacobson Chairman of the Board	2001	—	—	13,221		224,599
	2000	—	—	—		149,599
	1999	—	—	—		49,599

Raymond P. Barbrick President	2001	202,181	133,382	9,500		89,776
	2000	164,038	75,070	8,400		44,776
	1999	133,962	108,002	8,100		29,776

David J. Nace, Sr. (a) Executive Vice President	2001	155,769	128,800	35,956	(b)	—
	2000	157,692	—	118,092		—
	1999	—	—	—		—

Paul J. Seidman Senior Vice President	2001	136,355	64,004	8,400		37,360
	2000	124,038	—	8,400		27,630
	1999	113,846	21,379	8,400		20,130

Gregory A. Pastore Vice President - Development and General Counsel	2001	120,000	43,198	8,400		16,500
	2000	108,923	837	1,400		1,500
	1999	80,023	2,511	—		—

(a)      Mr. Nace tendered his resignation with the Company effective March 16, 2001.

(b)      Includes travel expenses and applicable taxes.

(c)      Includes auto lease payments and auto allowance paid by the Company.

Options Granted in Last Fiscal Year

The following table sets forth information concerning options granted during fiscal 2001 to each of the Named Executive Officers.

	Number of Securities Underlying Options Granted (a)	% of Total Granted in Fiscal 2001			Realizable Value at Assumed Annual Stock Price Appreciation for Option Term(c)

Name			Exercise Price (b)	Expiration Date	5%	10%
Benjamin R. Jacobson	75,000	22.6%	$17.51	01/24/2011	$825,900	$2,093,300
Raymond P. Barbrick	45,000	13.5%	$17.51	01/24/2011	$495,500	$1,256,000
Paul J. Seidman	10,000	3.0%	$17.51	01/24/2011	$110,100	$279,100
Gregory A. Pastore	15,000	4.5%	$17.51	01/24/2011	$165,200	$418,700
David J. Nace, Sr. (d)	—	—	$—	N/A	$—	$—

(a)   Each of the options granted becomes exercisable at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant.  Each of the options expires 5 years and 90 days from the date of the grant.  See ‘‘Stock Option and Other Plans for Employees—Stock Option Plan.’’

(b)  The exercise price was fixed at the date of the grant and represented the fair market value per share of common stock on such date for those options granted at $17.51.

(c)   In accordance with the rules of the Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term.  These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and do not reflect the Company’s estimates or projections of future prices of the Company’s common stock.  The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.  Actual gains, if any, on stock option exercises will depend on the future performance of the Company’s common stock, the option holders’ continued employment through the option period, and the date on which the options are exercised.

(d)  Mr. Nace tendered his resignation with the Company effective March 16, 2001, forfeiting his options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth information concerning option exercises during fiscal 2001, and the fiscal year-end value of unexercised options for each of the Named Executive Officers.

Name	Shares Acquired on Exercise	Value Realized(a)	Number Of Securities Underlying At Fiscal Year-End Exerciseable/Unexercisable			Value Of Unexercised In-The-Money Options At Fiscal Year-End Exerciseable Unexerciseable(b)
Benjamin R. Jacobson	0	$0	87,199	/	137,400	$ 452,600/$253,600
Raymond P. Barbrick	0	0	18,903	/	70,873	$ 146,000/$282,200
Paul J. Seidman	0	0	12,693	/	24,937	$ 98,100/$126,200
Gregory A. Pastore	0	0	0	/	16,500	$ 0/$42,900
David J. Nace, Sr.(c)	0	0	0	/	-	$ 0/$0

(a)                                  The amount “realized” reflects the appreciation on the date of exercise (based on the fair market value of the shares on the date of exercise over the purchase price).

(b)                                 Based upon a price of $19.36

(c)                                  Mr. Nace tendered his resignation with the Company effective March 16, 2001, forfeiting his options.

Employment Agreements

Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board.  At the date of this filing, the Company is not party to any employment agreements with executive officers.

Stock Option and Other Plans for Employees

Stock Option Plan.  On September 15, 1997, the Board of Directors of the Company established the 1997 Equity Incentive Plan, which includes a nonqualified stock option plan (the ‘‘Stock Option Plan’’), for certain key employees and directors.  The Stock Option Plan is administered by the Board of Directors of the Company and may be modified or amended by the Board of Directors in any respect.

Options granted to employees under the Stock Option Plan are generally exercisable cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant and options granted to directors thereunder are generally exercisable immediately upon grant.  Options granted under the Stock Option Plan to date expire 90 days following either the fifth or the tenth anniversary of the date of the grant.  Between September 15, 1997 and December 31, 1997, 331,123 options were granted at a price of $11.63 per share under the Stock Option Plan (of which 11,020 options have been exercised as of January 2, 2002).  In addition, between July 21, 1998 and October 19, 1998, 58,429 options were granted at a price of $17.51 per share under the Stock Option Plan.  None of the options granted since July 21, 1998 have been exercised as of January 2, 2002.  During 2000, a total of 199,750 options were granted, including 100,000 at a price of $17.51 per share plus 99,750 options at a price of $9.22 per share.  During 2001, a total of 332,500 options were granted at a price of $17.51 per share.  On January 2, 2002, 2,978,955 shares of common stock were outstanding.

Management Incentive Plan.  Certain management employees of the Company, including regional directors of operations, district managers, managing partners (who are senior general managers), general managers and assistant managers are eligible, at the discretion of the Company, to participate in the Company’s management incentive plan that provides incentives and rewards for performance with bonus awards that reflect a percentage of each restaurant’s cash contribution.  Payments under the management incentive plan are payable monthly or in accordance with the then current payroll cycle of the Company.

Non-qualified Deferred Compensation Plan.  The Company had established the Bertucci’s Corporation Deferred Compensation Plan (the ‘‘Non-qualified Deferred Compensation Plan’’) pursuant to which certain eligible executives of the Company may elect to defer a portion of their salary. The Company maintained an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to The Merrill Lynch Non-qualified Deferred Compensation Plan Trust Agreement, dated December 21, 1993, by and between the Company and Merrill Lynch Trust Company of America, an Illinois corporation, as trustee, for the purpose of paying benefits under the Non-qualified Deferred Compensation Plan.

The trust assets were held separately from other funds of the Company, but remained subject to claims of the Company’s general creditors in the event of the Company’s insolvency.  In January 2000, the Non-qualified Deferred Compensation Plan was terminated and the balances were paid to the participants.

During 1999, the Company has also established the Bertucci’s Corporation Executive Savings and Investment Plan (the “Executive Savings and Investment Plan”) to which highly compensated executives of the company may elect to defer a portion of their salary and or earned bonus.  The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 20, 1999.  The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under non-qualified deferred compensation plan.

The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency.  As of January 2, 2002, there were 18 participants in the plan with a total market value of approximately $402,000.

401(k).  The Company maintains two defined contribution plans: the Bertucci’s 401(k) Plan and the NE Restaurant 401(k) Plan.  Under the Bertucci’s 401(k) Plan, substantially all employees of the Company may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. The Company makes a matching contribution to the Bertucci’s 401(k) Plan that is allocated, based on a formula as defined by the Bertucci’s 401(k) Plan, to the Bertucci’s 401(k) Plan participants.  The Company is currently in the process of terminating the NE Restaurant 401(k) Plan and as of May 1, 1999 all eligible participants were transferred to the Bertucci’s 401(k) Plan in order to consolidate the Plans after the Acquisition.  In connection with the termination of the NE Restaurant 401(k) Plan, all amounts became fully vested.  Matching contributions made by the Company for the years ended January 2, 2002, January 3, 2001 and December 29, 1999 were approximately $31,000, $138,000 and $89,000, respectively. Prior to the termination of the NE Restaurant 401(k) Plan, two officers of the Company were also the NE Restaurant 401(k) Plan’s trustees.

Employee Loans. In February 2002, the Company extended loans to 14 members of Management (including eight officers) to facilitate their purchase of the Company’s common stock from a former shareholder.  The demand notes bear interest at 8% payable quarterly.  As of March 15, 2002 a total of $166,328 was outstanding.

Compensation of Directors

Each of the Company’s directors is reimbursed for any expenses incurred by such director in connection with such director’s attendance at a meeting of the Board of Directors, or committee thereof.  In addition, all directors are eligible to receive options under the Company’s stock option plans.  Directors receive no other compensation from the Company for serving on the Board of Directors.

Compensation Committee Interlocks and Insider Participation

Effective as of January 1, 1998, the Board of Directors appointed a Compensation Committee.  Currently, the Compensation Committee is comprised of Messrs. Morgan, Mandel and Parish.

Prior to 1998, the Board of Directors of the Company did not have a formal compensation committee and decisions with respect to executive officer compensation were made by Mr. Jacobson and other non-management directors.  Mr. Jacobson has in the past and will in the future provide certain consulting services to the Company.  See “Item 13.  Certain Relationships And Related Transactions.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information at March 28, 2002, with respect to ownership of the Company’s common stock $0.01 par value per share (the ‘‘Company Common Stock’’), by (i) each beneficial owner of five percent or more of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group.  For the purpose of computing the percentage of the shares of Company Common Stock owned by each person or group listed in this table, shares which are subject to options exercisable within 60 days after March 15, 2002 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Company Common Stock owned by any other person.  Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Beneficially Owned	Percent of Class
Benjamin R. Jacobson (1) 595 Madison Avenue New York, New York 10022	886,198	29.75%

Thomas R. Devlin(2) 1313 North Webb Road P.O. Box 782170 Wichita, Kansas 67206	312,660	10.50%

Dennis D. Pedra (3)	230,605	7.74%

Stephen F. Mandel, Jr. (4)	131,066	4.40%

Paul V. Hoagland (5)	91,208	3.06%

James J. Morgan (6)	47,705	1.60%

Raymond P. Barbrick	31,237	1.05%

Stephen R. Karp (7)	20,866	*

Paul J. Seidman	16,099	*

James R. Parish	11,422	*

Gregory A. Pastore	10,503	*

All directors and executive officers as a group (13 persons)	497,663	16.71%

*              Less than 1%.

1)                   Includes (a) 613,273 shares of Company Common Stock held by JPAF II, (b) 49,599 shares of Company Common Stock issuable upon exercise of outstanding stock options exercisable within 60 days after September 30, 1998 held by Jacobson Partners and (c) 21,217 shares of Company Common Stock held by trusts for the benefit of Mr. Jacobson’s children, with respect to which a third party is trustee and has voting control.  JPAF, Inc., a Delaware corporation, is the general partner of JPAF II and Mr. Jacobson is president of JPAF, Inc. Mr. Jacobson is a general partner of Jacobson Partners, which is the sole shareholder of JPAF, Inc.  Mr. Jacobson disclaims beneficial ownership of the shares described (i) in clause (a) above, except to the extent of his general partnership interest in JPAF II, and (ii) in clause (c) above.

2)                   Includes 67,834 shares of Company Common Stock held by J.P. Acquisition Fund II, L.P., a Delaware limited partnership (‘‘JPAF II’’), representing Mr. Devlin’s pro rata interest as a limited partner of JPAF II.

3)                   Includes 33,000 shares of Company Common Stock held by trusts for the benefit of Mr. Pedra’s children, with respect to which Mr. Pedra’s sister is trustee and has sole voting control.  Mr. Pedra disclaims beneficial ownership of all such shares.

4)                   Includes 3,945 shares of Company Common held by Lone Spruce, L.P., 10,028 shares of Company Common Stock held by Lone Balsam, L.P. 9,756 shares of Company Common Stock held by Lone Sequoia, L.P. and 107,337 shares of Company Common Stock held by Lone Cypress, Ltd. Each of Lone Spruce, L.P., Lone Balsam, L.P. and Lone Sequoia, L.P., is a Delaware limited partnership of which Lone Pine Associates LLC is the general partner.  Mr. Mandel is the managing member of Lone Pine Associates LLC.  Lone Cypress Ltd. is a Cayman Islands company of which Lone Pine Capital LLC is the investment manager.  Mr. Mandel is the managing member of Lone Pine Capital LLC.  Mr. Mandel disclaims beneficial ownership of all such shares.

5)                   Includes 14,000 shares of Company Common Stock held in custodial accounts for the benefit of Mr. Hoagland’s children, with respect to which Mr. Hoagland is custodian and has sole voting control.  Mr. Hoagland disclaims beneficial ownership of all such shares.

6)                   Includes 8,482 shares of Company Common Stock held by JPAF II, representing Mr. Morgan’s pro rata interest as a limited partner of JPAF II.

7)                   Includes 20,866 shares of Company Common Stock held by trusts for the benefit of Mr. Karp’s children, with respect to which a third party is trustee and has voting control.  Mr. Karp disclaims beneficial ownership of all such shares.

Shareholders Agreement

The Company and the current shareholders of the Company are parties to a Stockholders’ Agreement, dated as of March 14, 2000 (the ‘‘Shareholders Agreement’’).

The Shareholders Agreement provides, among other things, that (i) a shareholder may not transfer his or its shares in the Company, whether voluntarily or by operation of law, other than in certain limited circumstances specified therein, including transfers through a right of first refusal procedure, distributions by a partnership to its partners, and gifts, trust contributions or bequests to or in favor of family members, (ii) the Company shall have the option to purchase the shares of any shareholder who is a manager of the Company following the termination of such shareholder’s employment with the Company for any reason at a purchase price equal to book value or fair market value depending upon the reason for such termination as permitted under the Indenture, (iii) if the Company fails to exercise its option to purchase as described in the immediately preceding clause (ii), the remaining shareholders shall have the option to purchase the applicable shares, (iv) in certain circumstances, a shareholder seeking to transfer shares shall have the option to require the Company to purchase such shareholder’s shares, (v) no transfer of shares may occur unless the transferee thereof agrees to be bound by the terms of the Shareholders Agreement and (vi) all share certificates shall bear customary legends and all share transfers must be in compliance with applicable securities laws.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Benjamin R. Jacobson, Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer is the Managing Partner of Jacobson Partners Limited Partnership (“Jacobson Partners”).  Jacobson Partners was paid consulting fees and reimbursed for certain travel and other incidental expenses in consideration of certain financial advisory services provided.  The amounts paid to Jacobson Partners for financial consulting fees were $250,000, $500,000 and $313,000 for each of the fiscal years ended January 2, 2002, January 3, 2001 and December 29, 1999, respectively.  In 2001 Jacobson Partners was also paid $750,000 in conjunction with the consummation of the Brinker Sale.  While in 2000 Jacobson Partners was paid an additional $125,000 for services performed in 1999. In connection with the Acquisition the Company entered into a financial advisory services agreement with Jacobson Partners.  Under this agreement, Jacobson Partners provides various financial advisory services to the Company, including, among other things, assistance in preparing internal budgets, performing cash management activities, maintaining and improving accounting and other management information systems, negotiating financing arrangements, complying with public reporting and disclosure requirements and communicating with creditors and investors.  The Company believes the financial advisory services agreement was made on terms that are no less favorable to the Company than those that could be obtained from an unrelated party.  Jacobson Partners received $1.0 million from the Company in 1998 for services as financial advisors in connection with the Acquisition and related financing.  Jacobson Partners is the sole shareholder of the corporate general partner of JPAF II, which owns approximately 16.1% of the outstanding common stock of the Company.

The Company had established the Bertucci’s Corporation Deferred Compensation Plan (the ‘‘Non-qualified Deferred Compensation Plan’’) pursuant to which certain eligible executives of the Company may elect to defer a portion of their salary. The Company maintained an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to The Merrill Lynch Non-qualified Deferred Compensation Plan Trust Agreement, dated December 21, 1993, by and between the Company and Merrill Lynch Trust Company of America, an Illinois corporation, as trustee, for the purpose of paying benefits under the Non-qualified Deferred Compensation Plan.

During 1999, the Company has also established the Bertucci’s Corporation, Inc. Executive Savings and Investment Plan (the “Executive Savings and Investment Plan”) to which highly compensated executives of the company may elect to defer a portion of their salary and or earned bonus. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments non-qualified deferred compensation plan trust agreement, dated September 20, 1999.  The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under non-qualified deferred compensation plan.

The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency. As of January 2, 2002, there were 18 participants in the plan with a total market value of approximately $402,000.

In February 2002, the Company extended loans to 14 members of Management (including eight officers).  The demand notes bear interest at 8%, payable quarterly.  As of March 15, 2002 a total of $166,328 was outstanding.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)           The following documents are filed as part of this report:

(1)     Financial Statements:

          Report of Independent Public Accountants.

          Consolidated Balance Sheets as of January 2, 2002 and January 3, 2001.

          Consolidated Statements of Operations for each of the years ended January 2, 2002, January 3, 2001, and December 29, 1999.

          Consolidated Statements of Stockholders’ Equity for each of the years ended January 2, 2002, January 3, 2001, and December 29, 1999.

          Consolidated Statements of Cash Flows for each of the years ended January 2, 2002, January 3, 2001, and December 29, 1999.

          Notes to Consolidated Financial Statements.

(2)     Financial Statement Schedules:

Schedule II:  Valuation and Qualifying Accounts

(3)     Exhibit Index

(b)           Reports on Form 8-K:

(1)     Company filed a Current Report on Form 8-K on April 27, 2001 announcing the completion of the Brinker Sale.

(2)               The Company filed a Current Report on Form 8-K on May 25, 2001 announcing a tender offer and consent solicitation for up to $43 Million of its outstanding $100 Million 10¾% Senior Notes due 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERTUCCI’S CORPORATION
Registrant

By:	/s/ Benjamin R. Jacobson
Benjamin R. Jacobson, Chairman of the Board

Date: April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Benjamin R. Jacobson	Chairman of the Board of Directors, Chief Executive Officer, Treasurer	April 1, 2002
Benjamin R. Jacobson	(Principal Executive Officer)

/s/ Raymond Barbrick	President, Chief Operating Officer and Director	April 1, 2002
Raymond Barbrick

/s/ Kurt J. Schnaubelt	Senior Vice President – Finance and Administration (Chief Accounting Officer)	April 1, 2002
Kurt J. Schnaubelt

/s/ Stephen F. Mandel	Director	April 1, 2002
Stephen F. Mandel

/s/ James J. Morgan	Director	April 1, 2002
James J. Morgan

EXHIBIT LISTING AND INDEX

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of May 13, 1998 among Bertucci’s, Inc., NE Restaurant Company, Inc. (“NERCO”) and NERC Acquisition Corp.
3.1*	Certificate of Incorporation of NERCO.
3.2*	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 1, 1998.
3.3*	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 20, 1998.
3.4*	By-laws of NERCO.
3.5*	Articles of Incorporation of Bertucci’s of Baltimore County, Inc., as amended.
3.6*	Bylaws of Bertucci’s of Baltimore County, Inc.
3.7*	Articles of Incorporation of Bertucci’s of White Marsh, Inc.
3.8*	Bylaws of Bertucci’s of White Marsh, Inc.
3.9*	Articles of Incorporation of Bertucci’s of Columbia, Inc.
3.10*	Bylaws of Bertucci’s of Columbia, Inc.
3.11*	Articles of Incorporation of Bertucci’s of Anne Arundel County, Inc.
3.12*	Bylaws of Bertucci’s of Anne Arundel County, Inc.
3.13*	Articles of Incorporation of Bertucci’s of Bel Air, Inc.
3.14*	Bylaws of Bertucci’s of Bel Air, Inc.
3.15*	Articles of Organization of Sal & Vinnie’s Sicilian Steakhouse, Inc.
3.16*	By-Laws of Sal & Vinnie’s Sicilian Steakhouse, Inc.
3.17*	Articles of Organization of Berestco, Inc., as amended
3.18*	By-Laws of Berestco, Inc.
3.19*	Articles of Organization of Bertucci’s Restaurant Corp., as amended
3.20*	By-Laws of Bertucci’s Restaurant Corp.
3.21*	Articles of Organization of Bertucci’s, Inc., as amended
3.22*	By-Laws of Bertucci’s, Inc.
3.23*	Articles of Organization of Bertucci’s Securities Corporation
3.24*	By-Laws of Bertucci’s Securities Corporation
3.25	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 16, 2001.
4.1*	Indenture, date July 20, 1998 between NERCO and United States Trust Company of New York (“U.S. Trust”) as Trustee (including the form of 10 ¾% Senior Note due July 15, 2008).
4.2*

Supplemental Indenture, dated as of July 21, 1998 by and among Bertucci’s, Inc., Bertucci’s Restaurant Corp., Bertucci’s Securities Corporation, Berestco, Inc., Sal & Vinnie’s Sicilian Steakhouse, Inc., Bertucci’s of Anne Arundel County, Inc., Bertucci’s of Columbia, Inc., Bertucci’s of Baltimore County, Inc., Bertucci’s of Bel Air, Inc. and Bertucci’s of White Marsh, Inc. (collectively, the “Guarantors”), NERCO and U.S. Trust

4.3*	Purchase Agreement, dated July 13, 1998 by and among NERCO, Chase Securities Inc. and BancBoston Securities Inc.
4.4*	Amendment No. 1 to the Purchase Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston Securities Inc. and the Guarantors
4.5*	Exchange and Registration rights Agreement, dated July 20, 1998 by and among NERCO, Chase Securities Inc. and BancBoston Securities Inc.
4.6*	Amendment No. 1 to Exchange and Registration Rights Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston Securities Inc. and the Guarantors.
4.7*	Form of Stockholders Agreement, dated as of December 31, 1993 between the stockholders of NERCO and NERCO.
4.8*	Form of Stockholders Agreement, dated September 15, 1997 by and among certain stockholders of NERCO and NERCO.

4.9	Form of Stockholders Agreement, dated March 14, 2000 by and among certain stockholders of NERCO and NERCO.
10.1*	1997 Equity Incentive Plan of NERCO, dated September 15, 1997 for certain key employees and directors of NERCO.
10.2*	Form of NE Restaurant Company, Inc. 401(k) profit Sharing Plan, dated January 1, 1996.
10.3*	Form of NE Restaurant Company Deferred Compensation Plan for certain eligible executives of NERCO.
10.4*

Employment Agreement by and between NE Restaurant Company Limited Partnership, NE Restaurant (Glastonbury) Limited Partnership and NE Restaurant (Cambridge) Limited Partnership(collectively, the “Partnerships”), the respective general partners of the Partnerships, NERCO,  NE Restaurant (Connecticut), Inc. and NE Restaurant (Cambridge), Inc. and Dennis D. Pedra, dated September 30, 1991 (the “Pedra Employment Agreement”).

10.5*

Employment Agreement by and between NE Restaurant Company Limited Partnership, NE Restaurant (Glastonbury) Limited Partnership and NE Restaurant (Cambridge) Limited Partnership (collectively, the “Partnerships”), the respective general partners of the Partnerships, NERCO, NE Restaurant (Connecticut), Inc. and NE Restaurant (Cambridge), Inc. and Paul V. Hoagland, dated September 30, 1991 (the “Hoagland Employment Agreement”).

10.6*	Amendment to the Pedra Employment Agreement, dated December 31, 1993.
10.7*	Amendment to the Hoagland Employment Agreement, dated December 31, 1993.
10.8*	Form of Chili’s Grill & Bar Restaurant Development Agreement, dated May 17, 1994 between Brinker International, Inc. and NERCO.
10.9*	On The Border Restaurant Development Agreement, dated June 23, 1997 between Brinker International, Inc. and NERCO (including form of Franchise Agreement) as amended
10.10*	Lease of Headquarters of the Company at 80A Turnpike Road, Westborough, Massachusetts, dated September 30, 1997, as amended on March 25, 1998.
10.11*	Form of Credit Agreement among BankBoston, N.A., Chase Bank of Texas, N.A. NERCO, the Guarantors and Bertucci’s of Montgomery County, Inc., dated as of July 21, 1998.
10.13*	Loan Agreement, dated August 6, 1997 by and between FFCA Acquisition Corporation and NERC Limited Partnership.
10.14*	First Amendment to Loan Agreement, dated August 6, 1997 by and between FFCA Acquisition Corporation and NERC Limited Partnership.
10.15*	Form of Promissory Note between FFCA Acquisition Corporation and NERC Limited Partnership.
10.18*	Form of Amendment to NE Restaurant Company, Inc. 401(k) Profit Sharing Plan, dated April 29, 1996.
10.19*	Form of Amendment of Chili’s Grill & Bar Restaurant Development Agreement, dated as of June 1, 1997 by and between Brinker International, Inc. and NE Restaurant Company, Inc.
10.20*	Form of Chili’s Grill & Bar Restaurant Franchise Agreement between Brinker International, Inc. and NE Restaurant Company, Inc.
10.21*	Financial Advisory Services Agreement, dated July 21, 1998 by and between the Company and Jacobson Partners.
10.22*	Loan Agreement, dated June 30, 1998 by and between FFCA Acquisition Corporation and NERC Limited Partnership II.
10.23*	Form of Promissory Note between FFCA Acquisition Corporation and NERC Limited Partnership II.
10.28**	Second Amendment to the On The Border Restaurant Development Agreement as of May 30, 1999 by and between Brinker International, Inc. and NERCO
10.29**	Primary Distribution Agreement dated as of May 13, 1999 by and between Maines Paper & Food Service, Inc. and NERCO
10.30**	NERCO Savings and Investment Plan dated as of April 29, 1999

10.31**	NE Restaurant Company, Inc. Executive Savings and Investment Plan dated September 2, 1999
10.32**	Primary Distribution Agreement dated as of May 13, 1999 by and between Maines Paper & Food Service, Inc. and Bertucci’s Corporation
12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Registrant.
99-1***	Asset Purchase and Sales Agreement dated November 20, 2000 and fully executed on April 12, 2001
99-2	Letter to Commission Pursuant to Temporary Note 3T

*                             Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 1998.

**                      Filed as an Exhibit, with the same Exhibit number to Registrant’s quarterly report on form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.

***               Filed as an Exhibit, with the same Exhibit number to Registrant’s quarterly report on form 10-Q filed with the Securities and Exchange Commission on May 18, 2001.

Report of Independent Public Accountants

To the Board of Directors of Bertucci’s Corporation:

We have audited the accompanying consolidated balance sheets of Bertucci’s Corporation (formerly NE Restaurant Company, Inc.), a Delaware Corporation (the Company), and its subsidiaries as of January 2, 2002 and January 3, 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2002.  These financial statements and the schedule referred to below are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bertucci’s Corporation and its subsidiaries as of January 2, 2002 and January 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2002, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 22, 2002

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	January 2, 2002	January 3, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$23,235	$7,602
Restricted cash	1,013	—
Accounts receivable	1,033	838
Inventories	805	1,885
Prepaid expenses and other current assets	1,554	2,617
Assets held for sale - short term	—	200
Prepaid and current deferred income taxes	—	5,433
Total current assets	27,640	18,575

Property and Equipment, at cost:
Land and land right	2,647	7,858
Buildings	6,624	12,549
Leasehold improvements	49,654	83,973
Furniture and equipment	29,058	50,455
	87,983	154,835
Less - Accumulated depreciation	(23,081)	(40,196)
	64,902	114,639
Construction work in process	139	2,917
Net property and equipment	65,041	117,556
Goodwill, net	26,127	28,404
Deferred Finance Costs, net	4,384	8,025
Liquor Licenses	1,806	3,014
Deferred Taxes, noncurrent	7,697	6,451
Other Assets, net	102	1,569
TOTAL ASSETS	$132,797	$183,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Mortgage loans payable - current portion	$—	$1,541
Accounts payable	8,808	14,510
Accrued expenses	13,263	18,531
Income taxes payable	1,196	286
Capital lease obligation - current portion	—	37
Total current liabiliites	23,267	34,905
Mortgage Loan Payable, net of current portion	—	39,737
Senior Notes	85,310	100,000
Other Long-Term Liabilities	5,194	4,887
Total liabilities	113,771	179,529
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,666,370 at January 2, 2002 and January 3, 2001	37	37
Less - Treasury shares of 687,415 at January 2, 2002 and January 3, 2001	(8,088)	(8,088)
Additional paid-in capital	29,004	29,004
Accumulated deficit	(1,927)	(16,887)
Total stockholders' equity	19,026	4,066
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$132,797	$183,595

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except share and per share data)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2002	2001	1999
Net sales	$186,638	$284,933	$267,665

Cost of sales and expenses
Cost of sales	44,855	74,266	73,860
Operating expenses	111,795	162,577	154,750
General and administrative expenses	12,547	16,386	15,400
Deferred rent, depreciation, amortization and preopening expenses	13,882	17,648	17,863
Closed restaurants charge	4,200	479	—
Asset impairment charge	1,800	—	—
Loss on abandonment of Sal & Vinnie's	—	2,031	—
Cost of sales and expenses	189,079	273,387	261,873

(Loss) income from operations	(2,441)	11,546	5,792

Other income (expense)
Gain on Brinker Sale	36,932	—	—
Interest expense, net	(10,626)	(15,050)	(14,007)
Other income (expense)	26,306	(15,050)	(14,007)

Income (loss) before income tax provision (benefit), extraordinary item and cumulative effect of change in accounting principle	23,865	(3,504)	(8,215)

Income tax provision (benefit)	10,243	(115)	(2,357)
Net income (loss) before extraordinary item and cumulative effect of change in accounting principle	13,622	(3,389)	(5,858)

Gain on retirement of Senior Notes, net of tax	1,338	—	—
Net income (loss) before cumulative effect of change in accounting principle	14,960	(3,389)	(5,858)

Cumulative effect of change in accounting principle, net of tax	—	—	(678)
Net income (loss)	$14,960	$(3,389)	$(6,536)

Basic income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	$4.57	$(1.14)	$(1.97)
Gain on retirement of Senior Notes, net of tax	0.45	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(0.22)
Basic income (loss) per share	$5.02	$(1.14)	$(2.19)

Weighted Average Shares Outstanding - Basic	2,978,955	2,981,414	2,988,050

Diluted income (loss) per share before extraordinary item and cumulative effect of change in accounting principle	$4.19	$(1.14)	$(1.97)
Gain on retirement of Senior Notes, net of tax	0.41	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(0.22)
Diluted income (loss) per share	$4.60	$(1.14)	$(2.19)

Weighted Average Shares Outstanding - Diluted	3,252,605	2,981,414	2,988,050

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock		Treasury Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders Equity'
Balance December 30, 1998	3,666,370	$37	(679,748)	$(8,017)	$29,054	$(6,962)	$14,112

Net loss	—	—	—	—	—	(6,536)	(6,536)
Return of capital	—	—	—	—	(50)	—	(50)
Balance December 29, 1999	3,666,370	37	(679,748)	(8,017)	29,004	(13,498)	7,526

Net loss	—	—	—	—	—	(3,389)	(3,389)
Repurchase of 7,667 shares at $9.23 per share	—	—	(7,667)	(71)	—	—	(71)
Balance January 3, 2001	3,666,370	37	(687,415)	(8,088)	29,004	(16,887)	4,066

Net income	—	—	—	—	—	14,960	14,960
Balance January 2, 2002	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(1,927)	$19,026

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	52 Weeks Ended January 2, 2002	53 Weeks Ended January 3, 2001	52 Weeks Ended December 29, 1999
Cash Flows from Operating Activities
Net Income (loss)	$14,960	$(3,389)	$(6,536)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on Brinker Sale	(36,932)	—	—
Gain on Senior Notes retirement, net of tax	(1,338)	—	—
Cumulative effect of change in accounting principle	—	—	1,135
Non-cash loss on abandonment of Sal & Vinnie's	—	2,031	—
Closed restaurant charge	4,200	479	—
Asset impairment charge	1,800	—	—
Depreciation, amortization and deferred rent	13,150	16,754	16,418
Deferred income taxes	4,187	245	(2,412)
Changes in operating assets and liabilities-
Inventories	223	(157)	260
Prepaid expenses, receivables and other	1,211	(1,165)	(317)
Accrued expenses	(4,210)	(3,663)	(4,453)
Income taxes payable	6,390	—	—
Accounts payable	(1,866)	16	3,072
Other operating assets and liabilities	2,551	(780)	(708)
Total adjustments	(10,634)	13,760	12,995

Net cash provided by operating activities	4,326	10,371	6,459

Cash Flows from Investing Activities
Additions to property and equipment	(12,261)	(14,191)	(18,983)
Land and liquor license sale proceeds	—	648	—
Proceeds from sale of restaurants and office	200	1,648	4,753
Franchise/development fees paid	—	(230)	(240)
Acquisition of liquor licenses	—	(65)	—
Net proceeds from Brinker Sale	36,325	—	—

Net cash provided by (used in) investing activities	24,264	(12,190)	(14,470)

Cash Flows from Financing Activities
Borrowings of mortgage loans	—	3,825	11,272
Repayments of mortgage loans	(422)	(1,819)	(995)
Increase in restricted cash	(1,013)	—	—
Return of capital	—	—	(50)
Repurchase of treasury shares	—	(71)	—
Principal payments under capital lease obligations	—	(93)	(93)
Senior Notes retirement	(11,522)	—	—

Net cash used in (provided by) financing activities	(12,957)	1,842	10,134

Net Increase in Cash	15,633	23	2,123
Cash, beginning of year	7,602	7,579	5,456
Cash, end of year	$23,235	$7,602	$7,579

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$11,537	$10,437	$13,808
Cash paid for income taxes	$6,103	$129	$—

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

(formerly NE Restaurant Company, Inc.)

Notes to Consolidated Financial Statements

January 2, 2002

(1)       ORGANIZATION AND OPERATIONS

NE Restaurant Company, Inc. (the Company)(a Delaware corporation) was incorporated on January 1, 1994, and formally changed its name to Bertucci’s Corporation on August 16, 2001.  The Company was formed to acquire and operate Chili’s Grill & Bar and On The Border Café restaurants located in Massachusetts, New Hampshire, Maine, Vermont, Rhode Island, Connecticut and portions of New York.  The Company had grown through the addition of 25 new Chili’s and seven On The Border Café restaurants in New England.  The Company developed and operated these restaurant franchises under franchise agreements with Brinker International, Inc., a publicly-owned company (“Brinker” or the “Franchisor”).  As of January 2, 2002, the Company owned and operated 74 full-service casual dining, Italian-style restaurants under the name Bertucci’s Brick Oven Pizzeria located primarily in the Northeastern and Mid-Atlantic United States.

In July 1998, the Company completed its acquisition of Bertucci’s Inc. (Bertucci’s), a publicly owned restaurant company.  The Company had operated one Sal & Vinnie’s Sicilian Steakhouse located in Massachusetts which was also part of the acquisition.  During 2000, the Company abandoned the restaurant in exchange for termination of its lease obligation and recorded an approximate $2.0 million loss on abandonment.

On August 6, 1997, the Company formed a wholly owned limited partnership, NERC Limited Partnership (NERCLP), to obtain mortgage loans from FFCA Acquisition Corporation (FFCA) as discussed below.  On April 3, 1998, the Company formed a wholly owned limited partnership, NERC Limited Partnership II (NERCLPII) to obtain the additional FFCA loans, as discussed below.  All of the assets associated with NERCLP and NERCLPII were sold as a result of the Brinker Sale discussed below.

On April 12, 2001, the Company completed its sale of 40 Chili’s and seven On The Border restaurants to Brinker (the Brinker Sale).  Total consideration, subject to closing adjustments, was $93.5 million. Brinker acquired the inventory, facilities, equipment, management teams associated with these restaurants, as well as the four Chili’s restaurants currently under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.

Fiscal Year End

The Company’s fiscal year is the 52 or 53-week period ended on the Wednesday closest to December 31st.  Fiscal year 2000 presented consists of 53 weeks while each of the other years presented consists of 52 weeks.

(2)       ACQUISITION AND BRINKER SALE

On July 21, 1998, the Company, through a wholly owned subsidiary, NE Restaurant Acquisition Corp., completed its acquisition of Bertucci’s pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998 (the “Acquisition”).  The Company purchased all of the issued and outstanding shares of Bertucci’s common stock at a price of $10.50 per share.  The total purchase price was approximately $89.4 million.  NE Restaurant Acquisition Corp. had no operations prior to the acquisition and was subsequently merged into the Company.  In connection with the Acquisition, the Company sold $100,000,000 principal amount of 10¾% Senior Notes due July 15, 2008.  The net proceeds along with equity financing of approximately $29.0 million were used to consummate the Acquisition, repay certain outstanding indebtedness of the Company and Bertucci’s and pay fees and expenses incurred in connection with the financing and the Acquisition.

The purchase price, including expenses related to the Acquisition has been allocated to assets and liabilities based on estimated fair market values on July 21, 1998.  The difference between the purchase price and the net assets acquired of $34 million has been recorded as goodwill and is being amortized over 15 years.  Amortization expense was $2.3 million for each of the years ended December 29, 1999 and January 3, 2001, and January 2, 2002.

The purchase price was allocated to assets acquired and liabilities assumed, as follows (dollars in thousands):

Cash	$3,669
Accounts receivable	204
Inventories	1,204
Other current assets	2,982
Property and equipment	67,976
Assets held for sale	6,601
Other assets	7,353
Accounts payable	(3,620)
Accrued liabilities	(12,851)
Line of credit and notes payable	(13,525)
Other liabilities	(929)

Net assets acquired	59,064

Goodwill	33,963

Total purchase price	93,027
Cash acquired	(3,669)

Net purchase price	$89,358

The Company had operated one Sal & Vinnie’s Sicilian Steakhouse as a result of the Acquisition. In December 2000, the Company abandoned the restaurant in exchange for termination of its lease obligation and recorded an approximate $2.0 million loss on abandonment.

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

The assets Brinker purchased and liabilities assumed from the Company are detailed in the table below (dollars in thousands).

Assets and Liabilities
Cash	$530
Inventory	857
Land & land rights	5,219
Buildings	5,978
Leasehold improvements	39,032
Furniture and equipment	25,655
Sub-Total	75,884
Accumulated depreciation	(23,252)
Sub-Total	52,632
Construction work in process	714
Net property and equipment	53,346

Liquor licenses	1,208
TOTAL ASSETS	55,941

Mortgage loans - total including current portion	40,895

NET ASSETS	$15,046

The pro forma Consolidated Statements of Operations reflect (a) the recognition of the Brinker Sale; and (b) the abandonment of Sal & Vinnie’s as if the dispositions occurred on December 31, 1998. Accordingly, operating results of the Brinker restaurants are removed for all periods presented.  Sal & Vinnie’s operating results are removed for the fiscal 1999 and fiscal 2000 only as it was abandoned in December 2000.

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

52 Weeks Ended January 2, 2002

	As Reported	Brinker Sale	Pro Forma
Net sales	$186,638	$(36,527)	150,111

Cost of sales and expenses
Cost of sales	44,855	(10,330)	34,525
Operating expenses	111,795	(21,643)	90,152
General and administrative expenses	12,547	(1,329)	11,218
Deferred rent, depreciation, amortization and preopening expenses	13,882	(4,410)	9,472
Closed restaurants charge	4,200	—	4,200
Asset impairment charge	1,800	—	1,800
Cost of sales and expenses	189,079	(37,712)	151,367
(Loss) income from operations	(2,441)	1,185	(1,256)

Other income (expense)
Gain on Brinker Sale	36,932	(36,932)	—
Interest expense, net	(10,626)	1,114	(9,512)
Other income (expense)	26,306	(35,818)	(9,512)

Income (loss) before income tax provision (benefit) and extraordinary item	23,865	(34,633)	(10,768)

Income tax provision (benefit)	10,243	(13,885)	(3,642)

Net income (loss) before extraordinary item	13,622	(20,748)	(7,126)

Gain on retirement of Senior Notes, net of tax	1,338	(1,338)	—
Net income (loss)	$14,960	$(22,086)	$(7,126)

Basic income (loss) per share before extraordinary item	$4.57	$(6.96)	$(2.39)
Gain on retirement of Senior Notes, net of tax	0.45	(0.45)	—
Basic income (loss) per share	$5.02	$(7.41)	$(2..39)

Basic weighted average shares outstanding	2,978,955	2,978,955	2,978,955

BERTUCCI'S CORPORATION

(formerly NE Restaurant Company, Inc.)

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

53 Weeks Ended January 3, 2001

	As Reported	Brinker Sale	Sal & Vinnie's Abandonment	Pro Forma
Net sales	$284,933	$(138,410)	$(2,623)	$143,900

Cost of sales and expenses
Cost of sales	74,266	(38,152)	(918)	35,196
Operating expenses	162,577	(75,890)	(1,669)	85,018
General and administrative expenses	16,386	(4,338)	—	12,048
Deferred rent, depreciation, amortization and preopening expenses	18,127	(5,925)	(177)	12,025
Loss on abandonment of Sal & Vinnies	2,031		(2,031)	—
Cost of sales and expenses	273,387	(124,305)	(4,795)	144,287
Income (loss) from operations	11,546	(14,105)	2,172	(387)

Interest expense, net	15,050	(3,866)	—	11,184

(Loss) income before income tax benefit	(3,504)	(10,239)	2,172	(11,571)

Income tax benefit	(115)	(3,993)	847	(3,261)
Net (loss) income	$(3,389)	$(6,246)	$1,325	$(8,310)

Basic and diluted (loss) income per share:	$(1.14)	$(2.09)	$0.44	$(2.79)

Basic weighted average shares outstanding	2,981,414	2,981,414	2,981,414	2,981,414

52 Weeks Ended December 29, 1999
	As Reported	Brinker Sale	Sal & Vinnie's Abandonment	Pro Forma
Net sales	$267,665	$(117,464)	$(2,669)	$147,532

Cost of sales and expenses
Cost of sales	73,860	(33,405)	(973)	39,482
Operating expenses	154,750	(64,465)	(1,742)	88,543
General and administrative expenses	15,400	(3,163)	—	12,237
Deferred rent, depreciation, amortization and preopening expenses	17,863	(5,549)	(184)	12,130
Cost of sales and expenses	261,873	(106,582)	(2,899)	152,392
Income (loss) from operations	5,792	(10,882)	230	(4,860)

Interest expense, net	14,007	(2,995)	—	11,012

Loss (income) before income tax benefit	(8,215)	(7,887)	230	(15,872)

Income tax benefit	(2,357)	(3,155)	90	(5,422)
Net income (loss) before cumlative effect of change in accounting principle	(5,858)	(4,732)	140	(10,450)

Cumlative effect of change in accounting principle, net of tax	(678)	—	—	(678)

Net income (loss)	$(6,536)	$(4,732)	$140	$(11,128)

Basic and diluted income (loss) per share:	$(2.19)	$(1.58)	$0.05	$(3.72)

Weighted average shares outstanding	2,988,050	2,988,050	2,988,050	2,988,050

Assets Held for Sale

The acquisition of Bertucci’s included 90 Bertucci’s restaurants and one Sal & Vinnie’s restaurant.  The Company sold the former Bertucci’s headquarters located in Wakefield, Massachusetts, and closed the Bertucci’s test kitchen restaurant located in the former Bertucci’s headquarters.  The Company also closed 17 other under-performing Bertucci’s restaurants.  The assets related to these locations, which are primarily property and equipment, had been assigned a value of approximately $6.6 million in 1999 based on estimated sale proceeds.  For the year ended January 3, 2001 and from the date of the Acquisition to January 3, 2001, these locations had combined net sales of approximately $418,000 and $22.1 million and an approximate combined loss from operations of $31,000 and $2.2 million, respectively.  Any operating profit or loss related to these locations held for sale has been included in the consolidated statements of income through the date of closing, as the operating locations to be sold had not been identified at the date of the Acquisition.  As of January 2, 2002, all of these locations have been closed, including the former Bertucci’s headquarters.  The Company has received net proceeds from the sale of these assets of approximately $6.4 million since the Acquisition, approximately $1.7 million of which was received in fiscal 2000 and $.2 million in fiscal 2001.

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

During 2001 the Company accrued an additional $4.2 million of costs relating to net lease obligations and other exit costs remaining on the 15 units for which the Company is still primarily liable.  This amount is included in the accompanying 2002 consolidated statement of operations as a closed restaurant charge.

The accrued costs are included in accrued expenses and other long term liabilities in each of the consolidated balance sheets presented above.  The following presents the approximate unaudited pro forma consolidated statements of income of the Company for the years ended January 2, 2002, January 3, 2001 and December 29, 1999.  The statements below give pro forma effect as if the closing of the restaurant locations discussed above had occurred on December 29, 1999 (dollars in thousands).

	January 2, 2002	January 3, 2001	December 29, 1999
Net sales	$186,638	$284,515	$252,920

Cost of sales and expenses
Cost of sales	44,855	74,088	69,483
Operating expenses	111,795	162,077	142,448
General and administrative expenses	12,547	16,079	15,721
Deferred rent, depreciation, amortization and preopening expenses	13,882	18,127	17,863
Closed restaurants charge	4,200	—	—
Asset impairment charge	1,800	—	—
Cost of sales and expenses	189,079	270,371	245,516
(Loss) income from operations	(2,441)	14,144	7,404
Other income (expense)
Gain on Brinker Sale	36,932	—	—
Interest expense, net	(10,626)	(15,050)	(14,007)
Other income (expense)	26,306	(15,050)	(14,007)
Income (loss) before income tax provision (benefit), extraordinary item and cumulative effect of change in accounting principle	23,865	(906)	(6,603)
Income tax provision (benefit)	10,243	675	(1,826)
Net income (loss) before extraordinary item and cumulative effect of change in accounting principle	13,622	(1,581)	(4,777)
Gain on retirement of Senior Notes, net of tax	1,338	—	—
Net income (loss) before cumulative effect of change in accounting principle	14,960	(1,581)	(4,777)
Cumlative effect of change in accounting principle, net of tax	—	—	(678)

Net income (loss)	$14,960	$(1,581)	$(5,455)

The pro forma information presented does not purport to be indicative of the results that would have been reported if these transactions had occurred on January 1, 1999, or that may be reported in the future.

(3)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and equivalents are comprised of demand and interest bearing accounts at various banks.  Maturities of invested funds are no more than sixty days.

Reclassification

Certain reclassifications have been made to prior year financial statements to make them consistent with the current year’s presentation.

Use of Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the reserve for closing restaurant locations (see Note 2).  Actual results could differ from those estimates.

Inventories

Inventories are carried at the lower of first-in, first-out cost or market value, and consist of the following (dollars in thousands):

	2001	2000
Food	$508	$1,186
Liquor	216	614
Supplies	81	85
Total inventory	$805	$1,885

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

Included in furniture and equipment in the accompanying consolidated balance sheets is the opening amount of small kitchen and dining room equipment and utensils including but not limited to pots, pans, dishes, flatware and blenders (“Smallwares”). The Company capitalizes a normal complement of Smallwares for each location prior to the restaurant’s opening date and expenses all Smallwares purchased after each store’s opening date.

Long-Lived Assets

In 1996, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The Company’s long-lived assets primarily consist of goodwill, real estate and leasehold improvements related to its restaurant operations. SFAS No. 121 requires management to consider whether long-lived assets held for use have been impaired by comparing undiscounted future cash flows expected to be generated from utilizing these assets to their carrying amounts.  If such cash flows are not sufficient to recover the carrying amount of the assets, impairment has occurred and the assets held for use would be written down if their fair market values are less than their carrying value. Significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity are required to be made by management in order to test for impairment under this standard. For long-lived assets to be disposed of, SFAS No. 121 requires that long-lived assets be reported at the lower of carrying amount or fair value less cost to sell.  During the third quarter, the Company recorded approximately $1.8 million of impairment charges related to four restaurant locations. This impairment was charged to earnings and included in the accompanying consolidated statements of operations for 2001.

Capitalized Interest

The Company capitalizes interest costs during the construction period on capital expenditures funded by debt. Total interest costs incurred and amounts capitalized are as follows (dollars in thousands):

	2001	2000	1999
Total interest expense	$10,750	$15,118	$14,073
Less - Amount capitalized	124	68	66
Interest expense, net	$10,626	$15,050	$14,007

Other Assets

Other assets were previously comprised of development and franchise fees. Development fees were amortized over seven years, and franchise fees were amortized over the life of the franchise agreements (20 years).  As a result of the Brinker Sale these assets have been written off, net of their accumulated amortization, when recording the gain of the Brinker Sale.  Accumulated amortization of these assets amounted to $867,212 at January 3, 2001.

Preopening Expenses

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued its Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities.  SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998.  The Company adopted SOP 98-5 as of the first day of fiscal 1999. Upon adoption, the Company recorded a cumulative effect of a change in accounting principle of approximately $1.1 million (approximately $0.7 million net of tax) in 1999. This charge was to write off unamortized preopening costs that were previously amortized over the 12-month period subsequent to a restaurant opening.  These costs consist of costs incurred to develop new restaurant management teams; travel and lodging for both the training and opening unit management teams; and the food, beverage and supplies costs incurred to perform role-play testing of all equipment, concept systems and recipes.  All preopening expenses post adoption of SOP-98.5 are expensed as incurred.

Accrued Expenses

Accrued expenses consisted of the following as of January 2, 2002 and January 3, 2001 (dollars in thousands):

	2001	2000
Accrued interest	$4,324	$5,112
Accrued payroll and related benefits	4,249	6,372
Other accrued liabilities	1,740	1,315
Unredeemed gift certificates	1,482	2,256
Store closing reserves, current portion	667	774
Accrued occupancy costs	648	963
Accrued advertising	153	1,085
Accrued royalties	—	654
TOTAL	$13,263	$18,531

Deferred Finance Costs

Underwriting, legal and other direct costs incurred in connection with the issuance of the Senior Notes discussed below have been capitalized and are being amortized over the life of the related borrowings.  A prorata portion of the amount capitalized was netted against the gain recorded on the retirement of certain Senior Notes in 2001.

Liquor Licenses

Liquor licenses purchased are accounted for at the lower of cost or market. Annual renewal fees are expensed as incurred.

Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.  The fair value of the Company’s senior notes and mortgage loans based on quoted market prices for similar issues approximate the current carrying value.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal 1999, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for fiscal 2001, 2000 and 1999 is equal to net income as reported.

Segment Reporting

In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 requires that a company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses are considered similar under the criteria. The Company believes it meets the aggregation criteria for its operating segments.

Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities– An Amendment of FASB Statement No. 133, which amended SFAS No. 133 and added guidance for certain derivative instruments and hedging activities.  The new standard, SFAS No. 133 as amended by SFAS No. 138, requires recognition of all derivatives as either assets or liabilities at fair value.  One of the primary amendments to SFAS No. 133 that is covered by SFAS No. 138 establishes an exemption for normal purchases and normal sales that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  The adoption of these standards did not have a material impact on the Company’s fiscal position or results of operations

In July 2001, the FASB issued SFAS No. 142, Goodwill And Other Intangible Assets.  SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill and other indefinite-lived intangibles, and requires periodic (at least annual) evaluations of impairment of goodwill balances. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company expects that its annualized goodwill amortization of $2.3 million will be eliminated beginning in 2002 and no goodwill impairment charge will be necessary.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which replaces SFAS No. 121.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 regarding recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale.  Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale; however, it extends the method of accounting to all assets held for sale.  The new standard also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business).  SFAS No. 144 is effective beginning January 1, 2002 and, generally is to be applied prospectively.  The Company is studying the potential financial impact of adopting this new standard, but does not expect it to have any significant material impact on financial position and results of operations.

(4)       INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 Accounting for Income Taxes.  The components of the provision (benefit) for income taxes for the years ended January 2, 2002, January 3, 2001 and December 29, 1999 are as follows (dollars in thousands):

	2001	2000	1999
Current -
Federal	$4,612	$(329)	$(277)
State	2,399	(103)	(125)
	7,011	(432)	(402)
Deferred -
Federal	4,173	242	(1,659)
State	14	75	(753)
	4,187	317	(2,412)
Total provision (benefit) for income taxes	11,198	(115)	(2,814)
Provision for gain on retirement of Senior Notes	955	—	—
Benefit on change in accounting principle	—	—	(457)
Provision (benefit) on continuing income (loss)	$10,243	$(115)	$(2,357)

A reconciliation of the amount computed by applying the statutory federal income tax rate of 35% to loss before income tax provision (benefit) and extraordinary item for the year ended January 2, 2002, and 34% for the years ended January 3, 2001 and December 29, 1999, respectively, are as follows (dollars in thousands):

	2001	2000	1999
Income tax provision (benefit) computed at federal statutory rate	$8,144	$(1,191)	$(2,793)
State taxes, including expired state benefits, net of federal benefit	1,728	599	(28)
FICA tax credit	(426)	(297)	(340)
Goodwill amortization	797	774	774
Other	—	—	30
Income tax provision (benefit)	$10,243	$(115)	$(2,357)

Significant items giving rise to deferred tax assets and deferred tax liabilities at January 2, 2002 and January 3, 2001 are as follows (dollars in thousands):

	2001	2000
Deferred tax assets–
Store closing write downs and liabilities	$3,751	$2,608
Depreciation	1,638	834
Deferred rent	951	1,834
Net operating loss carryforwards	934	5,571
Accrued expenses and other	476	750
Deferred and accrued compensation	463	1,295
	8,213	12,892
Deferred tax liabilities–
Liquor licenses	(516)	(418)
Accelerated tax depreciation	—	(67)
Other	—	(523
	(516)	(1,008)

Total net deferred tax assets	$7,697	$11,884

Current portion	$—	$5,433

Noncurrent portion	$7,697	$6,451

As of January 2, 2002, the Company had net operating loss carryforwards for federal purposes of approximately $3.4 million that are subject to review by the Internal Revenue Service.  The net operating loss carryforwards begin to expire in 2014, and are subject to limitations on their use in any one year, if there should be a change in control of the Company.

No valuation allowance for the Company’s net deferred tax assets has been provided, as the Company believes it is more likely than not that all of the net deferred tax assets will be realized.

(5)       MORTGAGE LOANS , NOTES AND SENIOR NOTES PAYABLE

From 1997 through 2000, the Company entered into various loan agreements with FFCA which resulted in the issuance of promissory notes and mortgages collateralized by various Brinker Concept restaurants.  For the years ended January 2, 2002, January 3, 2001 and December 29, 1999 interest related to the FFCA loans was $1.3, $3.9, and $3.0 million, respectively.  The loans were assumed by Brinker as a result of the Brinker Sale.

On July 13, 1998, the Company issued $100 million of 10 3/4% Senior Notes due 2008 (the Notes).  Interest on the Notes is payable semi-annually on January 15 and July 15, with payments commencing on January 15, 1999. The net proceeds were $92.0 million, after expenses in connection with the offering. The proceeds were used to fund the purchase price of the acquisition of Bertucci’s, Inc. and its subsidiaries and, along with equity contributions, to repay outstanding bank debt.  After July 15, 2003, the Company may, at its option, redeem any or all of the Notes at face value, plus a premium of up to approximately 5% through July 15, 2006.  Thereafter, the Notes may be redeemed at face value.  Under certain circumstances, including a change of control or following certain asset sales, the holders of the Notes may require the Company to repurchase the Notes, at a redemption price of 101%. The Notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all of the Company’s subsidiaries, other than those that are, or will become, parties to future secured financings. These Senior Notes were exchanged for Senior Notes with the same terms pursuant to a registered exchange offer that was completed in November 1998.  In July 2001, the Company retired $14.7 million of the Senior Notes with a portion of the proceeds from the Brinker Sale.  An extraordinary gain of $1.3 million, net of a $1.0 million tax liability was recorded which is depicted in the Consolidated Statement of Operations net.  The Senior Notes contain no financial covenants and the Company is in compliance with all non-financial covenants as of January 2, 2002.

The indenture governing the Senior Notes requires the use of proceeds from an asset sale within one year of the transaction date (April 12, 2002 for the Brinker Sale) and defines the acceptable uses, including repurchase of debt or investment in assets. The Company believes it has met the terms of the indenture for use of Brinker Sale proceeds.  Furthermore, the Company believes that the cash flow generated from its operations with the current cash on hand should be sufficient to fund its debt service requirements, lease obligations, current expected capital expenditures and other operating expenses through 2002.

During July 2001, the Company established a $2.0 million (maximum) Letter of Credit Facility.  As of January 2, 2002, this facility is collateralized with $1.0 million of cash restricted from general use.  Letters of Credit totaling $581,000 were outstanding on January 2, 2002.

(6)       COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into numerous lease arrangements, primarily for restaurant land, equipment and buildings, which are noncancelable and expire on various dates through 2021.

Some operating leases contain rent escalation clauses whereby the rent payments increase over the term of the lease. Rent expense includes base rent amounts, percentage rent payable periodically, as defined in each lease, and rent expense accrued to recognize lease escalation provisions on a straight-line basis over the lease term. Rent expense recognized in operating expenses in the accompanying consolidated statements of income was approximately $12,090,000, $15,061,000 and $15,938,000 for the years ended January 2, 2002, January 3, 2001 and December 29, 1999, respectively. The excess of accrued rent over amounts paid is classified as deferred rent in the accompanying consolidated balance sheets.

The approximate minimum rental payments due under all noncancelable operating leases as of January 2, 2002 are as follows (dollars in thousands):

Year –
2002	$10,661
2003	9,471
2004	8,442
2005	7,731
2006	7,449
Thereafter	28,970
$72,024

Certain leases require the payment of an additional amount, calculated as a percentage of annual sales, as defined in the lease agreement, which exceeds annual minimum rentals. The percentage rent factors generally range from 3% to 6% of sales.

Contingencies

The Company is subject to various legal proceedings that arise in the ordinary course of business. Based on discussion with the Company’s legal counsel, management believes that the amount of ultimate liability with respect to these actions will not be material to the financial position or results of operations of the Company.

(7)       RELATED PARTIES

Under the terms of the corporation agreements, the stockholders have consented to the payment of an ongoing financial consulting fee to Jacobson Partners, Limited Partnership (‘‘Jacobson Partners’’), a stockholder of the corporation. The amounts paid to Jacobson Partners for financial consulting fees were $250,000, $625,000 and $313,000 for the years ended January 2, 2002, January 3, 2001 and December 29, 1999, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of income. In addition, during fiscal 2001, Jacobson Partners was paid $750,000 for consulting fees associated with consummating the Brinker Sale.

Prior to the termination of the NE Restaurant 401(k) Plan, two officers of the Company were also the NE Restaurant 401(k) Plan’s trustees.

(8)       EMPLOYEE LOANS

In February 2002, the Company extended loans to 14 members of Management (including eight officers).  The demand notes bear interest at 8%, payable quarterly.  As of March 15, 2002 a total of $166,328 was outstanding.

(9)       401(K) PROFIT SHARING PLAN AND DEFERRED COMPENSATION PLAN(S)

The Company maintains two defined contribution plans: the Bertucci’s 401(k) Plan and the NE Restaurant 401(k) Plan.  Under the Bertucci’s 401(k) Plan, substantially all employees of the Company may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. The Company makes a matching contribution to the Bertucci’s 401(k) Plan that is allocated, based on a formula as defined by the Bertucci’s 401(k) Plan, to the Bertucci’s 401(k) Plan participants.  The Company is currently in the process of terminating the NE Restaurant 401(k) Plan and as of May 1, 1999 all eligible participants were transferred to the Bertucci’s 401(k) Plan in order to consolidate the Plans after the Acquisition.  In connection with the termination of the NE Restaurant 401(k) Plan, all amounts became fully vested.  Matching contributions made by the Company for the years ended January 2, 2002, January 3, 2001 and December 29, 1999 were approximately $31,000, $138,000 and $89,000, respectively.

The Company had established the Bertucci’s Corporation Deferred Compensation Plan (the Nonqualified Deferred Compensation Plan) pursuant to which certain eligible executives of the Company may elect to defer a portion of their salary. The Company maintained an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to The Merrill Lynch Nonqualified Deferred Compensation Plan Trust Agreement, dated December 21, 1993, by and between the Company and Merrill Lynch Trust Company of America, an Illinois corporation, as trustee, for the purpose of paying benefits under the Nonqualified Deferred Compensation Plan.

During 1999, the Company has also established the Bertucci’s Corporation, Inc. Executive Savings and Investment Plan (the Executive Savings and Investment Plan) to which highly compensated executives of the company may elect to defer a portion of their salary and or earned bonus. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments nonqualified deferred compensation plan trust agreement, dated September 20, 1999.  The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under nonqualified deferred compensation plan.

The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency.  As of January 2, 2002, there were 18 participants in the plan with a total market value of approximately $402,000.

(10)     STOCK OPTION PLAN

On September 15, 1997, the Board of Directors of the Company established the 1997 Equity Incentive Plan, which included a nonqualified stock option plan (the Option Plan), for certain key employees and directors. The Option Plan is administered by the Board of Directors of the Company and may be modified or amended by the Board of Directors in any respect.

Between September 15, 1997 and December 4, 1997, 331,123 options were granted.  Between July 21, 1998 and October 19, 1998, 58,429 options were granted.  Options granted during each of the last three fiscal years are as follows:

Year	Options
1999	36,110
2000	199,750
2001	332,500

The options are exercisable as follows:

Two years beyond option grant date	25%
Three years beyond option grant date	50%
Four years beyond option grant date	75%
Five years beyond option grant date	100%

A summary of the Option Plan activity for the years ended January 2, 2002, January 3, 2001 and December 29, 1999 is presented in the table and narrative below.

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	451,251	$13.01	414,642	$12.84	378,532	$12.67
Granted	332,500	$17.50	199,750	$13.37	36,110	$15.00
Forfeited	(69,778)	$(12.09)	(163,141)	$(13.02)	—	$—
Outstanding at end of year	713,973	$15.19	451,251	$13.01	414,642	$12.84

Exercisable at end of year	169,775	$12.24	131,899	$13.06	80,026	$11.63

Weighted average fair value of each option granted		$3.81		$3.53		$3.28

The 713,973 options outstanding at January 2, 2002 have a remaining weighted average contractual life of approximately five years.

The Company accounts for the Option Plan under APB Opinion No. 25, Accounting for Stock-Based Compensation, under which no compensation cost has been recognized since the number and exercise price of the options were fixed at the grant dates and all such options were granted at fair market value.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001: weighted average risk-free interest rates of 4.91%, weighted average expected lives of five years and expected volatility of 0%.  The weighted average risk-free interest rates used were 6.31% for 2000 and 5.66% for 1999 with the same assumptions used for expected lives and volitility.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to apply APB Opinion No. 25 in accounting for its stock option purchase plans.  As required, the following table discloses pro forma net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined on the fair value approach:

Net income (loss), in thousands
As reported	$14,960	$(3,389)	$(6,536)
Pro Forma	$14,775	$(3,563)	$(6,801)

Basic income (loss) per share
As reported	$5.02	$(1.14)	$(2.19)
Pro Forma	$4.96	$(1.14)	$(2.19)

Diluted income (loss) per share
As reported	$4.60	$(1.14)	$(2.19)
Pro Forma	$4.54	$(1.14)	$(2.19)

Potentially dilutive shares are excluded from dilutive shares outstanding for the years ended December 29, 1999 and January 3, 2001, because they are anti-dilutive due to the losses of the Company.  The number of potentially dilutive shares excluded from the earnings per share calculation was 242,706 and 269,295 for the years ended December 29, 1999 and January 3, 2001, respectively.

(11)     STOCKHOLDERS’ EQUITY

During 1999, the Company returned capital of $50,000 that was previously paid into the Company from two employees.  During 2000, the Company repurchased 7,667 shares at $9.23 per share from a previous shareholder.  The transaction is reflected in treasury stock on the accompanying statement of financial position.

BERTUCCI’S CORPORATION

(formerly NE Restaurant Company, Inc.)

Schedule II: VALUATION AND QUALIFYING ACCOUNTS

For the year ended January 2, 2002

Column A	Column B		Column C	Column D	Column E
Description (1)	Balance at beginning of period	Charged to costs and expenses	Additions (1) Charged to other accounts --describe	(1) Deductions — describe	Balance at end of period
Closed restaurants reserves:
1999	$3,040,000	$0	$0	$(758,476)	$2,281,524
2000	$2,281,524	$479,443	$0	$(1,987,182)	$773,785
2001	$773,785	$4,200,000	$0	$(1,622,356)	$3,351,429

(1) As described in Note 2 to the consolidated financial statements, restaurant closing reserves have been established as part of the Acquisition of Bertucci’s. These reserves are related to estimated future lease commitments and exit costs to close 18 Bertucci’s locations.  Usage to date includes costs related to facility closings, restaurant employee severance and legal fees associated with the restaurant closings.