Form 10-Q
period 2002-04-03
BERTUCCIS CORP
filed 2002-05-20
CIK 1061588

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended    April 3, 2002

Commission File Number    333-62775

BERTUCCI’S CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1311266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

155 Otis Street, Northborough, Massachusetts	01532-2414
(Address of principal executive offices)	(Zip Code)

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

Yes   ☒            No   ☐

2,978,955 shares of the registrant’s Common Stock were outstanding on May 17, 2002.

BERTUCCI’S CORPORATION

FORM 10-Q

PART  I:              FINANCIAL INFORMATION

Item 1.  Financial Statements

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	April 3, 2002	January 2, 2002
ASSETS

Current Assets:
Cash	$13,956	$23,235
Restricted cash	1,908	1,013
Accounts receivable	600	1,033
Inventories	1,020	805
Prepaid expenses and other current assets	1,580	1,554
Total current assets	19,064	27,640

Property and equipment, at cost:
Land	2,469	2,647
Buildings	6,624	6,624
Leasehold improvements	51,005	49,654
Furniture and equipment	31,128	29,058
	91,226	87,983
Less - Accumulated depreciation	(25,283)	(23,081)
	65,943	64,902
Construction work in process	1,067	139
Net property and equipment	67,010	65,041

Goodwill, net	26,127	26,127
Deferred taxes, noncurrent	7,697	7,697
Deferred finance costs, net	4,216	4,384
Liquor licenses	1,806	1,806
Other assets, net	449	102
Total Assets	$126,369	$132,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,696	$8,808
Accrued expenses	9,998	13,263
Income taxes payable	881	1,196
Total current liabiliites	17,575	23,267

Senior Notes	85,310	85,310
Restaurant closing reserve - non current	2,385	2,685
Deferred rent and other long-term liabilites	2,580	2,509
Total liabilities	107,850	113,771
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value	37	37
Authorized - 8,000,000 shares Issued - 3,666,370 shares, outstanding 2,978,955 shares
Less treasury stock - 687,415 shares at cost	(8,088)	(8,088)
Additional paid-in capital	29,004	29,004
Accumulated deficit	(2,434)	(1,927)
Total stockholders’ equity	18,519	19,026
Total Liabilites and Stockholders’ Equity	$126,369	$132,797

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	(Unaudited)
	Thirteen weeks ended
	April 3, 2002	April 4, 2001

Net sales	$36,683	$69,813

Cost of sales and expenses:
Cost of sales	8,323	18,070
Operating expenses	21,446	40,466
General and administrative expenses	2,993	3,808
Deferred rent	71	172
Depreciation, amortization, and preopening expenses	2,401	4,304
Total cost of sales and expenses	35,234	66,820
Income from operations	1,449	2,993

Interest expense, net	(2,229)	(3,781)

Loss before income tax benefit	(780)	(788)

Income tax benefit	273	132

Net loss	$(507)	$(656)

Basic and diluted loss per share	$(0.17)	$(0.22)

Weighted average shares outstanding	2,978,955	2,978,955

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock				Total Stockholders’ Equity
	Number of Shares	$.01 per Share	Number of Shares	Amount	Additional Paid - In Capital	Accumulated Deficit

Balance January 2, 2002	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(1,927)	$19,026
Net loss						(507)	(507)
Balance April 3, 2002	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(2,434)	$18,519

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	(Unaudited)
	Thirteen weeks ended
	April 3, 2002	April 4, 2001

Cash flows from operating activities
Net loss	$(507)	$(656)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred rent	71	172
Depreciation and amortization	2,370	4,068
Gain on sale of property	(234)	—
Changes in operating assets and liabilities
Inventories	(215)	17
Prepaid expenses and receivables	407	1,531
Accrued expenses	(3,967)	(4,978)
Income taxes payable	(315)	205
Accounts payable	(2,112)	(3,919)
Other	55	(245)
Total adjustments	(3,940)	(3,149)
Net cash used in operating activities	(4,447)	(3,805)

Cash flows used for investing activities
Additions to property and equipment	(4,350)	(3,666)
Proceeds from sale of restaurant properties	413	200
Net cash used in investing activities	(3,937)	(3,466)

Cash flows used for financing activities
Borrowings on line of credit	—	1,100
Increase in restricted cash	(895)	—
Payments of mortgage loans and capital lease obligations	—	(286)
Net cash (used in) provided by financing activities	(895)	814

Net decrease in cash	(9,279)	(6,457)
Cash, beginning of period	23,235	7,602
Cash, end of period	$13,956	$1,145

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,528	$6,544
Cash paid (refunds received) for income taxes	$42	$(356)

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

Notes To Consolidated Financial Statements

April 3, 2002

(Unaudited)

1.             Basis of Presentation

The unaudited consolidated condensed financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of intercompany accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s 2001 Form 10-K.  The operating results for the three months ended April 3, 2002 may not be indicative of the results expected for any succeeding quarter or for the entire year ending January 1, 2003.

Certain reclassifications have been made to prior year financial statements to make them consistent with the current year’s presentation.

2.             New Accounting Pronouncements

On January 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No.  142, Goodwill and Other Intangible Assets.  SFAS No. 142 superseded APB Opinion No. 17, Intangible Assets, and requires that  goodwill and other intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually.  Accordingly, the Company ceased amortizing goodwill on January 3, 2002.     Amortization expense totaling $569,400 is recorded in the Consolidated Statement of Operations for the thirteen weeks ended April 4, 2001.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net loss and loss per share for the thirteen weeks ended April 3, 2002 and April 4, 2001 would have been as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	April 3, 2002	April 4, 2001

Net loss:
Reported net loss	$(507)	$(656)
Goodwill amortization	—	569
Adjusted net loss	$(507)	$(87)

Basic and diluted loss per share:
Reported loss per share	$(0.17)	$(0.22)
Goodwill amortization	—	0.19
Adjusted basic and diluted loss per share	$(0.17)	$(0.03)

The Company is conducting the first step of the transitional goodwill impairment test as required by SFAS No. 142.  In accordance with SFAS No. 142, the first step of the transitional impairment test must  be completed within six months from the date the standard was adopted.  The Company will complete the transitional impairment test during the second quarter of 2002 and currently expects no goodwill impairment charge will be necessary.

In August, 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets.  SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations.  The Company adopted SFAS No. 144 on January 3, 2002.  The adoption of SFAS No. 144 had no impact on the condensed consolidated financial statements.

3.             Brinker Sale

On April 12, 2001, the Company completed its sale of 40 Chili’s and seven On The Border restaurants to the chains’ franchisor, Brinker International, Inc. of Dallas, Texas (“Brinker”) (“the Brinker Sale”).  Total consideration after  closing adjustments was $92.2 million. Brinker acquired the inventory, facilities, equipment, and management teams associated with these restaurants, as well as four Chili’s restaurants under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.  The net cash proceeds from the sale was approximately $43 million.

The unaudited pro forma Consolidated Statement of Operations presented below reflects the recognition of the Brinker Sale as if the disposition occurred on January 2, 2001.

BERTUCCI’S CORPORATION

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

13 Weeks Ended April 4, 2001

	As Reported	Brinker Sale	Pro Forma

Net sales	$69,813	$(33,827)	$35,986

Cost of sales and expenses:
Cost of sales	18,070	(9,494)	8,576
Operating expenses	40,466	(19,191)	21,275
General and administrative expenses	3,809	(951)	2,857
Deferred rent	172	(34)	138
Depreciation, amortization and preopening expenses	4,304	(1,263)	3,041
Total cost of sales and expenses	66,820	(30,933)	35,887
Income from operations	2,993	(2,894)	99

Interest expense, net	(3,781)	1,671	(2,110)

Loss before income tax benefit	(788)	(1,223)	(2,010)

Income tax benefit	132	489	621

Net loss	$(656)	$(734)	$(1,390)

Basic and diluted loss per share	$(0.22)	$(0.25)	$(0.47)

Weighted average shares outstanding	2,978,955	2,978,955	2,978,955

BERTUCCI’S CORPORATION

Notes To Consolidated Financial Statements

April 3, 2002

(Unaudited)

4.             Restaurant Closing Reserves

Restaurant closing reserves were established as part of the Acquisition of Bertucci’s.  These reserves were related to estimated future lease commitments and exit costs to close 18 Bertucci’s locations.  During the third quarter of 2001, the Company accrued an additional  $4.2 million related to selected locations (all of which have been closed), consisting of estimated lease commitments and certain exit costs.  It was originally expected the Company would be able to exit these locations and the related leases, but due to market conditions, the Company has been unable to sell or sublease these locations or exit the related leases.

Activity within the reserve for the first quarter of 2002 was as follows:

Thirteen weeks ended April 3, 2002

Balance at begnning of period	$3,352
Lease costs charged to reserve	(332)
Balance at end of period	$3,020

Current portion	$635
Noncurrent portion	2,385
$3,020

5.             Loss per Share

The number of shares used to calculate diluted loss per share for the thirteen weeks ended April 3, 2002 and April 4, 2001 excludes the effect of 738,473 and 713,973 outstanding stock options, respectively, as the options are anti-dilutive.

6.             Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cummulative adjustments to the Company’s estimate are recorded in the interim period in which a change to the estimated annual effective rate is determined.

7.             Sale of Land

During the thirteen weeks ended April 3, 2002, the Company sold a plot of land with a carrying value of approximately $179,000 for $413,000.  The gain is included in operating expenses in the consolidated statement of operations for the period.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the consolidated financial statements of Bertucci’s Corporation, (the “Company”) and the notes thereto included herein.

General

The Company is an operator of full-service, casual dining restaurants in the northeastern United States.  The Company’s wholly owned subsidiary, Bertucci’s Restaurant Corp. owns and operates a restaurant concept under the name Bertucci’s Brick Oven Pizzeria®.  Prior to April 11, 2001, the Company operated 40 Chili’s and 7 On The Border restaurants in 5 New England states.  On April 12, 2001, the Company completed the sale of the Chili’s and On The Border restaurants to Brinker (the “Brinker Sale”).  Total consideration after closing adjustments was $92.2 million.  Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as four Chili’s restaurants under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.

In July 1998, the Company completed its acquisition of Bertucci’s Restaurant Corp.'s parent entity, Bertucci’s, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).   The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”).  The Acquisition included 90 Bertucci’s restaurants and one Sal & Vinnie’s restaurant.  Since 1999, the Company closed the Bertucci’s test kitchen restaurant in Wakefield, Massachusetts and closed seventeen under performing Bertucci’s restaurants.  In December of 2000, the Company also closed the Sal and Vinnie’s restaurant  located in Massachusetts.

As of April 3, 2002 the Company owned and operated 74 full-service, casual dining, Italian-style restaurants under the name Bertucci’s Brick Oven Pizzeria® located primarily in New England and Mid-Atlantic United States.

Significant Accounting Policies

The Company’s Form 10-K for the year ended January 2, 2002 outlines the Company’s significant accounting policies.  The Company reviewed those policies and determined they remain the most significant accounting policies for the thirteen weeks ended April 3, 2002.  No changes to those polices were made during the quarter with the exception of the adoption of SFAS Nos. 142 and 144 during the period as described in Note 2 to the April 3, 2002 consolidated financial statements.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s statement of operations, as well as certain operating data, for the periods indicated:

BERTUCCI’S CORPORATION

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Thirteen Weeks Ended:
			Pro Forma Bertucci’s Only (b)
	April 3, 2002	April 4, 2001	April 4, 2001
Net Sales	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	22.7%	25.9%	23.8%
Operating expenses	58.4%	58.0%	59.1%
General and administrative expenses	8.2%	5.5%	7.9%
Deferred rent	0.2%	0.2%	0.4%
Depreciation, amortization and preopening expenses	6.5%	6.2%	8.5%
Total cost of sales and expenses	96.0%	95.8%	99.7%

Income from operations	4.0%	4.2%	0.3%

Interest expense, net	(6.1)%	(5.4)%	(5.9)%
Loss before income tax benefit	(2.1)%	(1.2)%	(5.6)%

Income tax benefit	0.8%	0.2%	1.7%
Net loss	(1.3)%	(1.0)%	(3.9)%

Restaurant Operating Data (Dollars in Thousands):
EBITDA (a)	$3,687	$7,469	$3,278
Comparable restaurant sales (c)	0.2%	1.7%	4.7%
Cash flows from operating activities	$(4,447)
Cash flows from investing activities	$(3,937)
Cash flows from financing activities	$(895)
Number of Bertucci’s Restaurants:
Restaurants open at beginning of period	74	72
Restaurants opened	—	1
Restaurants closed	—	—
Total restaurants open at end of period	74	73

(a)                      ‘‘EBITDA’’ is defined as income from operations before deferred rent, depreciation, amortization and preopening costs.  EBITDA is not a measure of performance defined by Generally Accepted Accounting Principles (“GAAP”). EBITDA should not be considered in isolation or as a substitute for net income or the statement of cash flows, which have been prepared in accordance with GAAP. The Company believes EBITDA provides useful information regarding the Company’s ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company’s ability to pay.

(b)                     Reflects the impact of the Brinker Sale, see Note 3 to the April 3, 2002 consolidated financial statements.

(c)                     The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year.

Thirteen Weeks Ended April 3, 2002 Compared to Thirteen Weeks Ended April 4, 2001

Net Sales.  Total company net sales decreased by $33.1 million, or 47.5%, to $36.7 million during the first quarter 2002 from $69.8 million during the first quarter 2001.  The decrease was primarily due to the Brinker Sale.  After removing the impact of the Brinker Sale, Net Sales for Bertucci’s for the quarter increased by 1.9% or $697,000 as compared to 2001 due to four new restaurants (a total of 43 incremental operating weeks), plus a 0.2% increase in comparable restaurant sales partially offset by the closing of two restaurants.  Comparable Bertucci’s restaurant dine-in guest counts increased for each of the three months of the quarter and 1.4% in aggregate for the quarter as compared to the first quarter of 2001.  Bertucci’s comparable restaurant dine-in sales increased 0.9% for the quarter as compared to the first quarter of 2001. Comparable Bertucci’s restaurant carry-out and delivery sales decreased 1.9% for the quarter as compared to the same period in the prior year.  The Company believes that the recessionary business climate, which became pronounced in July 2001 at Bertucci’s, hampered the corporate catering component of carry out and delivery sales.

Cost of Sales.  Cost of sales decreased by approximately $9.7 million, or 53.9%, to $8.3 million during the first quarter 2002 from $18.1 million during the first quarter 2001. The decrease was primarily due to the Brinker Sale.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.7% during the first quarter 2002 from 25.9% during the first quarter 2001.  The change was primarily due to the Brinker Sale as Brinker Concept Restaurants ran a higher cost of sales than Bertucci’s Concept Restaurants.  After removing the impact of the Brinker Sale, Cost of sales for the Bertucci’s restaurants decreased by $253,000, or 2.9%, to $8.3 million during the first quarter 2002 from $8.6 million during the first quarter 2001.  Expressed as a percentage of net sales, Bertucci’s cost of sales decreased to 22.7% during the first quarter 2002 from the pro forma cost of sales rate of 23.8% during the first quarter 2001.   The Company believes that management efficiency, sound purchasing practices and lower cost of ingredients combined to effectuate the favorable change in Bertucci’s cost of sales.

Operating Expenses.  Operating expenses decreased by $19.0 million, or 47.0%, to $21.4 million during the first quarter 2002 from $40.5 million during the first quarter 2001.  The dollar decrease was primarily due to the Brinker Sale. Expressed as a percentage of net sales, operating expenses increased to 58.4% in the first quarter 2002 from 58.0% during the first quarter 2001.  The percentage increase is a result of reduced leverage over fixed costs as a result of the Brinker Sale.  After the impact of the Brinker Sale, operating expenses increased by $172,000, or 0.8%, to $21.4 million during the first quarter 2002 from $21.3 million during the first quarter 2001.  Expressed as a percentage of net sales, operating expenses for Bertucci’s decreased to 58.4% from the pro forma operating expense rate of 59.1% in the first quarter 2002 compared to the first quarter 2001.  The dollar increase is primarily due to higher management labor costs from more fully staffed restaurants and higher insurance costs partially offset by reduced advertising spending.

General and Administrative Expenses. General and administrative expenses decreased by approximately $815,000, or 21.4% to $3.0 million during the first quarter 2002 from $3.8 million during the first quarter 2001.  Expressed as a percentage of net sales, general and administrative expenses increased to 8.2% in the first quarter 2002 from 5.5% during the first quarter 2001.  The dollar decrease was primarily due to staff reduction as a result of the Brinker Sale and, to a lesser degree, reduced corporate office rent which is due to the Company’s move to a smaller office in August 2001. The percentage increase resulted from the unfavorable leverage of the sales reduction due to the Brinker Sale.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $2.0 million or 44.8%, to $2.5 million during the first quarter 2002 from $4.5 million during the first quarter of 2001.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses increased to 6.7% in the first quarter 2002 from 6.4% during the first quarter 2001.  The dollar decrease was primarily due to the Brinker Sale.  The percentage increase resulted from the unfavorable leverage of the sales reduction due to the Brinker Sale.

Interest Expense.  Interest expense decreased by approximately $1.6 million to $2.2 million during the first quarter of 2002 from $3.8 million during the first quarter 2001.  The decrease was due to:  a) The Brinker Sale as $40.9 million of mortgage indebtedness was assumed by Brinker; and b) $14.7 million of Senior Notes were retired in July 2001, by using a portion of the proceeds of the Brinker Sale.

Income Taxes.  The effective income tax benefit rate increased to 35.0% during the first quarter 2002 from 16.8% during the first quarter 2001. The difference in rate is primarily attributable to the elimination of Goodwill amortization expense (which was non-deductible for tax purposes) in 2002.

Liquidity And Capital Resources

Net cash flows used by operating activities were $4.4 million for the first quarter 2002, $642,000 more than the $3.8 million used during the first quarter of 2001.  The primary reasons for the change was an increase in working capital requirements, payments of accrued severance and bonuses and the reduction of accrued expenses and accounts payable related to the Brinker Concept Restaurants.  As of April 3, 2002, the cash and cash equivalents of $14.0 million consisted of $12.4 million of short-term investments and the remainder in operating cash accounts.

The Company’s 2002 capital expenditures were $4.4 million through April 3, 2002 compared to $3.7 million for the comparable prior year period.  The capital expenditures for 2002 were primarily comprised of $1.0 million for new Bertucci’s restaurants and $3.3 million for remodels and maintenance capital.

On July 21, 2001, the Company’s Senior Bank Facility expired and was not replaced; the Company is currently operating without a line of credit and is funding all of its growth, debt reductions and operating needs from cash on hand combined with cash generated by operations.

The Indenture governing the Senior Notes defines the use of net proceeds from an asset sale (the Brinker Sale) and the types of uses of proceeds, namely, repurchase of debt or investments in assets.  The Indenture requires use of the proceeds within one year of the asset sale (April 12, 2002 for the Brinker Sale).  The Company believes it has met the terms of the indenture for use of Brinker Sale proceeds as of April 3, 2002.  Furthermore, the Company believes that the cash flow generated from its operations with the current cash on hand should be sufficient to fund its debt service requirements, lease obligations, current expected capital expenditures and other operating expenses.  While the Company expects to be able to service its debt, the lack of short term borrowing availability may impede growth.

As of April 3, 2002, the Company had $85.3 million in consolidated indebtedness, all pursuant to the Senior Notes.  During July 2001, the Company established a $2.0 million (maximum) Letter of Credit Facility.  As of April 3, 2002, this facility is collateralized with $1.9 million of cash restricted from general use.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

As of January 2, 2002, the Company had contractual obligations as follows:

	Future payments due by year (in thousands):
Contractual obligations	2002	2003	2004	2005	2006	Thereafter

Operating leases	10,661	9,471	8,442	7,731	28,970	72,024
Senior Notes	—	—	—	—	—	85,310

Total contractual cash obligations	10,661	9,471	8,442	7,731	28,970	157,334

There have been no significant changes to contractual obligations since January 2, 2002.

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

Forward-Looking Statements

All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,”  “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Factors including those set forth herein, as well as those set forth in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2002 and other filings with the SEC may affect such expectations.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

BERTUCCI’S CORPORATION
(Registrant)

Date: May 20, 2002	By: /s/ Benjamin R. Jacobson
Chairman of the Board of Directors,
Chief Executive Officer, Treasurer
(Principal Executive Officer)

Date: May 20, 2002	By: /s/ Kurt J. Schnaubelt
Senior Vice President – Finance and
Administration (Chief Accounting Officer)