Form 10-Q
period 2002-07-03
BERTUCCIS CORP
filed 2002-08-19
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended    July 3, 2002

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

Yes  ☒                   No  ☐

2,978,955 shares of the registrant’s Common Stock were outstanding on August 16, 2002.

BERTUCCI’S CORPORATION

FORM 10-Q

PART  I: FINANCIAL INFORMATION

Item 1.  Financial Statements

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	July 3, 2002	January 2, 2002
ASSETS
Current Assets:
Cash	$11,475	$23,235
Restricted cash	1,908	1,013
Accounts receivable	880	1,033
Income taxes refund receivable	3,510	—
Inventories	876	805
Prepaid expenses and other current assets	1,109	1,554
Total current assets	19,758	27,640

Property and equipment, at cost:
Land	2,469	2,647
Buildings	6,625	6,624
Leasehold improvements	52,180	49,654
Furniture and equipment	32,308	29,058
	93,582	87,983
Less — Accumulated depreciation	(27,205)	(23,081)
	66,377	64,902
Construction work in process	2,371	139
Net property and equipment	68,748	65,041

Goodwill, net	26,127	26,127
Deferred taxes, noncurrent	4,992	7,697
Deferred finance costs, net	4,048	4,384
Liquor licenses	1,806	1,806
Other assets, net	377	102
Total Assets	$125,856	$132,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	6,625	8,808
Accrued expenses	10,817	13,263
Income taxes payable	999	1,196
Total current liabiliites	18,441	23,267

Senior Notes	85,310	85,310
Restaurant closing reserve — noncurrent	2,005	2,685
Deferred rent and other long-term liabilites	2,569	2,509
Total liabilities	108,325	113,771
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value	37	37
Authorized — 8,000,000 shares
Issued — 3,666,370 shares, outstanding 2,978,955 shares
Less treasury stock — 687,415 shares at cost	(8,088)	(8,088)
Additional paid-in capital	29,004	29,004
Accumulated deficit	(3,422)	(1,927)
Total stockholders’ equity	17,531	19,026
Total Liabilites and Stockholders’ Equity	$125,856	$132,797

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2001	July 4, 2002	July 3, 2002	July 4, 2001

Net sales	$41,307	$41,013	$77,990	$110,827

Cost of sales and expenses:
Cost of sales	9,351	9,801	17,674	27,871
Operating expenses	25,268	25,225	46,713	65,692
General and administrative expenses	3,049	2,831	6,042	6,640
Closed restaurant expenses	175	250	175	250
Deferred rent	74	151	145	323
Depreciation, amortization and preopening expenses	2,687	3,231	5,088	7,535
Total cost of sales and expenses	40,604	41,489	75,837	108,311
Income (loss) from operations	703	(476)	2,153	2,516
Other income (expense):
Gain on Brinker Sale	—	37,432	—	37,432
Interest expense, net	(2,224)	(2,512)	(4,453)	(6,293)
Other income (expense)	(2,224)	34,920	(4,453)	31,139

(Loss) income before income tax benefit (expense)	(1,521)	34,444	(2,300)	33,655

Income tax benefit (expense)	532	(14,068)	805	(13,936)

Net (loss) income	$(989)	$20,376	$(1,495)	$19,719

Basic (loss) income per share	$(0.33)	$6.84	$(0.50)	$6.62

Weighted average shares outstanding — basic	2,978,955	2,978,955	2,978,955	2,978,955

Diluted (loss) income per share	$(0.33)	$6.09	$(0.50)	$5.90

Weighted average shares outstanding — diluted	2,978,955	3,344,658	2,978,955	3,344,658

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$.01 per Share	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance January 2, 2002	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(1,927)	$19,026
Net Loss						(1,495)	(1,495)
Balance July 3, 2002	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(3,422)	$17,531

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Twenty Six Weeks Ended
	July 3, 2002	July 4, 2001

Cash flows of operating activities
Net loss (income)	$(1,495)	$19,719
Less gain on Brinker Sale	—	(37,432)
Income taxes on Brinker Sale	—	14,982

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred rent	145	323
Depreciation and amortization	4,792	6,571
Change in deferred taxes	2,705	—
Closed restaurant charge	175	250
Gain on sale of property	(235)	—
Changes in operating assets and liabilities
Inventories	(71)	129
Prepaid expenses and accounts receivable	612	1,056
Accrued expenses	(3,652)	(3,242)
Income taxes refundable / payable	(3,707)	(718)
Accounts payable	(2,182)	(3,628)
Other	42	(24)
Total adjustments	(1,376)	717
Net cash used in operating activities	(2,871)	(2,014)

Cash flows of investing activities
Additions to property and equipment	(8,407)	(8,791)
Proceeds from sale of restaurant properties	413	200
Net proceeds from Brinker Sale	—	47,587
Net cash (used in) provided by investing activities	(7,994)	38,996

Cash flows of financing activities
Increase in restricted cash	(895)	—
Payments of mortgage loans and capital lease obligations	—	(421)
Net cash used in financing activities	(895)	(421)

Net (decrease) increase in cash	(11,760)	36,561
Cash, beginning of period	23,235	7,602
Cash, end of period	$11,475	$44,163

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest income	$4,528	$6,375
Cash paid (refunds received) for income taxes	$196	$(328)

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

Notes To Consolidated Financial Statements

July 3, 2002

(Unaudited)

1.    Basis of Presentation

The unaudited consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s 2001 Form 10-K.  The operating results for the six months ended July 3, 2002 may not be indicative of the results expected for any succeeding quarter or for the entire year ending January 1, 2003.

Certain reclassifications have been made to prior year financial statements to make them consistent with the current year’s presentation and to conform with the presentation utilized in the Company’s 2001 Form 10-K.

2.               New Accounting Pronouncements

                       On January 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No.  142, Goodwill and Other Intangible Assets.  SFAS No. 142 superseded APB Opinion No. 17, Intangible Assets, and requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually.  Accordingly, the Company ceased amortizing goodwill on January 3, 2002.  Amortization expense totaling $569,000 and $1,138,800 is recorded in the Consolidated Statement of Operations for the thirteen and twenty-six weeks ended July 4, 2001, respectively.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net loss and loss per share for the periods presented would have been as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty six weeks ended
	July 3, 2002	July 4, 2001	July 3, 2002	July 4, 2001

Net (loss) income:
Reported net (loss) income	$(989)	$20,376	$(1,495)	$19,719
Goodwill amortization	—	569	—	1,139
Adjusted net (loss) income	$(989)	$20,945	$(1,495)	$20,858

Basic (loss) income per share:
Reported (loss) income per share	$(0.33)	$6.84	$(0.50)	$6.62
Goodwill amortization	—	0.19	—	0.38
Adjusted basic (loss) income per share	$(0.33)	$7.03	$(0.50)	$7.00

Diluted (loss) income per share:
Reported (loss) income per share	$(0.33)	$6.09	$(0.50)	$5.90
Goodwill amortization	—	0.17	—	0.34
Adjusted diluted (loss) income per share	$(0.33)	$6.26	$(0.50)	$6.24

The Company completed the  transitional goodwill impairment test as required by SFAS No. 142 during the second quarter of 2002 and determined no goodwill impairment charge was necessary.

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

In June 2002, the FASB issues SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  The Company is currently evaluating the impact of SFAS No. 146 on the Company’s consolidated financial position and results of operations.

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

The unaudited pro forma Consolidated Statements of Operations presented below reflect the recognition of the Brinker Sale as if the disposition occurred on January 2, 2001.

BERTUCCI’S CORPORATION

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended July 4, 2001
	As Reported	Brinker Sale	Pro Forma

Net sales	$41,013	$2,700	$38,313

Cost of sales and expenses:
Cost of sales	9,801	835	8,966
Operating expenses	25,225	2,453	22,772
General and administrative expenses	2,831	271	2,560
Closed restaurant expenses	250	—	250
Deferred rent	151	3	148
Depreciation, amortization and preopening expenses	3,231	93	3,138
Total cost of sales and expenses	41,489	3,655	37,834
(Loss) income from operations	(476)	(955)	479

Other income (expense):
Gain on Brinker Sale	37,432	37,432	—
Interest expense, net	(2,512)	(199)	(2,313)
Other income (expense)	34,920	37,233	(2,313)

Income (loss) before income tax (expense) benefit	34,444	36,278	(1,834)

Income tax (expense) benefit	(14,068)	(14,520)	452

Net income (loss)	$20,376	$21,758	$(1,382)

Basic income (loss) per share	$6.84	$7.30	$(0.46)

Weighted average shares outstanding — basic	2,978,955	2,978,955	2,978,955

Diluted income (loss) per share	$6.09	$6.51	$(0.46)

Weighted average shares outstanding — diluted	3,344,658	3,344,658	2,978,955

BERTUCCI’S CORPORATION

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited

	26 Weeks Ended July 4, 2001
	As Reported	Brinker Sale	Pro Forma

Net sales	$110,827	$36,527	$74,300

Cost of sales and expenses:
Cost of sales	27,871	10,329	17,542
Operating expenses	65,692	21,644	44,048
General and administrative expenses	6,640	1,222	5,418
Closed restaurant expenses	250	—	250
Deferred rent	323	57	266
Depreciation, amortization and preopening expenses	7,535	1,323	6,212
Total cost of sales and expenses	108,311	34,575	73,736
Income from operations	2,516	1,952	564

Other income (expense):
Gain on Brinker Sale	37,432	37,432	—
Interest expense, net	(6,293)	(1,871)	(4,422)
Other income (expense)	31,139	35,561	(4,422)

Income (loss) before income tax (expense) benefit	33,655	37,513	(3,858)

Income tax (expense) benefit	(13,936)	(15,015)	1,079

Net income (loss)	$19,719	$22,498	$(2,779)

Basic income (loss) per share	$6.62	$7.55	$(0.93)

Weighted average shares outstanding — basic	2,978,955	2,978,955	2,978,955

Diluted income (loss) per share	$5.90	$6.73	$(0.93)

Weighted average shares outstanding — diluted	3,344,658	3,344,658	2,978,955

4.     Restaurant Closing Reserves

Restaurant closing reserves were established as part of the Acquisition of Bertucci’s.  These reserves were related to estimated future lease commitments and exit costs to close 18 Bertucci’s locations.  During the second and third quarters of 2001, the Company accrued an additional $200,000 and $4.0 million, respectively, related to selected locations (all of which had been closed), consisting of estimated lease commitments and certain exit costs.  It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases. However, due to market conditions, the Company has been unable to sell, sublease or exit certain of these leases.  Additionally, at the end of the second quarter of 2002 the Company closed one restaurant and recorded a charge of $175,000 primarily related to estimated lease termination costs.

Activity within the reserve in 2002 was as follows:

Twenty six weeks ended July 3, 2002

Balance at begnning of the year	$3,352
Costs associated with restaurant closing	175
Lease costs charged to reserve	(620)
Balance at end of period	$2,907

Current portion (included in Accrued expenses)	$902
Noncurrent portion	2,005
$2,907

5.     Loss per Share

The number of shares used to calculate diluted loss per share for the thirteen and twenty-six weeks ended July 3, 2002 exclude the effect of 740,473 outstanding stock options as the options are anti-dilutive.

6.     Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cummulative adjustments to the Company’s estimate are recorded in the interim period in which a change to the estimated annual effective rate is determined.

7.               Sale of Land

During the first quarter of 2002, the Company sold a parcel of land adjacent to a restaurant included in the Brinker Sale.  The property had a carrying value of approximately $179,000 and sold for $413,000.  The gain is included in operating expenses in the consolidated statement of operations for the twenty-six weeks ended July 3, 2002.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

                The following discussion should be read in conjunction with the consolidated financial statements of Bertucci’s Corporation, (the “Company”) and the notes thereto included herein.

General

                The Company is an operator of full-service, casual dining restaurants in the northeastern United States.  The Company’s wholly owned subsidiary, Bertucci’s Restaurant Corp. owns and operates a restaurant concept under the name Bertucci’s Brick Oven Pizzeria®.  Prior to April 11, 2001, the Company operated 40 Chili’s and seven On The Border restaurants in five New England states.  On April 12, 2001, the Company completed the sale of the Brinker Concept Restaurants to Brinker (the “Brinker Sale”).  Total consideration after closing adjustments was $92.2 million.  Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as four Chili’s restaurants under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.

                In July 1998, the Company completed its acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).   The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”).  The Acquisition included 90 Bertucci’s restaurants and one Sal & Vinnie’s restaurant.  Since 1999, the Company closed the Bertucci’s test kitchen restaurant in Wakefield, Massachusetts and closed seventeen under performing Bertucci’s restaurants.  In December of 2000, the Company also closed the Sal and Vinnie’s restaurant located in Massachusetts.

                As of July 4, 2002 the Company owned and operated 74 full-service, casual dining, Italian-style restaurants under the name Bertucci’s Brick Oven Pizzeria® located primarily in New England and Mid-Atlantic United States.

Significant Accounting Policies

                The Company’s Form 10-K for the year ended January 2, 2002 outlines the Company’s significant accounting policies.  The Company reviewed those policies and determined they remain the most significant accounting policies for the thirteen and twenty-six weeks ended July 3, 2002.  No changes to those polices were made during the period with the exception of the adoption of SFAS Nos. 142 and 144 during the period as described in Note 2 to the July 3, 2002 consolidated financial statements.

Results of Operations

                The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s statement of operations, as well as certain operating data, for the periods indicated:

BERTUCCI’S CORPORATION

PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen weeks ended			Twenty six weeks ended
			Pro Forma Bertucci’s Only (b)			Pro Forma Bertucci’s Only (b)

	July 3, 2002	July 4, 2001	July 4, 2001	July 3, 2002	July 4, 2001	July 4, 2001
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	22.6%	23.9%	23.4%	22.7%	25.1%	23.6%
Operating expenses	61.2%	61.5%	59.4%	60.5%	59.3%	59.3%
General and administrative expenses	7.4%	6.9%	6.7%	7.7%	6.0%	7.3%
Closed restaurant expenses	0.4%	0.6%	0.7%	0.2%	0.2%	0.3%
Deferred rent	0.2%	0.4%	0.4%	0.2%	0.3%	0.4%
Depreciation, amortization and preopening expenses	6.5%	7.9%	8.2%	6.5%	6.8%	8.4%
Total cost of sales and expenses	98.3%	101.2%	98.8%	97.2%	97.7%	99.3%

Income (loss) from operations	1.7%	(1.2)%	1.2%	2.8%	2.3%	0.7%

Other income (expense):

Gain on Brinker Sale	—	91.3%	—	—	33.8%	—
Interest expense, net	(5.4)%	(6.1)%	(6.0)%	(5.7)%	(5.7)%	(6.0)%
Other income (expense)	(5.4)%	85.2%	(6.0)%	(5.7)%	28.1%	(6.0)%

(Loss) income before income tax benefit (expense)	(3.7)%	84.0%	(4.8)%	(2.9)%	30.4%	(5.3)%

Income tax benefit (expense)	1.3%	(34.3)%	1.2%	1.0%	(12.6)%	1.5%

Net (loss) income	(2.4)%	49.7%	(3.6)%	(1.9)%	17.8%	(3.8)%

Restaurant Operating Data (Dollars in Thousands):
EBITDA (a)	$3,639		$4,014	$7,325		$7,291
Comparable restaurant sales (c)	7.1%		3.9	3.8%		4.3%
Number of Bertucci’s restaurants:
Restaurants open at beginning of period	74		73	74		72
Restaurants opened	1		2	1		3
Restaurant closed	(1)		—	(1)		—
Total restaurants open at end of period	74		75	74		75

(a)                      ‘‘EBITDA’’ is defined as income from operations before deferred rent, depreciation, amortization, preopening costs and property disposal gains and losses.  EBITDA is not a measure of performance defined by Generally Accepted Accounting Principles (“GAAP”). EBITDA should not be considered in isolation or as a substitute for net income or the statement of cash flows, which have been prepared in accordance with GAAP. The Company believes EBITDA provides useful information regarding the Company’s ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company’s ability to pay.

(b)                     Reflects the impact of the Brinker Sale, see Note 3 to the July 3, 2002 consolidated financial statements.

(c)                     The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year.

Thirteen Weeks Ended July 3, 2002 Compared to Thirteen Weeks Ended July 4, 2001

Net Sales.  Total company net sales increased by $294,000, or 0.7%, to $41.3 million during the second quarter 2002 from $41.0 million during the second quarter 2001.  The nominal increase was primarily due to the impact of new restaurants and a comparable net sales increase at the Bertucci’s restaurants partially offset by nine days of sales ($2.7 million) from the Brinker Concept Restaurants being included in the second quarter of 2001 prior to the Brinker Sale.  Net sales for Bertucci’s restaurants increased by 7.8% for the quarter or $3.0 million, as compared to 2001 due to a $2.6 million (7.1%) increase in comparable restaurant sales and a $1.3 million increase in new restaurant sales, partially offset by a $900,000 decrease from two restaurant closings.  Comparable Bertucci’s restaurant dine-in guest counts increased for each of the three months of the quarter and 4.3% in aggregate for the quarter as compared to the second quarter of 2001.  Bertucci’s comparable restaurant dine-in sales increased 8.0% for the quarter as compared to the second quarter of 2001. Comparable Bertucci’s restaurant carry-out and delivery sales increased 3.5% for the quarter as compared to the same period in the prior year.  The Company believes that the majority of the comparable sales increases have been a result of increased guest visits combined with a shift in menu mix and an approximate 1.0% price increase in April 2002.

Cost of Sales.  Cost of sales decreased by approximately $450,000, or 4.6%, to $9.4 million during the second quarter 2002 from $9.8 million during the second quarter 2001.  The dollar decrease was due to the Brinker Sale and favorable ingredient costs.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.6% during the second quarter 2002 from 23.9% during the second quarter 2001.  The percent change was primarily due to the Brinker Sale as Brinker Concept Restaurants ran a higher cost of sales than Bertucci’s restaurants.  Cost of sales for just the Bertucci’s restaurants increased by $384,000, or 4.3%, to $9.4 million during the second quarter 2002 from $9.0 million during the second quarter 2001.  Expressed as a percentage of net sales, Bertucci’s cost of sales decreased to 22.6% during the second quarter 2002 from the pro forma cost of sales of 23.4% during the second quarter 2001.  The Company believes that management efficiency, sound purchasing practices and lower cost of ingredients combined to effectuate the favorable change in Bertucci’s cost of sales percentage.

Operating Expenses.  Operating expenses increased by $43,000, or 0.2%, to $25.3 million during the second quarter 2002 from $25.2 million during the second quarter 2001.  The nominal dollar increase was primarily due to higher advertising and labor costs at Bertucci’s as a result of higher sales partially offset by the Brinker Sale.  Expressed as a percentage of net sales, operating expenses decreased to 61.2% in the second quarter 2002 from 61.5% during the second quarter 2001.  The percentage decrease is a result of relative decreases as a percentage of sales in labor and occupancy costs in Bertucci’s restaurants and lower costs as a result of the Brinker Sale partially offset by higher advertising and insurance costs at Bertucci’s.  Pro Forma operating expenses at Bertucci’s restaurants increased by $2.5 million, or 11.0%, to $25.3 million during the second quarter 2002 from $22.8 million during the second quarter 2001.  Expressed as a percentage of net sales, pro forma operating expenses for Bertucci’s increased to 61.2% in the second quarter 2002 compared to 59.4% in the second quarter 2001.  The dollar and percent increases are primarily due to higher advertising expenses and insurance costs while favorable leverage on sales in labor and occupancy costs partially offset the percent increases.

 General and Administrative Expenses. General and administrative expenses increased by approximately $218,000, or 7.7%, to $3.0 million during the second quarter 2002 from $2.8 million during the second quarter 2001.  Expressed as a percentage of net sales, general and administrative expenses increased to 7.4% in the second quarter 2002 from 6.9% during the second quarter 2001.  The dollar increase was primarily due to higher labor costs associated with management recruiting and training partially offset by lower occupancy costs. The percentage increase resulted primarily from the unfavorable leverage of the sales reduction due to the Brinker Sale.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $544,000 or 16.8%, to $2.7 million during the second quarter 2002 from $3.2 million during the second quarter of 2001.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses decreased to 6.5% in the second quarter 2002 from 7.9% during the second quarter 2001.  The dollar decrease was primarily due to the elimination of goodwill amortization resulting from the Company’s adoption of SFAS No. 142 as discussed in Note 2 to the Consolidated Financial Statements.  The percentage decrease was a result of the elimination of goodwill amortization combined with favorable leverage from higher sales volume.

Interest Expense.  Interest expense decreased by approximately $289,000 to $2.2 million during the second quarter of 2002 from $2.5 million during the second quarter 2001.  The decrease was due to:  a) the retirement of $14.7 million of Senior Notes in July 2001, b) The Brinker Sale as $40.9 million of mortgage indebtedness was assumed by Brinker; partially offset by c) a reduction in interest income as a result of reduced available cash combined with lower market interest rates.

Income Taxes.  The effective income tax benefit rate was 35.0% during the second quarter 2002 versus a 40.8% income tax expense rate for the prior year period.

Twenty-Six Weeks Ended July 3, 2002 Compared to Twenty-Six Weeks Ended July 4, 2001

Net Sales.  Total company net sales decreased by $32.8 million, or 29.6%, to $78.0 million during the first half of 2002 from $110.8 million during the first half of 2001.  The decrease was entirely due to the Brinker Sale.  After removing the impact of the Brinker Sale, net sales for Bertucci’s for the first half of 2002 increased by 5.0% or $3.7 million as compared to 2001 due to five new restaurants (a total of 24 incremental operating weeks), plus a 3.7% increase in comparable restaurant sales partially offset by the closing of two restaurants.  Comparable Bertucci’s restaurant dine-in guest counts increased over the same period 2001 for each of the first six months of 2002 and, in aggregate, increased for the first half of the year by 3.0%.  Bertucci’s comparable restaurant dine-in sales increased 4.7% while comparable Bertucci’s restaurant carry-out and delivery sales increased 1.2% for the first half of 2002 as compared to the same period in the prior year.  The Company believes that the majority of the comparable sales increases have been a result of increased guest visits combined with a shift in menu mix and an approximate 1.0% price increase in April 2002.

Cost of Sales.  Cost of sales decreased by approximately $10.2 million, or 36.6%, to $17.7 million during the first half of 2002 from $27.9 million during the first half of 2001.  The decrease was primarily due to the Brinker Sale.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.7% during the first half of 2002 from 25.1% during the first half of 2001.  The change was primarily due to the Brinker Sale as Brinker Concept Restaurants ran a higher cost of sales than Bertucci’s restaurants.  After removing the impact of the Brinker Sale, cost of sales for the Bertucci’s restaurants increased by $200,000, or 0.8%, to $17.7 million during the first half of 2002 from $17.5 million during the first half of 2001.  Expressed as a percentage of net sales, Bertucci’s cost of sales decreased to 22.7% during the first half of 2002 from the pro forma cost of sales rate of 23.6% during the first half of 2001.   The Company believes that management efficiency, sound purchasing practices and lower cost of ingredients combined to effectuate the favorable change in Bertucci’s cost of sales percentage.

Operating Expenses. Operating expenses decreased by $19.0 million, or 28.9%, to $46.7 million during the first half of 2002 from $65.7 million during the first half of 2001.  The dollar decrease was primarily due to the Brinker Sale. Expressed as a percentage of net sales, operating expenses increased to 59.9% in the first half of 2002 from 59.3% during the first half of 2001.  The percent increase was primarily a result of reduced leverage due to Brinker Sale.  After eliminating the impact of the Brinker Sale, operating expenses increased by $2.7 million, or 6.1%, to $46.7 million during the first half of 2002 from $44.0 million during the first half of 2001.  Expressed as a percentage of net sales, operating expenses for Bertucci’s increased by 0.6% from the pro forma operating expense rate of 59.3% in the first half of 2002 compared to the first half of 2001.  The dollar increases are primarily due to higher advertising expenses, increased expenses from new restaurants and higher insurance costs partially offset by reduced utility expenses.  The pro forma percent increase is primarily due to increased advertising and insurance expenses partially offset by favorable changes in labor, supplies and occupancy costs.

 General and Administrative Expenses. General and administrative expenses decreased by approximately $598,000, or 9.0% to $6.0 million during the first half of 2002 from $6.6 million during the first half of 2001.  Expressed as a percentage of net sales, general and administrative expenses increased to 7.7% in the first half of 2002 from 6.0% during the first half of 2001.  The dollar decrease was primarily due to staff reduction as a result of the Brinker Sale and, to a lesser degree, reduced corporate office rent due to the Company’s move in August 2001 partially offset by higher recruiting and training costs. The percentage increase resulted from the unfavorable leverage of the sales reduction due to the Brinker Sale combined with higher recruiting and training costs.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $2.4 million or 32.4%, to $5.1 million during the first half of 2002 from $7.5 million during the first half of 2001.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses decreased to 6.5% in the first half of 2002 from 6.8% during the first half of 2001.  The dollar decrease was primarily due to the Brinker Sale and the elimination of goodwill amortization resulting from the Company’s adoption of SFAS No. 142 as discussed in Note 2 to the Consolidated Financial Statements.  The percentage decrease resulted from the elimination of goodwill amortization partially offset by unfavorable leverage of the sales reduction due to the Brinker Sale.

Interest Expense.  Interest expense decreased by approximately $1.8 million to $4.5 million during the first half of 2002 from $6.3 million during the first half of 2001.  The decrease was due to:  a) The Brinker Sale as $40.9 million of mortgage indebtedness was assumed by Brinker; b) $14.7 million of Senior Notes were retired in July 2001, by using a portion of the proceeds of the Brinker Sale partially offset by c) a reduction in interest income as a result of reduced investments combined with lower market interest rates.

Income Taxes.  The effective income tax benefit rate was 35.0% during the first half of 2002 versus a 41.4% income tax expense rate for the prior year period.

Liquidity And Capital Resources

Net cash flows used by operating activities were $2.8 million for the first half of 2002, $857,000 more than the $2.0 million used during the first half of 2001.  The primary reason for the decrease is acceleration of payments to vendors to achieve reduced costs and/or purchase discounts.  As of July 3, 2002, the cash and cash equivalents of $13.3 million consisted of $11.3 million of short-term investments ($1.9 million of which is restricted, see below) and the remainder in operating cash accounts.

The Company’s 2002 capital expenditures were $8.4 million through July 3, 2002 compared to $8.8 million for the comparable prior year period.  The capital expenditures for 2002 were primarily comprised of $3.5 million for new Bertucci’s restaurants and $4.9 million for remodels and maintenance capital.

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

As of July 3, 2002, the Company had $85.3 million in consolidated indebtedness, all pursuant to the Senior Notes.  During July 2001, the Company established a $2.0 million (maximum) Letter of Credit Facility.  As of July 3, 2002, this facility is collateralized with $1.9 million of cash restricted from general use.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

As of January 2, 2002, the Company had contractual obligations as follows:

	Future payments due by year (in thousands):
Contractual obligations	2002	2003	2004	2005	2006	Thereafter

Operating leases	10,661	9,471	8,442	7,731	7,449	28,970
Senior Notes	—	—	—	—	—	85,310
Total contractual cash obligations	10,661	9,471	8,442	7,731	7,449	114,280

Subsequent to January 2, 2002 the Company executed twelve leases for future restaurant openings, all classified as operating leases, increasing the contractual obligations of the Company as follows:

	Future payments due by year (in thousands):
	2002	2003	2004	2005	2006	Thereafter

New leases	398	1,825	2,093	2,093	2,093	22,500

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

                None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K on May 2, 2002 announcing Deloitte & Touche LLP as the Company’s independent public accountants for the 2002 fiscal year, replacing Arthur Andersen LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERTUCCI’S CORPORATION
(Registrant)

Date: August 16, 2002	By: /s/ Benjamin R. Jacobson
Chairman of the Board of Directors,
Chief Executive Officer, Treasurer
(Principal Executive Officer)

Date: August 16, 2002	By: /s/ Kurt J. Schnaubelt
Chief Financial Officer,
Senior Vice President — Finance and
Administration (Chief Accounting Officer)

CERTIFICATIONS

In connection with the Quarterly Report of Bertucci’s Corporation (“the Company”) on Form 10-Q for the period ending July 3, 2002 as filed with the Securities and Exchange Commission on the date hereof (“the Report”), we certify, pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the SARBANES-OXLEY ACT of 2002, that:

(1)          The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Benjamin R. Jacobson	By: /s/ Kurt J. Schnaubelt
Chairman of the Board of Directors,	Chief Financial Officer, Senior Vice
Chief Executive Officer, Treasurer	President — Finance and
(Principal Executive Officer)	Administration (Chief Accounting Officer)

Date: August 16, 2002	Date: August 16, 2002