Form 10-Q
period 2002-10-02
BERTUCCIS CORP
filed 2002-11-18
CIK 1061588

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒  Quarterly Report Voluntarily Filed Pursuant to Section 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended October 2, 2002

Commission File Number   333-62775

BERTUCCI’S CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1311266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

155 Otis Street, Northborough, Massachusetts	01532-2414
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒         No  ☐

2,978,955 shares of the registrant’s Common Stock were outstanding on November 15, 2002.

BERTUCCI’S CORPORATION

FORM 10-Q

PART  I:        FINANCIAL INFORMATION

Item 1.  Financial Statements

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	October 2, 2002	January 2, 2002
ASSETS

Current Assets:
Cash	$7,855	$23,235
Restricted cash	1,911	1,013
Accounts receivable	789	1,033
Income taxes refund receivable	3,511	—
Inventories	1,028	805
Prepaid expenses and other current assets	551	1,554
Total current assets	15,645	27,640

Property and equipment, at cost:
Land	2,469	2,647
Buildings	6,635	6,624
Leasehold improvements	56,007	49,654
Furniture and equipment	34,597	29,058
	99,708	87,983
Less - Accumulated depreciation	(29,433)	(23,081)
	70,275	64,902
Construction work in process	1,482	139
Net property and equipment	71,757	65,041

Goodwill, net	26,127	26,127
Deferred taxes, noncurrent	5,338	7,697
Deferred finance costs, net	3,881	4,384
Liquor licenses	1,753	1,806
Other assets, net	357	102
Total Assets	$124,858	$132,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	6,523	8,808
Accrued expenses	10,412	13,263
Income taxes payable	1,030	1,196
Total current liabiliites	17,965	23,267

Senior Notes	85,310	85,310
Restaurant closing reserve - noncurrent	2,005	2,685
Deferred rent and other long-term liabilites	2,694	2,509
Total liabilities	107,974	113,771
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value Authorized - 8,000,000 shares Issued - 3,666,370 shares, outstanding 2,978,955 shares	37	37
Less treasury stock - 687,415 shares at cost	(8,088)	(8,088)
Additional paid-in capital	29,004	29,004
Accumulated deficit	(4,069)	(1,927)
Total stockholders’ equity	16,884	19,026
Total Liabilites and Stockholders’ Equity	$124,858	$132,797

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2002	October 3, 2001	October 2, 2002	October 3, 2001

Net sales	$41,664	$37,807	$119,654	$148,633

Cost of sales and expenses:
Cost of sales	8,953	8,381	26,627	36,252
Operating expenses	24,972	23,033	71,686	88,724
General and administrative expenses	3,070	2,718	9,112	9,357
Asset impairment charge	—	1,800	—	1,800
Closed restaurant charge	61	3,950	236	4,200
Deferred rent	126	148	271	471
Depreciation, amortization and preopening expenses	3,195	3,108	8,283	10,643
Total cost of sales and expenses	40,377	43,138	116,215	151,447
Income (loss) from operations	1,287	(5,331)	3,439	(2,814)
Other income (expense):
Gain on Brinker Sale	—	(500)	—	36,932
Interest expense, net	(2,280)	(2,486)	(6,733)	(8,779)
Other income (expense)	(2,280)	(2,986)	(6,733)	28,153

(Loss) income before income tax benefit (expense) and extraordinary item	(993)	(8,317)	(3,294)	25,339

Income tax benefit (expense)	347	3,287	1,152	(10,649)

Net (loss) income before extraordinary item	(646)	(5,030)	(2,142)	14,690

Gain on Senior Notes retirement, net of income tax	—	1,338	—	1,338

Net (loss) income	$(646)	$(3,692)	$(2,142)	$16,028

Basic (loss) income per share before extraordinary item	$(0.22)	$(1.69)	$(0.72)	$4.93
Gain on Senior Notes retirement, net of income tax	—	0.45	—	0.45
Basic (loss) income per share	$(0.22)	$(1.24)	$(0.72)	$5.38

Weighted average shares outstanding - basic	2,978,955	2,978,955	2,978,955	2,978,955

Diluted (loss) income per share before extraordinary item	$(0.22)	$(1.69)	$(0.72)	$4.53
Gain on Senior Notes retirement, net of income tax	—	0.45	—	0.41
Diluted (loss) income per share	$(0.22)	$(1.24)	$(0.72)	$4.94

Weighted average shares outstanding - diluted	2,978,955	2,978,955	2,978,955	3,240,126

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock				Total Stockholders’ Equity
	Number of Shares	$ .01 per Share	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit

Balance January 2, 2002	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(1,927)	$19,026
Net loss						(2,142)	(2,142)

Balance October 2, 2002	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(4,069)	$16,884

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 2, 2002	October 3, 2001

Cash flows of operating activities
Net (loss) income	$(2,142)	$16,028
Less gain on Brinker Sale	—	(36,932)
Income taxes on Brinker Sale	—	14,782
Less gain on Senior Notes retirement, net of tax	—	(1,338)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred rent	271	471
Depreciation and amortization	7,185	9,914
Change in deferred taxes	2,359	(2,211)
Closed restaurant charge	236	4,200
Asset impairment charge	—	1,800
Gain on sale of property	(235)	—
Changes in operating assets and liabilities
Inventories	(223)	72
Prepaid expenses and accounts receivable	1,261	1,419
Accrued expenses	(4,083)	(3,904)
Income taxes refundable / payable	(3,676)	(4,872)
Accounts payable	(2,259)	(4,147)
Other	62	(2,613)
Total adjustments	898	129
Net cash used in operating activities	(1,244)	(7,331)

Cash flows of investing activities
Additions to property and equipment	(13,645)	(9,280)
Proceeds from sale of restaurant properties	413	200
Acquisition of liquor licenses	(7)	—
Net proceeds from Brinker Sale	—	42,775
Net cash (used in) provided by investing activities	(13,239)	33,695

Cash flows of financing activities
Increase in restricted cash	(897)	(1,000)
Payments of mortgage loans and capital lease obligations	—	(421)
Senior Notes retirement	—	(11,522)
Net cash used in financing activities	(897)	(12,943)

Net (decrease) increase in cash	(15,380)	13,421
Cash, beginning of period	23,235	7,602
Cash, end of period	$7,855	$21,023

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest income	$9,124	$11,737
Cash paid for income taxes	$183	$4,841

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

Notes To Consolidated Financial Statements

October 2, 2002

(Unaudited)

1.      Basis of Presentation

The unaudited consolidated condensed financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s 2001 Form 10-K.  The operating results for the thirty-nine weeks ended October 2, 2002 may not be indicative of the results expected for any succeeding interim period or for the entire year ending January 1, 2003.

Certain reclassifications have been made to prior year financial statements to make them consistent with the current year’s presentation and to conform with the presentation utilized in the Company’s 2001 Form 10-K.

2.      New Accounting Pronouncements

On January 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No.  142, Goodwill and Other Intangible Assets.  SFAS No. 142 superseded APB Opinion No. 17, Intangible Assets, and requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually.  Accordingly, the Company ceased amortizing goodwill on January 3, 2002.  Amortization expense totaling $569,000 and $1,708,000 is recorded in the Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended October 3, 2001, respectively.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net loss and loss per share for the periods presented would have been as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2002	October 3, 2001	October 2, 2002	October 3, 2001
Net (loss) income before extraordinary item:
Reported net (loss) income before extraordinary item	$(646)	$(5,030)	$(2,142)	$14,690
Goodwill amortization	—	569	—	1,708
Adjusted net (loss) income before extraordinary item	$(646)	$(4,461)	$(2,142)	$16,398

Reported net (loss) income	$(646)	$(3,692)	$(2,142)	$16,028
Goodwill amortization	—	569	—	1,708
Adjusted net (loss) income	$(646)	$(3,123)	$(2,142)	$17,736

Basic (loss) income per share:
Reported (loss) income per share	$(0.22)	$(1.24)	$(0.72)	$5.38
Goodwill amortization	—	0.19	—	0.57
Adjusted basic (loss) income per share	$(0.22)	$(1.05)	$(0.72)	$5.95

Diluted (loss) income per share:
Reported (loss) income per share	$(0.22)	$(1.24)	$(0.72)	$4.94
Goodwill amortization	—	0.19	—	0.53
Adjusted diluted (loss) income per share	$(0.22)	$(1.05)	$(0.72)	$5.47

Adjusted Basic and Diluted (loss) income before extraordinary item for the thirteen and thirty-nine weeks ended October 3, 2001 were ($1.50), ($1.50), $5.50, and $5.07, respectively.

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

The unaudited pro forma Consolidated Statements of Operations for the 39 weeks ended October 3, 2001 presented below reflect the recognition of the Brinker Sale as if the disposition occurred on January 2, 2001.

BERTUCCI’S CORPORATION

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	39 Weeks Ended October 3, 2001
	As Reported	Brinker Sale	Pro Forma

Net sales	$148,633	$36,527	$112,106

Cost of sales and expenses:
Cost of sales	36,252	10,330	25,922
Operating expenses	88,724	21,639	67,085
General and administrative expenses	9,357	1,300	8,057
Closed restaurant expenses	4,200	—	4,200
Asset impairment charge	1,800	—	1,800
Deferred rent	471	57	414
Depreciation, amortization and preopening expenses	10,643	1,336	9,307
Total cost of sales and expenses	151,447	34,662	116,785
Income (loss) from operations	(2,814)	1,865	(4,679)

Other income (expense):
Gain on Brinker Sale	36,932	36,932	—
Interest expense, net	(8,779)	(1,871)	(6,908)
Other income (expense)	28,153	35,061	(6,908)

Income (loss) before income tax (expense) benefit and extraordinary item	25,339	36,926	(11,587)

Income tax (expense) benefit	(10,649)	(14,780)	4,131

Net income (loss) before extraordinary item	14,690	22,146	(7,456)

Gain on Senior Notes retirement, net of income tax	1,338	1,338	—
Net income (loss)	$16,028	$23,484	$(7,456)

Basic income (loss) per share before extraordinary item	$4.93	$7.43	$(2.50)
Gain on Senior Notes retirement, net of income tax	0.45	0.45	—
Basic income (loss) per share	$5.38	$7.88	$(2.50)

Weighted average shares outstanding - basic	2,978,955	2,978,955	2,978,955

Diluted income (loss) per share before extraordinary item	$4.53	$7.03	$(2.50)
Gain on Senior Notes retirement, net of income tax	0.41	0.41	—
Diluted income (loss) per share	$4.94	$7.44	$(2.50)

Weighted average shares outstanding - diluted	3,240,126	3,240,126	2,978,955

4.      Restaurant Closing Reserves

Restaurant closing reserves were established as part of the Acquisition of Bertucci’s.  These reserves were related to estimated future lease commitments and exit costs to close 18 Bertucci’s locations.  During the second and third quarters of 2001, the Company accrued $200,000 and $4.0 million, respectively, related to selected locations (all of which had been closed), consisting of estimated lease commitments and certain exit costs.  It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases.  However,  due to market conditions, the Company has been unable to sell, sublease or exit certain of these leases.  Additionally, in 2002, the Company closed one restaurant and recorded a charge of $236,000 primarily related to estimated lease termination costs.

Activity within the reserve in 2002 was as follows:

Thirty-nine weeks ended October 2, 2002

Balance at begnning of the year	$3,352
Costs associated with restaurant closing	236
Lease costs charged to reserve	(922)
Balance at end of period	$2,666

Current portion	$661
Noncurrent portion	2,005
$2,666

5.      Loss per Share

The number of shares used to calculate diluted loss per share for each of the thirteen and thirty-nine weeks ended October 2, 2002, and the thirteen weeks ended October 3, 2001, exclude the effect of 740,473 and 704,793 outstanding stock options, respectively, as the options are anti-dilutive.

6.      Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cummulative adjustments to the Company’s estimate are recorded in the interim period in which a change to the estimated annual effective rate is determined.

7.      Sale of Land

During the first quarter of 2002, the Company sold land adjacent to a restaurant included in the Brinker Sale.  The property had a carrying value of approximately $179,000 and sold for $413,000.  The gain is included in operating expenses in the consolidated statement of operations for the thirty-nine weeks ended October 2, 2002.

*****

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

As of October 2, 2002 the Company owned and operated 78 full-service, casual dining, Italian-style restaurants under the name Bertucci’s Brick Oven Pizzeria® located primarily in New England and Mid-Atlantic United States.

Significant Accounting Policies

The Company’s Form 10-K for the year ended January 2, 2002 outlines the Company’s significant accounting policies.  The Company reviewed those policies and determined they remain the most significant accounting policies for the thirty-nine weeks ended October 2, 2002.  No changes to those polices were made during the period with the exception of the adoption of SFAS Nos. 142 and 144 during the period as described in Note 2 to the October 2, 2002 consolidated financial statements.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s statement of operations, as well as certain operating data, for the periods indicated:

BERTUCCI’S CORPORATION

PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Thirty -nine weeks ended
	Thirteen weeks ended				Pro Forma Bertucci’s Only (b)
	October 2, 2002	October 3, 2001	October 2, 2002	October 3, 2001	October 3, 2001
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	21.5%	22.2%	22.3%	24.4%	23.1%
Operating expenses	59.9%	60.9%	59.9%	59.7%	59.8%
General and administrative expenses	7.4%	7.2%	7.6%	6.3%	7.2%
Asset impairment charge	—	4.8%	—	1.2%	1.6%
Closed restaurant expenses	0.1%	10.4%	0.2%	2.8%	3.7%
Deferred rent	0.3%	0.4%	0.2%	0.3%	0.4%
Depreciation, amortization and preopening expenses	7.7%	8.2%	6.9%	7.2%	8.3%
Total cost of sales and expenses	96.9%	114.1%	97.1%	101.9%	104.1%

Income (loss) from operations	3.1%	(14.1)%	2.9%	(1.9)%	(4.1)%

Other income (expense):

Gain on Brinker Sale	—	(1.3)%	—	24.8%	—
Interest expense, net	(5.5)%	(6.6)%	(5.6)%	(5.9)%	(6.2)%
Other income (expense)	(5.5)%	(7.9)%	(5.6)%	18.9%	(6.2)%

(Loss) income before income tax benefit (expense) and extraordinary item	(2.4)%	(22.0)%	(2.7)%	17.0%	(10.3)%

Income tax benefit (expense)	0.8%	8.7%	1.0%	(7.2)%	3.7%

Net (loss) income before extraordinary item	(1.6)%	(13.3)%	(1.7)%	9.8%	(6.6)%
Gain on Senior Notes retirement, net of tax	—	3.5%	—	0.9%	—
Net (loss) income	(1.6)%	(9.8)%	(1.7)%	10.7%	(6.6)%

Restaurant Operating Data (Dollars in Thousands):
EBITDA (a)	$4,669	$3,675	$11,994	$14,300	$11,042
EBITDA Margin	11.2%	9.7%	10.0%	9.6%	9.8%
Comparable restaurant sales (c)	9.1%	(1.6)%	5.5%	2.3%	2.3%
Number of Bertucci’s restaurants:
Restaurants open at beginning of period	74	75	74	72
Restaurants opened	4	1	5	4
Restaurant closed	—	(1)	(1)	(1)
Total restaurants open at end of period	78	75	78	75

(a)               ’’EBITDA’’ is defined as income from operations before deferred rent, depreciation, amortization, pre-opening costs, asset impairment and closed restaurant charges, and property disposal gains and losses.  EBITDA is not a measure of performance defined by Generally Accepted Accounting Principles (“GAAP”). EBITDA should not be considered in isolation or as a substitute for net income or the statement of cash flows, which have been prepared in accordance with GAAP. The Company believes EBITDA provides useful information regarding the Company’s ability to service its debt and the Company understands that such information is considered by certain investors to be an additional basis for evaluating a company’s ability to pay.

(b)              Reflects the impact of the Brinker Sale, see Note 3 to the October 2, 2002 consolidated financial statements.

(c)               The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year.

Thirteen Weeks Ended October 2, 2002 Compared to Thirteen Weeks Ended October 3, 2001

Net Sales.  Total company net sales increased by $3.9 million, or 10.3%, to $41.7 million during the third quarter 2002 from $37.8 million during the third quarter 2001.  The increase was primarily due to a $3.1 million (9.1%) increase in comparable restaurant sales and a $1.7 million increase in sales from five new restaurants, partially offset by a $977,000 decrease from three restaurant closings.  Comparable Bertucci’s restaurant dine-in guest counts increased for each of the three months of the quarter and 6.3% in aggregate for the quarter as compared to the third quarter of 2001.  Bertucci’s comparable restaurant dine-in sales increased 10.5% for the quarter as compared to the third quarter of 2001. Comparable Bertucci’s restaurant carry-out and delivery sales increased 4.5% for the quarter as compared to the same period in the prior year.  The Company believes that the majority of the comparable sales increases have been a result of increased guest visits combined with a shift in menu mix and an approximate 1.0% price increase in April 2002.

Cost of Sales.  Cost of sales increased by approximately $572,000, or 6.8%, to $9.0 million during the third quarter 2002 from $8.4 million during the third quarter 2001.  Expressed as a percentage of net sales, overall cost of sales decreased to 21.5% during the third quarter 2002 from 22.2% during the third quarter 2001.  The dollar increase was a result of higher volumes while the percent change was primarily due to improved management efficiency, sound purchasing practices and lower cost of ingredients.

Operating Expenses.  Operating expenses increased by 1.9 million or 8.4%, to $25.0 million during the third quarter 2002 from $23.0 million during the third quarter 2001.  The dollar increase was primarily due to increased labor costs as a result of higher sales and increased spending on advertising.  Expressed as a percentage of net sales, operating expenses decreased to 59.9% in the third quarter 2002 from 60.9% during the third quarter 2001.  The percentage decrease is a result of relative decreases as a percentage of sales in labor and occupancy costs partially offset by higher advertising and insurance costs.

General and Administrative Expenses. General and administrative expenses increased by approximately $353,000, or 13.0%, to $3.1 million during the third quarter 2002 from $2.7 million during the third quarter 2001.  Expressed as a percentage of net sales, general and administrative expenses increased to 7.4% in the third quarter 2002 from 7.2% during the third quarter 2001.  The increase is primarily due to higher new management recruiting and training costs, expenses related to potential franchising opportunities and incremental bonus expenses.

Deferred Rent, Depreciation, Amortization and Pre-opening Expenses.  Deferred rent, depreciation, amortization and pre-opening expenses increased by approximately $63,000 or 1.9%, to $3.3 million during the third quarter 2002 from $3.3 million during the third quarter of 2001.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and pre-opening expenses decreased to 8.0% in the third quarter 2002 from 8.6% during the third quarter 2001.  The dollar decrease was primarily due to the elimination of goodwill amortization resulting from the Company’s adoption of SFAS No. 142 as discussed in Note 2 to the Consolidated Financial Statements, offset by higher pre-opening expenses associated with five new restaurants.

Interest Expense.  Net interest expense decreased by approximately $206,000 to $2.3 million during the third quarter of 2002 from $2.5 million during the third quarter 2001.  The decrease was primarily due to the retirement of $14.7 million in Senior Notes in July 2001 augmented by reduced interest income.

Income Taxes.  The effective income tax benefit rate was 35.0% during the third quarter 2002 versus 39.5% for the prior year period.

Thirty-Nine Weeks Ended October 2, 2002 Compared to Thirty-Nine Weeks Ended October 3, 2001

Net Sales.  Total company net sales decreased by $29.0 million, or 19.5%, to $119.6 million during the three quarters of 2002 from $148.6 million during the three quarters of 2001.  The decrease was due to the Brinker Sale.  After removing the impact of the Brinker Sale, net sales for Bertucci’s for the three quarters of 2002 increased by 6.7% or $7.5 million as compared to 2001 due to nine new restaurants and a 5.5% increase in comparable restaurant sales, partially offset by the closing of three restaurants.  Comparable Bertucci’s restaurant dine-in guest counts increased over the same period 2001 for each of the first nine months of 2002 and, in aggregate, increased for the three quarters of the year by 4.1%.  Bertucci’s comparable restaurant dine-in sales increased 6.5% while comparable Bertucci’s restaurant carry-out and delivery sales increased 2.3% for the three quarters of 2002 as compared to the same period in the prior year.  The Company believes that the majority of the comparable sales increases have been a result of increased guest visits combined with a shift in menu mix and an approximate 1.0% price increase in April 2002.

Cost of Sales.  Cost of sales decreased by approximately $9.6 million, or 26.6%, to $26.6 million during the three quarters of 2002 from $36.2 million during the three quarters of 2001.  The decrease was due to the Brinker Sale.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.3% during the three quarters of 2002 from 24.4% during the three quarters of 2001.  The change was primarily due to the Brinker Sale as Brinker Concept Restaurants ran a higher cost of sales than Bertucci’s restaurants.  After removing the impact of the Brinker Sale, cost of sales for the Bertucci’s restaurants increased by $705,000, or 2.7%, to $26.6 million during the three quarters of 2002 from $25.9 million during the three quarters of 2001.  Expressed as a percentage of net sales, Bertucci’s cost of sales decreased to 22.3% during the three quarters of 2002 from the pro forma cost of sales rate of 23.1% during the three quarters of 2001.   The Company believes that management efficiency, sound purchasing practices and lower cost of ingredients combined to effectuate the favorable change in Bertucci’s cost of sales percentage.

Operating Expenses. Operating expenses decreased by $17.0 million, or 19.2%, to $71.7 million during the three quarters of 2002 from $88.7 million during the three quarters of 2001.  The dollar decrease was primarily due to the Brinker Sale.  Expressed as a percentage of net sales, operating expenses increased to 59.9% in the three quarters of 2002 from 59.7% during the three quarters of 2001.  The percent increase was primarily a result of reduced leverage due to Brinker Sale.  After eliminating the impact of the Brinker Sale, operating expenses increased by $4.6 million, or 6.9%, to $71.7 million during the three quarters of 2002 from $67.1 million during the three quarters of 2001.  Expressed as a percentage of net sales, operating expenses for Bertucci’s increased to 59.9% in the three quarters of 2002 compared to the pro forma operating expense rate of 58.8% in the three quarters of 2001.  The dollar increases are primarily due to higher advertising expenses, increased labor costs from new restaurant inefficiencies and higher insurance costs partially offset by reduced utility expenses.  The pro forma percent increase is primarily due to increased advertising and insurance expenses partially offset by favorable changes in labor, supplies and occupancy costs in relation to net sales.

 General and Administrative Expenses. General and administrative expenses decreased by approximately $245,000, or 2.6% to $9.1 million during the three quarters of 2002 from $9.4 million during the three quarters of 2001.  Expressed as a percentage of net sales, general and administrative expenses increased to 7.6% in the three quarters of 2002 from 6.3% during the three quarters of 2001.  The dollar decrease was primarily due to staff reduction as a result of the Brinker Sale and, to a lesser degree, reduced corporate office rent due to the Company’s move to a smaller facility in August 2001 partially offset by higher recruiting and training costs for new restaurant managers. The percentage increase is a result of unfavorable leverage of the sales reduction due to the Brinker Sale combined with higher new restaurant management recruiting and training costs.

Deferred Rent, Depreciation, Amortization and Pre-opening Expenses.  Deferred rent, depreciation, amortization and pre-opening expenses decreased by approximately $2.6 million or 23.0%, to $8.6 million during the three quarters of 2002 from $11.1 million during the three quarters of 2001.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and pre-opening expenses decreased to 7.1% in the three quarters of 2002 from 7.5% during the three quarters of 2001.  The dollar decrease was primarily due to the Brinker Sale and the elimination of goodwill amortization resulting from the Company’s adoption of SFAS No. 142 as discussed in Note 2 to the Consolidated Financial Statements.  The percentage decrease resulted from the elimination of goodwill amortization partially offset by unfavorable leverage of the sales reduction due to the Brinker Sale.

Interest Expense.  Interest expense decreased by approximately $2.0 million to $6.7 million during the three quarters of 2002 from $8.8 million during the three quarters of 2001.  The decrease was due to: a) The Brinker Sale as $40.9 million of mortgage indebtedness was assumed by Brinker; b) $14.7 million of Senior Notes were retired in July 2001, by using a portion of the proceeds of the Brinker Sale partially offset by c) a reduction in interest income as a result of reduced investments combined with lower market interest rates.

Income Taxes.  The effective income tax benefit rate was 35.0% during the three quarters of 2002 versus a 42.0% income tax expense rate for the prior year period.

Liquidity And Capital Resources

Net cash flows used by operating activities were $1.2 million for the three quarters of 2002, $6.1 million less than the $7.3 million used during the three quarters of 2001.  As of October 2, 2002, the cash and cash equivalents of $9.8 million consisted of $8.9 million of short-term investments ($1.9 million of which is restricted, see below) and the remainder in operating cash accounts.

The Company’s 2002 capital expenditures were $13.6 million through October 2, 2002 compared to $9.3 million for the comparable prior year period.  The capital expenditures for 2002 were primarily comprised of $7.6 million for new Bertucci’s restaurants and $6.0 million for remodels and maintenance capital.

On July 21, 2001, the Company’s Senior Bank Facility expired and was not replaced; the Company is currently operating without a line of credit and is funding all of its growth, debt reductions and operating needs from cash on hand combined with cash generated by operations.

The Indenture governing the Senior Notes defines the use of net proceeds from an asset sale (the Brinker Sale) and the types of uses of proceeds, namely, repurchase of debt or investments in assets.  The Indenture requires use of the proceeds within one year of the asset sale (April 12, 2002 for the Brinker Sale).  The Company believes it has met the terms of the indenture for use of Brinker Sale proceeds.  Furthermore, the Company believes that the cash flow generated from its operations, certain sale-leaseback transactions, and current cash on hand should be sufficient to fund its debt service requirements, lease obligations, current expected capital expenditures and other operating expenses through 2003.  While the Company expects to be able to service its debt, the lack of short term borrowing availability may impede growth.

As of October 2, 2002, the Company had $85.3 million in consolidated indebtedness, all pursuant to the Senior Notes.  During July 2001, the Company established a $2.0 million (maximum) Letter of Credit Facility.  As of October 2, 2002, this facility is collateralized with $1.9 million of cash restricted from general use.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

As of January 2, 2002, the Company had contractual obligations as follows:

	Future payments due by year (in thousands):
	2002	2003	2004	2005	2006	Thereafter
Contractual obligations
Operating leases	$10,661	$9,471	$8,442	$7,731	$7,449	$28,970
Senior Notes	—	—	—	—	—	85,310
Total contractual cash obligations	$10,661	$9,471	$8,442	$7,731	$7,449	$114,280

Subsequent to January 2, 2002, the Company executed fifteen leases for future restaurant openings, all classified as operating leases, increasing the contractual obligations of the Company as follows:

	Future payments due by year (in thousands):
	2002	2003	2004	2005	2006	Thereafter

New leases	$423	$2,246	$2,596	$2,596	$2,596	$26,841

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

Item 4.  CONTROLS AND PROCEDURES

As of October 2, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2002.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to October 2, 2002.

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

BERTUCCI’S CORPORATION
(Registrant)

Date: November 15, 2002	By: /s/ Benjamin R. Jacobson
Chairman of the Board of Directors,
Chief Executive Officer, Treasurer
(Principal Executive Officer)

Date: November 15, 2002	By: /s/ Kurt J. Schnaubelt
Chief Financial Officer,
Senior Vice President – Finance and Administration (Chief Accounting Officer)

CERTIFICATION

I, Benjamin R. Jacobson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bertucci’s Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002	By: /s/ Benjamin R. Jacobson
Chairman of the Board of Directors, Chief Executive Officer, Treasurer
(Principal Executive Officer)

CERTIFICATION

I, Kurt J. Schnaubelt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bertucci’s Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002	By: /s/ Kurt J. Schnaubelt
Chief Financial Officer, Senior Vice President – Finance and Administration (Chief Accounting Officer)