Form 10-K
period 2003-01-01
BERTUCCIS CORP
filed 2003-03-31
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT VOLUNTARILY FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2003

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

(508) 351-2500
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

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

PART I

ITEM 1.  BUSINESS

Overview

Bertucci’s Corporation, formerly NE Restaurant Company, Inc. (the “Company”), through it’s wholly owned subsidiaries Bertucci’s Restaurant Corp. and Bertucci’s, Inc. (“Bertucci’s”), owns and operates a full service casual dining restaurant concept under the name Bertucci’s Brick Oven Pizzeria® (“Bertucci’s restaurants”).  The Company was originally formed as a limited partnership in 1991 to acquire 15 Chili’s Bar & Grill restaurants (“Chili’s”) from a prior franchisee.  The Company was incorporated in Delaware in 1994.  The Company grew through the addition of 25 new Chili’s and seven On The Border restaurants in New England.  The Company developed and operated these restaurant franchises under franchise agreements with Brinker International, Inc., a publicly-owned company (“Brinker” or the “Franchisor”).

In July 1998, the Company completed its acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., a publicly-owned restaurant company, for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”).  The Acquisition included 90 Bertucci’s restaurants and one Sal & Vinnie’s restaurant.  Since 1999, the Company closed the Bertucci’s test kitchen restaurant in Wakefield, Massachusetts and closed seventeen under performing Bertucci’s restaurants.  In December 2000, the Company also closed the Sal and Vinnie’s restaurant located in Massachusetts.

In April 2001, the Company completed the sale of 40 Chili’s and seven On The Border restaurants to Brinker (the “Brinker Sale”).  Total consideration, subject to closing adjustments, was $93.5 million.  Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as the four Chili’s restaurants that were under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.   The Company recorded a gain in 2001 on the Brinker Sale of $36.9 million before income taxes.

In October 2001, the Company formed Bertucci’s Franchise Corp., a Delaware corporation, for the purpose of selling development and licensing rights to investors wishing to operate Bertucci’s restaurants.  Bertucci’s Franchise Corp. is a wholly owned subsidiary of the Company.  For the year ended January 1, 2003, Bertucci’s Franchise Corp. has incurred organization expenses, which have been expensed, but has not sold any development or licensing rights.

As of January 1, 2003 the Company owned and operated 80 full-service, casual dining, Italian-style restaurants under the name Bertucci's Brick Oven Pizzeria® located primarily in New England and Mid-Atlantic United States.

Concept

                Bertucci's restaurants are full-service, casual dining restaurants that offer high-quality, moderately priced Italian food. Units are open seven days a week for lunch and dinner, appealing to both families and adult markets.  Bertucci's differentiates itself from other restaurants by offering a variety of freshly prepared foods using high-quality ingredients and brick oven baking techniques.  Bertucci's also distinguishes itself with a contemporary Tuscan-style and an open-kitchen design.  The first Bertucci's opened in Somerville, Massachusetts in 1981.

Restaurant Overview and Menu

                Bertucci's restaurants offer a distinctive menu and a contemporary Tuscan-style design that offers a unique dining experience at a reasonable price.  Bertucci’s specializes in a wide assortment of Italian regional pasta, chicken, veal and seafood dishes, salads, and premium brick oven pizza. The chain's signature pizza is prepared in brick ovens that bake at unusually high temperatures, enabling the production of a light crust and preservation of natural flavors and moisture of toppings. Natural fresh ingredients are used to ensure high quality and freshness. The Company makes its own dough, sauces and toppings in each unit, thus preparing its menu fresh each day.  In addition, Bertucci's menu features a variety of appetizers, soups, calzones and desserts that are prepared according to Bertucci's original recipes.  Management believes that Bertucci's original recipes and brick oven baking techniques combine to produce superior products that are difficult to duplicate.    Wine and beer are available at all Bertucci’s locations and full bar service is available at most Bertucci's restaurants.  Price points are $7.29 for lunch entrees and generally range from $7.99 to $16.99 for dinner entrees.  Most items on the menu may be purchased for take-out service or delivery, which together accounted for approximately 24% of net sales in fiscal 2002.

Restaurant Design

                Bertucci's restaurants are freestanding or in-line buildings averaging approximately 6,200 square feet in size with a seating capacity of approximately 170 people.  Each Bertucci's restaurant features a contemporary Tuscan-style, open-kitchen design centered around brick ovens.  Ingredients are displayed and food is prepared on polished granite counters located in front of the brick ovens, in plain view of diners.  Bertucci's restaurants historically have been built in varying sizes and designs, with no two interior decors exactly alike.  Most restaurants were re-imaged in recent years and feature a relaxing Tuscan atmosphere with similar and consistent elements.  Because management believes unit economics benefit from a standardized design, the Company has developed a prototype design incorporating approximately 5,500 square feet and 198 seats.  The first restaurant with the new prototypical design opened in Danbury, Connecticut in late January 2001.  A total of seven new restaurants were opened in fiscal 2002.  Key features of the prototype design are a separate carryout designation, a bar/waiting area and modification of interior elements, including new floor and ceiling materials, and new furniture.

Restaurant Development

                Expansion.   The Company expects to continue its steady growth strategy through the opening of new Bertucci’s restaurants over the next several years.  Bertucci’s plans to open restaurants quickly in new markets to optimize media and operational efficiencies.  The Company expects to finance the development of Bertucci’s through a combination of cash on hand, cash from operations, and a planned sale-leaseback transaction expected to close in 2003. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

Quality Control

Each Bertucci’s restaurant typically has a general manager and two to three assistant managers who are responsible for assuring compliance with Bertucci’s operating procedures and for the training and supervision of restaurant employees.  The general managers report to district managers who oversee, on average, between four and eight Bertucci’s restaurants.  The Company believes that quality control operations of Bertucci’s are enhanced by the work of three regional chefs who provide support to restaurant management and ensure quality of food preparation.

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

Training

The Company places significant emphasis on the proper training of its employees.  Training is designed to increase product quality, operational safety, overall productivity and guest satisfaction and to foster the concept of ‘‘continuous improvement.’’  The Company requires new non-management employees to undergo extensive training administered by restaurant-level managers to improve the confidence, productivity, proficiency level and customer relations skills of such employees.  The Company also requires all of its managers to complete a comprehensive management training program developed by the Company.  This program instructs management trainees in detailed, concept-specific food preparation standards and procedures as well as administrative and human resource functions.  This training is largely conducted at specified restaurants which are designated as ‘‘training restaurants’’ and also incorporates training manuals and other written guides.  At the end of the process, trainee skills are tested by a variety of means including a full-day written examination.  Initial instruction is typically followed up by periodic supplemental training.  When the Company opens a new restaurant, management positions are typically staffed with personnel who have had previous experience in a management position at another restaurant.  In addition, a highly experienced opening team assists in opening the restaurant.  Prior to opening, all staff personnel undergo a week of intensive training conducted by the restaurant opening team.           The Company employs a separate training department including a vice-president of training and training directors who are responsible for most training functions.

During 2001, the Company implemented the Bertucci’s University program for restaurant management training.  The Bertucci’s University program consists of a one-week long classroom session at the Company’s headquarters where new managers are taught, among other things, safety and security, computers and information systems, responsible alcohol service and applied foodservice sanitation.  Management believes that the testing during Bertucci’s University is rigorous and that the managers who graduate from this program are better prepared for running Bertucci’s restaurants. Since its implementation there have been 141 graduates of Bertucci’s University.

Advertising and Marketing

The Company’s overall marketing objective is to grow brand recognition by building revenues and increasing profitability.  Management utilizes strategies that create customer trial of new products/events so as to increase the share of visits and average guest check, yet maintain a unique dining experience and brand personality.  The Company recognizes the need to build brand awareness in order to increase market share.  Its advertising plan is designed to increase brand awareness, trial and share of visits from its target market by providing media coverage in markets where the Company has sufficient penetration to support media at competitive levels.  In those markets where the Company has its highest penetration, television and radio advertising is provided.  In its secondary markets, the Company utilizes more cost-effective localized marketing vehicles including newspaper inserts, radio and direct mail.

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

Information Systems and Restaurant Reporting

Information Systems.                                The Company’s information systems provide detailed monthly financial statements for each restaurant, bi-monthly restaurant inventories, menu mix, cash management and payroll analysis.  Preliminary financial reports are available within one day of the period close and the restaurant-level information is consolidated at the Company’s headquarters.  Restaurant managers are able to respond to changes in their business daily, weekly or monthly, as necessary.  Sales and basic operating information is processed daily and reported on the Company’s internal system. The other varying levels of systems data are consolidated and processed by the Company at its headquarters daily, weekly or monthly, as management deems appropriate.

Point of Sale (“POS”).  All restaurants use the Micros 3700 POS system.  Management believes the consistency and reliability of the POS system is the backbone of the technical infrastructure.  The consistency between restaurants provides efficiencies for multi-restaurant operators, training and support.  The POS data is retrieved from each restaurant daily and processed at the Company’s headquarters.

Data Warehouse.  The Company installed a data warehouse in 2001 that tracks information as minute as guest check detail.  Management believes that the data warehouse will provide new ways of viewing operational data that will enable the Company to spot trends, evaluate price sensitivity and track new items/combinations previously not available.

Trademarks, Servicemarks and Other Intellectual Property

Bertucci’s has registered, among others, the names ‘‘Bertucci’s®’’ and ‘‘Bertucci’s Brick Oven Pizzeria®’’ as service marks and trademarks with the United States Patent and Trademark Office.

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

Employees

At January 1, 2003, the Company had approximately 1,060 full-time employees (of whom 76 are based at the Company’s headquarters) and approximately 5,000 part-time employees.  None of the Company’s employees are covered by a collective bargaining agreement.  The Company surveyed its employees in 2002 and in 2001 to assess satisfaction and determine ways to improve Company work conditions and relations.  The survey supports the Company’s belief that its relations with its employees are good.

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

Employee Loans

In February 2002, the Company extended loans to 14 members of Management (including eight officers).  The demand notes were interest bearing at 8%, payable quarterly.  The demand notes totaled $157,000 at January 1, 2003 and were all paid in full as of February 13, 2003.

Government Regulations

Each of the Company’s restaurants is subject to licensing and regulation by a number of governmental authorities, on matters which include health, safety, fire and alcoholic beverage control in the state or municipality in which the restaurant is located.  Difficulties or failures in obtaining required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area.  In addition, failure to maintain a required license or approval could result in the temporary or permanent closure of an existing restaurant.

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

Restaurant Locations

The table below identifies the location of the restaurants operated by the Company during fiscal 2002.

State	Open as of 01/02/2002	Openings	Closings	Open as of 01/01/2003
Connecticut	11	0	0	11
Delaware	0	1	0	1
District of Columbia	2	0	0	2
Maryland	5	0	0	5
Massachusetts	35	4	(1)	38
New Hampshire	3	0	0	3
New Jersey	4	0	0	4
New York	3	0	0	3
Pennsylvania	6	0	0	6
Rhode Island	2	0	0	2
Virginia	3	2	0	5
Total	74	7	(1)	80

Of the 80 restaurants operated by the Company at January 1, 2003, the Company owned the land and improvements for five restaurants and leased the land and improvements for all other restaurants.  The leases for most of the existing restaurants are for terms of 15 to 20 years and provide for additional option terms and, in the case of a limited number of leases, a specified annual rental plus additional rents based on sales volumes exceeding specified levels.  Leases for future restaurants will likely include similar rent provisions.  Bertucci’s restaurant lease terms remaining range from less than one to 24 years.  The majority of such leases provide for an option to renew for additional terms ranging from five years to 20 years.  All of Bertucci’s leases provide for a specified annual rental and most leases call for additional rent based on sales volumes exceeding specified levels.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of March 15, 2003, there was no established public trading market for any class of common equity security of the Company.

Record Holders

As of March 15, 2003, there were 96 holders of Common Stock of the Company, $.01 par value per share.  As of March 15, 2003, the Company did not have any other class of common equity security issued and outstanding.

Dividends

The Company has not paid any dividends in the last five years.  Furthermore, the Company does not foresee declaring or paying any cash dividends in the immediate future.  Moreover, certain of the Company’s borrowing arrangements prohibit the payment of cash dividends without the lender’s approval.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The data for fiscal years ended 1998 through 2002 are derived from audited financial statements of the Company.  Selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.  Historical results are not necessarily indicative of results to be expected in the future.  The Brinker Sale, the Acquisition of Bertucci’s in 1998, and the 53rd week of fiscal 2000 affect the comparability of results on a year-to-year basis.

	Income Statement Data (in thousands except per share amounts) Fiscal Year Ended
	January 1, 2003	January 2, 2002	January 3, 2001 (a)	December 29, 1999	December 30, 1998
Net sales	$162,319	$186,638	$284,933	$267,665	$160,805
Cost of sales and expenses (c)
Cost of sales	35,667	44,855	74,266	73,184	44,377
Operating expenses	96,413	111,795	162,098	155,426	91,596
General and administrative expenses	12,124	12,548	16,392	15,400	8,638
Deferred rent, depreciation, amortization and preopening expenses	10,733	13,142	17,333	17,055	10,597
Closed restaurants charge	236	4,200	479	—	—
Asset impairment charge	—	1,800	—	—	—
Loss on abandonment of Sal & Vinnie’s	—	—	2,031	—	—
Cost of sales and expenses	155,173	188,340	272,599	261,065	155,208
Income (loss) from operations	7,146	(1,702)	12,334	6,600	5,597
Other income (expense)
Gain on Brinker Sale	—	36,932	—	—	—
Interest expense, net (c)	(9,587)	(11,365)	(15,838)	(14,815)	(8,328)
Other (expense) income	(9,587)	25,567	(15,838)	(14,815)	(8,328)
(Loss) income before income tax provision (benefit), extraordinary item and cumulative effect of change in accounting principle	(2,441)	23,865	(3,504)	(8,215)	(2,731)
Income tax provision (benefit)	2,697	10,243	(115)	(2,357)	(902)
(Loss) income before extraordinary item and cumulative effect of change in accounting principle	(5,138)	13,622	(3,389)	(5,858)	(1,829)
Gain on retirement of Senior Notes, net of tax	—	1,338	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	(678)	—
Net (loss) income	$(5,138)	$14,960	$(3,389)	$(6,536)	$(1,829)

Balance Sheet Data (in thousands):
Working (deficit) capital	$(1,289)	$4,373	$(16,330)	$(16,209)	$(18,188)
Total assets	$125,422	$132,797	$183,595	$189,578	$186,732
Total long-term debt	$85,310	$85,310	$139,737	$138,075	$128,303
Total stockholders’ equity	$13,888	$19,026	$4,066	$7,526	$14,112
Comparable restaurant sales % change (b)	5.8%	2.2%	4.8%	2.1%	1.6%

a)              Fiscal 2000 was comprised of 53 weeks.  All other years presented were comprised of 52 weeks.

b)             The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year.  The comparable sales in 2002 and 2001 relate to Bertucci’s only, 2000, 1999 and 1998 relate to the combined company (Bertucci’s, Chili’s, On The Border and, for 1999 and 1998 only, Sal & Vinnie’s).

c)              Certain amounts (operating expenses, general and administrative expenses, depreciation, amortization and preopening expenses, and interest expense, net) have been reclassified to conform to the current year presentation.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Item 1.  Business,” “Item 6.  Selected Financial Data,” the Company’s Consolidated Financial Statements and Notes thereto and the information described under the caption “Risk Factors” below.

General

Bertucci’s Corporation, formerly NE Restaurant Company, Inc. (the “Company”), through it’s wholly owned subsidiaries Bertucci’s Restaurant Corp. and Bertucci’s, Inc. (“Bertucci’s”), owns and operates a full service casual dining restaurant concept under the name Bertucci’s Brick Oven Pizzeria® (“Bertucci’s restaurants”).  The Company was originally formed as a limited partnership in 1991 to acquire 15 Chili’s Bar & Grill restaurants (“Chili’s”) from a prior franchisee.  The Company was incorporated in Delaware in 1994.  The Company grew through the addition of 25 new Chili’s and seven On The Border’s in New England.  The Company developed and operated these restaurant franchises under franchise agreements with Brinker International, Inc., a publicly-owned company (“Brinker” or the “Franchisor”).

In July 1998, the Company completed its acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., a publicly-owned restaurant company, for a purchase price, net of cash received, of approximately $89.4 million (the "Acquisition”). The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”).  The Acquisition included 90 Bertucci’s restaurants and one Sal & Vinnie’s restaurant.  Since 1999, the Company closed the Bertucci’s test kitchen restaurant in Wakefield, Massachusetts and closed seventeen under performing Bertucci’s restaurants.  In December of 2000, the Company also closed the Sal and Vinnie’s restaurant located in Massachusetts.

On April 12, 2001, the Company completed the sale of 40 Chili’s and seven On The Border restaurants to Brinker (the “Brinker Sale”).  Total consideration, subject to closing adjustments, was $93.5 million.  Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as the four Chili’s restaurants that were under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.   The Company recorded a gain in 2001 on the Brinker Sale of $36.9 million before income taxes.

The pro forma Consolidated Statements of Operations reflect (a) the recognition of the Brinker Sale; and (b) the abandonment of Sal & Vinnie’s as if the dispositions occurred on December 30, 1999. Accordingly, operating results of the Brinker restaurants are removed for fiscal 2000 and fiscal 2001.  Sal & Vinnie’s operating results are removed for fiscal 2000 only as it was abandoned in December 2000.

BERTUCCI’S CORPORATION

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

52 Weeks Ended January 2, 2002

	As Reported	Brinker Sale	Pro Forma
Net sales	$186,638	$(36,527)	$150,111

Cost of sales and expenses
Cost of sales	44,855	(10,330)	34,525
Operating expenses	111,795	(21,643)	90,152
General and administrative expenses	12,548	(1,329)	11,219
Deferred rent, depreciation, amortization and preopening expenses	13,142	(4,410)	8,732
Closed restaurants charge	4,200	—	4,200
Asset impairment charge	1,800	—	1,800
Cost of sales and expenses	188,340	(37,712)	150,628
(Loss) income from operations	(1,702)	1,185	(517)

Other income (expense)
Gain on Brinker Sale	36,932	(36,932)	—
Interest expense, net	(11,365)	1,114	(10,251)
Other income (expense)	25,567	(35,818)	(10,251)

Income (loss) before income tax provision (benefit) and extraordinary item	23,865	(34,633)	(10,768)

Income tax provision (benefit)	10,243	(13,885)	(3,642)

Net income (loss) before extraordinary item	13,622	(20,748)	(7,126)

Gain on retirement of Senior Notes, net of tax	1,338	(1,338)	—

Net income (loss)	$14,960	$(22,086)	$(7,126)

Basic income (loss) per share before extraordinary item	$4.57	$(6.96)	$(2.39)
Gain on retirement of Senior Notes, net of tax	0.45	(0.45)	—
Basic income (loss) per share	$5.02	$(7.41)	$(2.39)

Basic weighted average shares outstanding	2,978,955	2,978,955	2,978,955

Diluted income (loss) per share before extraordinary item	$4.19	$(6.96)	$(2.77)
Gain on retirement of Senior Notes, net of tax	0.41	(0.41)	—
Diluted income (loss) per share	$4.60	$(7.37)	$(2.77)

Diluted weighted average shares outstanding	3,252,605	2,978,955	2,978,955

BERTUCCI’S CORPORATION

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

53 Weeks Ended January 3, 2001

	As Reported	Brinker Sale	Sal & Vinnie’s Abandonment	Pro Forma

Net sales	$284,933	$(138,410)	$(2,623)	$143,900

Cost of sales and expenses
Cost of sales	74,266	(38,152)	(918)	35,196
Operating expenses	162,098	(75,890)	(1,669)	84,539
General and administrative expenses	16,392	(4,338)	—	12,054
Deferred rent, depreciation, amortization and preopening expenses	17,333	(5,925)	(177)	11,231
Closed restaurant charge	479			479
Loss on abandonment of Sal & Vinnies	2,031		(2,031)	—
Cost of sales and expenses	272,599	(124,305)	(4,795)	143,499
Income from operations	12,334	(14,105)	2,172	401

Interest expense, net	(15,838)	3,866	—	(11,972)

Loss before income tax benefit	(3,504)	(10,239)	2,172	(11,571)

Income tax benefit	(115)	(3,993)	847	(3,261)
Net loss	$(3,389)	$(6,246)	$1,325	$(8,310)

Basic and diluted loss per share	$(1.14)	$(2.09)	$0.44	$(2.79)

Basic and diluted weighted average shares outstanding	2,981,414	2,981,414	2,981,414	2,981,414

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

The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in the Company’s consolidated statements of operation, and the pro forma consolidated statements of operations above, for the periods indicated:

Income Statement Data:	For Fiscal Year Ended
(Percentage of Net Sales)

				Proforma Bertucci’s
	January 1, 2003	January 2, 2002	January 3, 2001	January 2, 2002	January 3, 2001

Net sales	100.0	100.0	100.0	100.0	100.0
Cost of sales and expenses
Cost of sales	22.0	24.0	26.1	23.0	24.5
Operating expenses	59.4	59.9	56.9	60.1	58.7
General and administrative expenses	7.5	6.7	5.8	7.5	8.4
Deferred rent, depreciation, amortization, and preopening expenses	6.6	7.0	6.1	5.8	7.8
Closed restaurant charge	0.1	2.3	0.2	2.8	0.3
Asset impairment charge	—	1.0	—	1.2	—
Loss on abandonment of Sal & Vinnie’s	—	—	0.7	—	—
Cost of sales and expenses	95.6	100.9	95.7	100.4	99.7
Income (loss) from operations	4.4	(0.9)	4.3	(0.4)	0.3
Other income (expense)
Gain on Brinker Sale	—	19.8	—	—	—
Interest expense, net	(5.9)	(6.1)	(5.5)	(6.8)	(8.3)
Other (expense) income	(5.9)	13.7	(5.5)	(6.8)	(8.3)

(Loss) income before income tax provision (benefit) and extraordinary item	(1.5)	12.8	(1.2)	(7.2)	(8.0)
Income tax provision (benefit)	1.7	5.5	—	(2.4)	(2.3)

(Loss) income before extraordinary item	(3.2)	7.3	(1.2)	(4.8)	(5.7)
Gain on retirement of Senior Notes, net of tax	—	0.7	—	—	—
Net (loss) income	(3.2)	8.0	(1.2)	(4.8)	(5.7)

Year Ended January 1, 2003 Compared to Year Ended January 2, 2002

Net Sales.  Total Company net sales decreased by $24.3 million, or 13.0%, to $162.3 million during fiscal 2002 from $186.6 million during fiscal 2001.  The decrease was due to the Brinker Sale.  After removing the impact of the Brinker Sale, net sales for Bertucci’s for fiscal 2002 increased by 8.1% or $12.2 million as compared to fiscal 2001 due to seven new restaurants and a 5.8% increase in comparable restaurant sales, partially offset by two restaurant closings in 2001 and one restaurant closing in 2002.  Comparable Bertucci’s restaurant dine-in guest counts increased over fiscal 2001 by 3.8%.  Bertucci’s comparable restaurant dine-in sales increased 6.7% while comparable Bertucci’s restaurant carry-out and delivery sales increased 2.7% for fiscal 2002.  The Company believes that the majority of the comparable sales increases have been a result of increased guest visits combined with a shift in menu mix and an approximate 1.0% price increase in April 2002.

Cost of Sales.  Cost of sales decreased by approximately $9.2 million, or 20.5%, to $35.7 million during fiscal 2002 from $44.9 million during fiscal 2001.  The decrease was due to the Brinker Sale.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.0% during fiscal 2002 from 24.0% during fiscal 2001.  The change was primarily due to the Brinker Sale as Brinker Concept Restaurants ran a higher cost of sales than Bertucci’s restaurants.  After removing the impact of the Brinker Sale, cost of sales for the Bertucci’s restaurants increased by $1.1 million, or 3.3%, to $35.7 million during fiscal 2002 from $34.5 million during fiscal 2001.  Expressed as a percentage of net sales, Bertucci’s cost of sales decreased to 22.0% during fiscal 2002 from the pro forma cost of sales rate of 23.0% during fiscal 2001.  The Company believes that management efficiency, sound purchasing practices and lower cost of ingredients combined to effectuate the favorable change in Bertucci’s cost of sales percentage.

Operating Expenses. Operating expenses decreased by $15.4 million, or 13.8%, to $96.4 million during fiscal 2002 from $111.8 million during fiscal 2001.  The dollar decrease was primarily due to the Brinker Sale.  Expressed as a percentage of net sales, operating expenses decreased to 59.4% in fiscal 2002 from 59.9% during fiscal 2001. After eliminating the impact of the Brinker Sale, operating expenses increased by $6.3 million, or 6.9%, to $96.4 million during fiscal 2002 from $90.1 million during fiscal 2001.  Expressed as a percentage of net sales, operating expenses for Bertucci’s decreased to 59.4% in fiscal 2002 compared to the pro forma operating expense rate of 60.1% in fiscal 2001.  The dollar increases are primarily due to a net increase in restaurants open during the year as well as overall higher advertising expenses, increased labor costs from new restaurant inefficiencies and higher insurance costs partially offset by reduced utility expenses.  The pro forma percent decrease is primarily due to favorable changes in labor, supplies and occupancy costs in relation to net sales partially offset by increased advertising and insurance expenses.

General and Administrative Expenses. General and administrative expenses decreased by $424,000, or 3.4% to $12.1 million during fiscal 2002 from $12.5 million during fiscal 2001.  Expressed as a percentage of net sales, general and administrative expenses increased to 7.5% in fiscal 2002 from 6.7% during fiscal 2001.  The dollar decrease was primarily due to staff reduction as a result of the Brinker Sale and, to a lesser degree, reduced corporate office rent due to the Company’s move to a smaller facility in August 2001 partially offset by higher recruiting and training costs for new restaurant managers. The percentage increase is a result of unfavorable leverage of the sales reduction due to the Brinker Sale combined with higher new restaurant management recruiting and training costs.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $2.4 million or 18.3%, to $10.7 million during fiscal 2002 from $13.1 million during fiscal 2001.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses decreased to 6.6% in fiscal 2002 from 7.0% during fiscal 2001.  The dollar decrease was primarily due to the elimination of goodwill amortization resulting from the Company's adoption of SFAS No. 142 as discussed in Note 4 to the Consolidated Financial Statements and, to a lesser extent, the Brinker Sale.  The percentage decrease resulted from the elimination of goodwill amortization partially offset by unfavorable leverage of the sales reduction due to the Brinker Sale.

Interest Expense.  Interest expense decreased by approximately $1.8 million to $9.6 million during fiscal 2002 from $11.4 million during fiscal 2001.  The decrease was due to: a) The Brinker Sale, as $40.9 million of mortgage indebtedness was assumed by Brinker; b) $14.7 million of Senior Notes were retired in July 2001 by using a portion of the proceeds of the Brinker Sale partially offset by c) a reduction in interest income as a result of reduced investments combined with lower market interest rates.

Income Taxes. The current year tax provision of $2.7 million resulted primarily from the recognition of a valuation allowance against deferred tax assets of $4.1 million. The future tax benefits which gave rise to the original recognition of a deferred tax asset remain statutorily available to the Company. The provisions of SFAS No. 109 require the Company to consider both negative and positive evidence in determining if a valuation allowance is required. The Company’s 2001 results were favorably impacted by the Brinker Sale and without it the Company would have recorded a pre-tax loss. Thus, the Company has an historical trend of recurring pre-tax losses since 1998 excluding the Brinker Sale.  The current year’s loss and the Company’s current plan for continued development of Company owned restaurants will burden pre-tax profits because of the recognition of preopening costs and initial year inefficiencies associated with new restaurants. As a result, Management decided to record a valuation allowance for the remaining value of deferred tax assets in 2002.

Year Ended January 2, 2002 Compared to Year Ended January 3, 2001

Net Sales.  Net sales decreased $98.3 million, or 34.5%, to $186.6 million in fiscal 2001 from $284.9 million in fiscal 2000.  Most of the decrease was attributable to the Brinker Sale.  That was offset by a 2.2% sales increase for the 71 comparable Bertucci’s restaurants and the addition of four new Bertucci’s restaurants.The Company also closed two restaurants in fiscal 2001, one at the end of the third quarter at its lease expiration and one at year end due to the landlord exercising the right of recapture as provided in the lease.

Cost of Sales.  Cost of sales decreased by $29.4 million, or 39.6%, to $44.9 million in fiscal 2001 from $74.3 million in fiscal 2000.  The primary reason for the dollar decrease was the Brinker Sale.  Expressed as a percentage of net sales, cost of sales decreased by 2.1% to 24.0% in fiscal 2001 from 26.1% in fiscal 2000.  The Company believes the decrease in both dollar and percent resulted from several factors.  First, Bertucci’s continued to develop a theoretical food cost system which allowed management to pinpoint and control costs.  Second, product costs showed favorable movement against 2000 due to a combination of purchasing practices (specifically poultry, flour, oils and produce) and favorable market conditions.  Third, price increases and new menu offering further drove down cost percentages.  Fourth, the Brinker Sale helped improve cost of sales, due to the fact that the Brinker Concept restaurants had a higher cost of sales ratio.

Operating Expenses.  Operating expenses decreased by $50.3 million, or 31.0%, to $111.8 million in fiscal 2001 from $162.1 million in fiscal 2000.  Expressed as a percentage of net sales, operating expenses increased to 59.9% in fiscal 2001 from 56.9% in fiscal 2000.  The dollar decrease was primarily attributable to the Brinker Sale.  The percentage increase was due in part to improved efficiency in the Bertucci’s restaurants, primarily labor and advertising costs, as well as improved leverage over fixed expenses.

General and Administrative Expenses.  General and administrative expenses decreased $3.8 million, or 23.5%, to $12.5 million in fiscal 2001 from $16.4 million in fiscal 2000.  Expressed as a percentage of net sales, general and administrative expenses increased to 6.7% in fiscal 2001 versus 5.8% in fiscal 2000.  The dollar decrease was primarily due to the Brinker Sale while the percent increase was a result of lower net sales from the sale of the Brinker Concept restaurants.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by $4.2 million, or 24.2%, to $13.1 million in fiscal 2001 from $17.3 million in fiscal 2000 due mainly to the Brinker Sale.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses increased to 7.0% in fiscal 2001 from 6.1% in fiscal 2000. Bertucci’s restaurants expenses were a higher percentage of sales than were the Brinker Concept restaurants.  Furthermore, Bertucci’s preopening expenses totaled $554,000 for 2001 compared to none in 2000.

Closed Restaurants Charge. As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company recorded a charge of approximately $4.2 million to provide for estimated lease commitments and certain exit costs on closed restaurants.

Asset Impairment Charge. As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company recorded a charge of approximately $1.8 million to recognize the estimated impaired value of assets at four restaurant locations.

Interest Expense.  Interest expense decreased $4.5 million, or 28.2%, to $11.4 million in fiscal 2001 from $15.8 million in fiscal 2000.  This decrease was attributable to the assumption of Franchise Finance Corporation of America (“FFCA”) Loans by Brinker as a result of the Brinker Sale and the retirement of $14.7 million of Senior Notes.  Interest was approximately $10 million on the Senior Notes, $1.1 million on the FFCA Loans and $100,000 from the Company’s line of credit during fiscal 2001, offset by interest income of $750,000.  Interest income increased by $675,000 in fiscal 2001 versus 2000 due to availability of excess cash from the Brinker Sale.

Income Tax Provision.  In fiscal 2001, the Company recorded a provision for income taxes of $10.2 million, a rate of 43%, primarily due to the $36.9 million gain on the Brinker Sale.

Liquidity and Capital Resources

The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow, bank and mortgage borrowings, the sale of the Senior Notes and the sale of Common Stock.

Future capital and working capital needs are expected to be funded from operating cash flow and planned sale-leaseback transactions. If the Company fails to obtain the proceeds from the planned sale-leaseback transactions, it may not be able to fund its planned growth.

Net cash flows from operating activities were $8.2 million for fiscal 2002 as compared to $4.3 million for fiscal 2001. Cash from operations includes a $3.5 million tax refund. These funds, plus the $23.2 million of cash on hand at the beginning of fiscal 2002, allowed the Company to fund capital expenditures totaling $17.2 million, increase restricted cash supporting outstanding letters of credit by $1.4 million, and still have $13.1 million in cash on hand at January 1, 2003.

As of January 1, 2003, the Company had $85.3 million in consolidated indebtedness, all pursuant to the Senior Notes. The Senior Notes contain no financial covenants and the Company is in compliance with all non-financial covenants as of January 1, 2003.  The Company believes the cash flow generated from its operations, current cash on hand, and a planned sale-leaseback transaction of approximately $7 million relating to three restaurants owned by the Company expected to close in the first half of 2003, should be sufficient to fund its debt service requirements, lease obligations, expected capital expenditures and other operating expenses through 2003.  Beyond 2003, the Company expects to be able to service its debt, but the lack of short term borrowing availability may impede growth.

The Company’s capital expenditures were $17.2 million, $12.3 million and $14.2 million, for fiscal 2002, 2001 and 2000, respectively.  In fiscal 2002, capital expenditures for corporate needs and remodeling and upgrading facilities in existing restaurants were approximately $7.6 million.  The remaining $9.6 million of the capital spending was directly associated with new restaurant development.  The Company expects to open ten to fifteen Bertucci’s restaurants in 2003, requiring new restaurant capital of $13.8 to $20.8 million. The Company may not be able to achieve its growth plans if it does not obtain the proceeds of the planned sale-leaseback transactions.

The Senior Notes bear interest at the rate of 10 3/4% per annum, payable semi-annually on January 15 and July 15, with payments that commenced on January 15, 1999.  The Senior Notes are due in full on July 15, 2008.  From July 15, 2003 through July 15, 2006, the Company may, at its option, redeem any or all of the Senior Notes at face value, plus a declining premium, which begins at approximately 5%.  After July 15, 2006, the Senior Notes may be redeemed at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101%.  See Note 6 of Notes to Consolidated Financial Statements.

The Company is currently operating without a line of credit and is funding all of its growth, debt reductions and operating needs out of cash flows from operations and cash on hand.

The Company has established a $3.0 million (maximum) Letter of Credit Facility.  As of January 1, 2003, this facility is collateralized with $2.5 million of cash restricted from general use.  Letters of Credit totaling $2.5 million were outstanding on January 1, 2003.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

The table below depicts the Company's future Contractual Cash Obligations committed as of January 1, 2003.

	Payments Due by Period
	(Dollars in Thousands)
Contractual Obligations:	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$118,098	$13,660	$39,266	$20,321	$44,851
Senior Notes	85,310				85,310
Closed restaurant reserve	2,499	642	1,347	255	255
Total Contractual Cash Obligations	$205,907	$14,302	$40,613	$20,576	$130,416

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

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in Note 3 to the Company’s consolidated financial statements. The following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require significant judgment.

Property and Equipment

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets.  The useful lives of the assets are based upon the Company’s expectations for the period of time that the asset will be used to generate revenue.  The  Company  periodically reviews  the  assets  for  changes  in  circumstances which may impact their useful lives.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment when events or circumstances indicate it might be impaired. The Company  tests impairment  using  historical  cash flows  and  other  relevant  facts  and circumstances as the primary basis for its estimates of future cash  flows.  This  process  requires  the  use of estimates and  assumptions  which  are subject  to  a high degree of judgment. In addition, at least annually, the Company assesses the recoverability of goodwill and other intangible assets related to its restaurant concepts. These impairment tests  require  the Company  to  estimate  fair  values of its restaurant  concepts  by  making assumptions  regarding  future  cash flows  and  other  factors.  If these assumptions change in the future, the Company may be required to record impairment  charges  for  these assets.

Self-Insurance

The Company is self-insured for certain losses related to general liability, group health insurance, and workers’ compensation.  The Company maintains stop loss coverage with third party insurers to limit its total exposure.  The self-insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date.  The estimated liability is  not  discounted  and  is established based upon analysis of historical data and actuarial estimates, and  is  reviewed  by the Company on a quarterly basis to ensure  that  the liability  is  appropriate.  If actual trends, including the severity or frequency of claims, differ from the Company’s estimates, the Company’s financial results could be impacted.

Closed Restaurant Reserve

The Company remains primarily liable on approximately 15 leases for closed restaurants. Management reviews the specifics of each site on a quarterly basis to estimate the Company’s net remaining liability over the remaining lease term. Certain locations have subtenants in place while others remain vacant. Estimates must be made of future sublease income or lease assignment possibilities. If subtenants default on their subleases or projected future subtenants are not arranged, actual results could differ from the Company’s estimates, thereby impacting the Company’s financial results.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, Goodwill And Other Intangible Assets.  SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill and other indefinite-lived intangibles, and requires periodic (at least annual) evaluations of impairment of goodwill balances. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company eliminated annual goodwill amortization of $2.3 million beginning in 2002 and believes no goodwill impairment charge is necessary.

In June 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to all entities.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is currently evaluating the impact, if any, that adopting this statement will have on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121, but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment.  This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The adoption of this standard did not have a material impact on the Company’s fiscal position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections. Upon adoption of SFAS No. 145, gains and losses from extinguishment of debt will no longer be classified as extraordinary items, but rather will be classified as part of other income (expense) on the Company’s consolidated statement of operations. Any such gains or losses classified as extraordinary items in prior periods will be reclassified in future financial statement presentations upon the adoption of SFAS No. 145. The Company will adopt the provisions of SFAS No. 145 for all reporting periods subsequent to January 1, 2003.

In June 2002, the FASB issued SFAS No.  146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 eliminates the provisions of EITF No.  94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan.  SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No.  148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No.

148 is effective for fiscal years beginning after December 15, 2002. The disclosure requirements of SFAS No. 148 have been implemented as of January 1, 2003 and the interim reporting requirements will be adopted by the Company in the first quarter of 2003.  The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

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

Substantial Leverage; Potential Inability to Service Indebtedness.  As a result of the Acquisition, the Company is highly leveraged.  At the end of fiscal 2002, the Company’s aggregate outstanding indebtedness was $85.3 million, the Company’s shareholders’ equity was $13.9 million and the Company’s working deficit was $1.3 million.

The Company’s high degree of leverage could have important consequences, including but not limited to the following: (i) the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations and other purposes, including investments in development and capital spending; (iii) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (iv) the Company’s substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or in its business.  The Company’s ability to repay or to refinance its obligations with respect to its indebtedness will depend on its future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors, many of which are beyond the Company’s control.  These factors could include operating difficulties, increased operating costs, product pricing pressures, the response of competitors, regulatory developments, and delays in implementing strategic projects.  The Company’s ability to meet its debt service and other obligations may depend in significant part on the extent to which the Company can implement successfully its business strategy.  There can be no assurance that the Company will be able to implement its strategy fully or that the anticipated results of its strategy will be realized.

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

Dependence Upon Sale-Leaseback Transactions. If the Company fails to consummate the planned sale-leaseback transactions, the Company may be forced to reduce or delay capital expenditures, sell assets, or seek to obtain additional equity capital, or to refinance or restructure its debt. There can be no assurance that the Company's cash flow and capital resources will be sufficient for payment of principal of, and premium, if any, and interest on, its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations.

Restrictive Debt Covenants.  The Indenture for the Senior Notes imposes significant operating and financial restrictions on the Company and its subsidiaries.  Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, sell certain assets, enter into certain transactions with affiliates, or engage in certain mergers or consolidations involving the Company.  A failure by the Company to comply with the restrictions could lead to a default under the terms of the Indenture.  In the event of a default, the lender could elect to declare all amounts borrowed pursuant thereto, and all amounts due may be, immediately due and payable, together with accrued and unpaid interest.  In such event, there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment.  Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company.

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

The Company obtains approximately 75% to 80% of its supplies through a single vendor pursuant to a contract for delivery and distribution, with the vendor charging fixed mark-ups over prevailing wholesale prices.  The Company has a five-year contract with this vendor which expires in 2007 and is otherwise terminable by either party upon 120 days’ prior notice.  The Company believes that it would be able to replace any vendor if it were required to do so, however, any disruption in supply from vendors or the Company’s inability to replace vendors, when required, may have a material adverse effect on the Company.

Possible Adverse Impact of Economic, Regional and Other Business Conditions on the Company.  The Company’s business is sensitive to guests’ spending patterns, which in turn are subject to prevailing regional and national economic conditions such as interest rates, taxation and consumer confidence.  Most of the restaurants owned by the Company are located in the northeastern and Mid-Atlantic United States, with a large concentration in New England.  In addition, the Company anticipates substantially all restaurants to be opened in fiscal 2003 will be in states where the Company presently has operations or in contiguous states.  As a result, if the New England and/or Mid-Atlantic regions of the country suffer prolonged adverse economic conditions, this may have a material adverse effect on the Company.

Dependence Upon Key Personnel.  The Company’s business depends upon the efforts, abilities and expertise of its executive officers and other key employees.  The Company has no long-term employment contracts with, and does not maintain life insurance policies on any of its executive officers or key employees.  The loss of the services of certain of these executive officers or key employees or the inability to retain key personnel would have a material adverse effect on the Company.

Competition.  The restaurant industry is intensely competitive with respect to, among other things, price, service, location and food quality.  The Company competes with many well-established national, regional and locally-owned foodservice companies with substantially greater financial and other resources and longer operating histories than the Company, which, among other things, may better enable them to react to changes in the restaurant industry.  With respect to quality and cost of food, size of food portions, decor and quality service, the Company competes with casual dining, family-style restaurants offering eat-in and take-out menus, including Applebee’s International, Inc., TGI Friday’s Inc., Ruby Tuesday Inc., Uno Restaurant Corporation and Olive Garden Restaurants.  As a result of the Brinker Sale, the Company also competes with Chili’s and, to a lesser extent, On the Border. Many of the Company’s restaurants are located in areas of high concentration of such restaurants.  Among other things, the Company also vies with all competitors in attracting guests, in obtaining premium locations for restaurants (including shopping malls and strip shopping centers) and in attracting and retaining employees.

Possible Adverse Impact of Government Regulation on the Company.  The restaurant business is subject to extensive federal, state and local laws and regulations relating to the development and operation of restaurants, including those concerning alcoholic beverage sales, preparation and sale of food, relationships with employees (including minimum wage requirements, overtime and working conditions and citizenship requirements), land use, zoning and building codes, as well as other health, sanitation, safety and environmental matters.  Compliance with such laws and regulations, or the loss or failure to obtain licenses under these laws and regulations, can impede the operations of existing Company restaurants and may delay or preclude construction and completion of new Company restaurants.  The Company is subject in certain states to ‘‘dram-shop’’ statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.  In addition, the Company may also in certain jurisdictions be required to comply with regulations limiting smoking in restaurants.

Reliance on Information Systems.  The Company relies on various information systems to manage its operations and regularly makes investments to upgrade, enhance or replace such systems.  Any disruption affecting the Company’s information systems could have a material adverse effect on the Company.

Franchising.  The Company has no experience in franchising restaurants and there can be no assurance that the Company will be able to successfully locate and attract suitable franchisees or that such franchisees will have the business abilities or sufficient access to capital to open and operate restaurants in a manner consistent with the Company’s concept and standards or in compliance with franchise agreements. The success of the Company’s franchising program will also be dependent upon certain other factors, certain of which are not within the control of the Company or its franchisees, including the availability of suitable sites on acceptable lease or purchase terms, permitting and regulatory compliance and general economic and business conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

The Company has no exposure to specific risks related to derivatives or other “hedging” types of financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Part IV, Item 15 in this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 2, 2002 the Company’s Board of Directors decided to no longer engage Arthur Andersen LLP (“Andersen”) as the Company’s independent auditors and engaged Deloitte & Touche LLP to serve as the Company’s independent auditors for the fiscal year 2002.

Andersen’s reports on the Company’s consolidated financial statements for each of the years ended January 2, 2002 and January 3, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended January 2, 2002 and January 3, 2001 and through May 2, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company’s consolidated financial statements for such years. There were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.

The Company provided Andersen with a copy of the foregoing disclosures. A letter from Andersen dated May 6, 2002 and addressed to the Securities and Exchange Commission (“SEC”) is included as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2002 and states Andersen agrees with such disclosure.

During the years ended January 2, 2002 and January 3, 2001 and through May 2, 2002, the Company did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter that was either the subject of a disagreement (as defined in Item 304 (a)(1)(iv) of Regulation S-K) or a reportable event (as described in 304 (a)(1)(v) of Regulation S-K).

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers and directors of the Company at the time of this filing:

Name	Age	Position
Benjamin R. Jacobson	58	Chairman of the Board of Directors, Chief Executive Officer and Treasurer
Raymond P. Barbrick	50	President, Chief Operating Officer and Director
Kurt J. Schnaubelt	39	Senior Vice President – Finance and Administration, Chief Financial Officer
Paul J. Seidman	46	Senior Vice President – Marketing and Product Development
Irene E. Cook	44	Vice President – Training
Rosario Del Nero	48	Vice President
Mark S. Eason	46	Vice President – Restaurant Operations
Lewis P. Holt	49	Vice President – Construction
Gregory A. Pastore	38	Vice President – Development & General Counsel
James D. Lux	37	Vice President – Information Technology
Stephen F. Mandel, Jr.	47	Director
James J. Morgan	60	Director
James R. Parish	56	Director
Stephen R. Karp	63	Director
Stephen V. Clark	49	Director

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

Raymond P. Barbrick.   Mr. Barbrick has been employed in the restaurant industry for 31 years and has served as President, Chief Operating Officer of the Company since December 2001. Further, he has been a Director of the Company since January 2001. He was the Chief Operating Officer from November 1999 through November 2001. Prior to that, he served as the Company’s Vice President of Operations for the Brinker Concept Restaurants from January 1998 until October 1999 and was  the Senior Director of Operations from 1992 through 1997, with responsibility for all of the Company’s Chili’s restaurants in Connecticut and western Massachusetts.  Prior to joining the Company, Mr. Barbrick was employed by Back Bay Restaurant Group, where he held the position of regional director of operations from 1989 to 1992.

Kurt J. Schnaubelt.  Mr. Schnaubelt has been employed in the restaurant industry for 23 years.  He had served as the Company’s Director of Financial Reporting, Planning and Analysis from January 1999 until March 2002 when he was promoted to Senior Vice President – Finance and Administration.  He was promoted to Chief Financial Officer in May 2002. His responsibilities include all accounting, finance, reporting, planning and analysis functions as well as risk management and information technologies.  Mr. Schnaubelt has held several other positions in the Company including Assistant Controller, Accounting Manager and Restaurant Manager.  His other experience includes serving as the Controller for Quikava, a double drive through coffee and specialty beverage concept located in New England.  Mr. Schnaubelt is a Certified Management Accountant and a Certified Financial Manager.

Paul J. Seidman.      Mr. Seidman has been employed in the restaurant industry for 29 years and has served as the Company’s Senior Vice President – Marketing and Product Development since May 2002. Mr. Seidman’s responsibilities include all marketing and advertising programs as well as leading the menu and product development team. Mr. Seidman previously served as Senior Vice President - Food & Beverage and Procurement from January 1998 through May 2002 and has been employed by the Company since 1996.  He has held numerous positions in the industry, most recently as Vice President of Food & Beverage and Corporate Executive Chef for the Bayport Restaurant Group.

Irene E. Cook.  Ms. Cook has been employed in the restaurant industry for 26 years.  She had served the Company as Senior Director of Training from 1993 until her promotion to Vice President - Training in October 2000.  Ms. Cook’s responsibilities include design and delivery of all training including new restaurant openings, management development, adherence to state mandated education requirements (foodservice safety and sanitation, alcohol service training, etc.) and recruiting.  Prior to joining the Company, Ms. Cook held several positions within the industry including Director of Franchise Operations and Training for Boston Market.

Rosario Del Nero.  Mr. Del Nero has been employed in the restaurant industry for 18 years.  He has served as Corporate Executive Chef for Bertucci’s since 1992 and was promoted to a Vice President of the Company in January 2000.  His responsibilities include product development and documentation.  His knowledge of language, food and cuisine, especially those of the Mediterranean, provide for a foundation of authenticity.  Mr. Del Nero’s previous industry experience, both in the United States and abroad, includes positions as independent restaurateur, culinary arts instructor and food consultant to restaurants and manufacturers.

Mark S. Eason   Mr. Eason has been employed in the restaurant industry for over 18 years and currently serves as the Company’s Vice President – Restaurant Operations.  Mr. Eason joined Bertucci’s in 1999 as a Regional Vice President and was promoted to his current position in November 2001. Mr. Eason is responsible for all aspect of operations for the Company’s restaurants including the quality of product execution and service, cost control and staffing. From 1991 to 1999, Mr. Eason held various positions in restaurant operations with Lone Star Steakhouse & Saloon, Inc., lastly as Regional Vice President. From 1985 to 1991, Mr. Eason was a General Manager and then Area Supervisor for the Steak & Ale Division of S & A Restaurant Corp.

Lewis P. Holt.   Mr. Holt has been employed in the restaurant industry for 25 years and currently serves as the Company’s Vice President - Construction.  Mr. Holt’s responsibilities include overseeing all phases of building and kitchen design, construction and permitting for all of the Company’s restaurants.  He is also responsible for overseeing the facilities in all restaurants including maintenance capital and renovations and remodeling.  Mr. Holt has served as Director of Construction for Legal Seafoods of Boston and he held construction and design positions for Pizzeria Uno restaurants.  Mr. Holt has been employed by the Company since 1992.

Gregory A. Pastore.   Mr. Pastore has served as the Company’s Vice President - Development, General Counsel and Secretary since April 1999.  His responsibilities include employee relations, restaurant and alternate venue development, and management of the Company’s corporate and legal affairs.  Prior to joining the Company in 1999, Mr. Pastore was affiliated with the Boston law firm of Hutchins, Wheeler & Dittmar, where his international practice concentrated on mergers and acquisitions, commercial real estate development and related financing.

James D. Lux.   Mr. Lux has been employed in the restaurant industry for 22 years and has served as the Company’s Vice President – Information Technology since December 2002.  Prior to that he served as the Director - Information Technology.  His responsibilities include technology strategy, implementation and support for both restaurant and corporate computer and telecommunications systems.  Prior to joining the Company in 2000, Mr. Lux was  District Operations Manager  with Micros, Inc. for the  New England region.  Additionally, Mr. Lux has held various operations positions in several restaurant companies including TGI Friday’s.

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

James R. Parish.   Mr. Parish has been employed in the restaurant industry for 28 years and has served as a director of the Company since July 1998. From 1983 to 1991, Mr. Parish served as Executive Vice President and Chief Financial Officer of Chili’s Inc. (now named Brinker International, Inc.). Since 1991, Mr. Parish has served as Chief Executive Officer of Parish Partners, Inc.  From 1995 to 1996, Mr. Parish also served as Chief Executive

Officer of Sfuzzi, Inc., and as Chairman and Chief Executive Officer of Z’Tejas, Inc. from 1999 through January 2003.

Stephen R. Karp.   Mr. Karp is Chairman and CEO of New England Development, a leading developer of shopping centers and commercial property and has served as a director of the Company since April 2001.  He is a member of the Greater Boston Real Estate Board and the Urban Land Institute.  He is a past President and member of the Board of Trustees of the International Council of Shopping Centers.  He also serves as a trustee of the Belmont Hill School, Dana Farber Cancer Institute and the New England Aquarium and is Chairman of the Board of Trustees of Children’s Hospital.

Stephen V. Clark.   Mr. Clark has been the President and Chief Executive Officer of Taco Bueno, a quick service Mexican restaurant chain of over 120 stores, since June 2001 and has served as a director of the Company since April 2002.  He previously served as Taco Cabana Inc.’s Chief Executive Officer from November 1996 through June 2001 and was previously the President, Chief Operating Officer, and Director at Taco Cabana from April 1995 through November 1996.  Prior to that, Mr. Clark held various positions with Church’s Chicken, a division of America’s Favorite Chicken, over seventeen years, the last having been Senior Vice President and Concept General Manager.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation for the most current three fiscal years for the Company’s Chief Executive Officer and each of its four other most highly compensated executive officers (the Chief Executive Officer and such other officers, collectively, the ‘‘Named Executive Officers’’):

Summary Compensation Table

Name and Principal Position		Salary($)	Bonus($)	Other Annual Compensation ($) (*)	Securities Underlying Options (#)

Benjamin R. Jacobson	2002	—	—	5,119	224,599
Chairman of the Board, Chief Executive Officer	2001	—	—	13,221	224,599
	2000	—	—	—	149,599

Raymond P. Barbrick	2002	216,240	153,531	527	99,776
President, Chief Operating Officer	2001	202,181	152,155	9,500	89,776
	2000	171,731	133,382	8,400	44,776

Mark S. Eason	2002	150,577	106,910	8,400	19,666
Vice President Operations	2001	133,624	100,883	8,400	16,166
	2000	126,803	39,799	7,200	4,166

Paul J. Seidman	2002	146,154	87,819	8,400	42,360
Senior Vice President	2001	136,355	82,060	8,400	37,360
	2000	124,038	64,004	8,400	27,630

Kurt J. Schnaubelt	2002	125,721	75,535	6,588	17,000
Senior Vice President, Chief Financial Officer	2001	111,533	61,844	—	12,000
	2000	88,577	21,967	—	2,000

(*) - Includes auto lease payments and auto allowance paid by the Company.

Options Granted in Last Fiscal Year

The following table sets forth information concerning options granted during fiscal 2002 to each of the Named Executive Officers.

Name	Number of Securities Underlying Options Granted (a)	% of Total Granted in Fiscal 2002	Exercise Price (b)	Expiration Date	Potential Realizable Value at Assumed Annual Stock Price Appreciation for Option Term (c)
					5%	10%
Benjamin R. Jacobson	—	0.0%	$17.51	3/12/2012	$—	$—
Raymond P. Barbrick	10,000	40.8%	$17.51	3/12/2012	$285,200	$454,200
Mark S. Eason	2,500	10.2%	$17.51	3/12/2012	$71,300	$113,550
Paul J. Seidman	5,000	20.4%	$17.51	3/12/2012	$142,600	$227,100
Kurt J. Schnaubelt	5,000	20.4%	$17.51	3/12/2012	$142,600	$227,100

(a)               Each of the options granted becomes exercisable at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant.  Each of the options expires 10 years and 90 days from the date of the grant.  See ‘‘Stock Option and Other Plans for Employees—Stock Option Plan.’’

(b)              The exercise price was fixed at the date of the grant and represented the fair market value per share of common stock at the date of the Acquisition (July 21, 1998), and the exercise price was at or above the fair market value of the stock at the date of the grant.

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth information concerning options held at the fiscal year-end 2002 and the fiscal year-end value of unexercised options for each of the Named Executive Officers.

Name	Shares Acquired on Exercise	Value Realized	Number Of Securities Underlying At Fiscal Year-End Exerciseable/Unexercisable			Value Of Unexercised In-The-Money Options At Fiscal Year-End Exerciseable/ Unexerciseable (a)

Benjamin R. Jacobson	0	$0	118,349	/	106,250	$291,600	/	$0
Raymond P. Barbrick	0	0	47,224	/	52,552	$197,100	/	$240,600
Mark S. Eason	0	0	5,625	/	13,542	$13,500	/	$11,400
Paul J. Seidman	0	0	25,463	/	17,167	$121,400	/	$33,400
Kurt J. Schnaubelt	0	0	3,500	/	13,500	$8,300	/	$8,300

(a)               Based upon a price of $17.51.

Employment Agreements

Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board.  At the date of this filing, the Company is not party to any employment agreements with executive officers.

Stock Option and Other Plans for Employees

Stock Option Plan.On September 15, 1997, the Board of Directors of the Company established the 1997 Equity Incentive Plan, which includes a nonqualified stock option plan (the ‘‘Stock Option Plan’’), for certain key employees and directors.  The Stock Option Plan is administered by the Board of Directors of the Company and may be modified or amended by the Board of Directors in any respect.

Options granted to employees under the Stock Option Plan are generally exercisable cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant and options granted to directors thereunder are generally exercisable immediately upon grant.  Options granted under the Stock Option Plan to date expire 90 days following either the fifth or the tenth anniversary of the date of the grant.  Between September 15, 1997 and December 31, 1997, 331,123 options were granted at a price of $11.63 per share under the Stock Option Plan (of which 11,020 options have been exercised as of January 1, 2003).  In addition, between July 21, 1998 and October 19, 1998, 58,429 options were granted at a price of $17.51 per share under the Stock Option Plan.  None of the options granted since July 21, 1998 have been exercised as of January 1, 2003.  During 2000, a total of 199,750 options were granted, including 100,000 at a price of $17.51 per share plus 99,750 options at a price of $9.22 per share.  During 2001 and 2002, options totaling 332,500 and 26,000, respectively, were granted at a price of $17.51 per share.  On January 1, 2003, 97,451 shares of common stock were available for grants under the Stock Option Plan.

Management Incentive Plan.  Certain management employees of the Company, including district managers, managing partners (who are senior general managers), general managers and assistant managers are eligible, at the discretion of the Company, to participate in the Company’s management incentive plan that provides incentives and rewards for performance with bonus awards that reflect a percentage of each restaurant’s cash contribution.  Payments under the management incentive plan are payable monthly or in accordance with the then current payroll cycle of the Company.

Non-qualified Deferred Compensation Plan.  The Company had established the Bertucci’s Corporation Deferred Compensation Plan pursuant to which certain eligible executives of the Company were able to elect to defer a portion of their salary. The Company maintained an irrevocable grantor trust which had been established by the Company, as grantor, pursuant to The Merrill Lynch Non-qualified Deferred Compensation Plan Trust Agreement, dated December 21, 1993, by and between the Company and Merrill Lynch Trust Company of America, an Illinois corporation, as trustee, for the purpose of paying benefits under the Non-qualified Deferred Compensation Plan.

The trust assets were held separately from other funds of the Company, but remained subject to claims of the Company’s general creditors in the event of the Company’s insolvency.In January 2000, the Non-qualified Deferred Compensation Plan was terminated and the balances were paid to the participants.

During 1999, the Company established the Bertucci’s Corporation Executive Savings and Investment Plan to which highly compensated executives of the company may elect to defer a portion of their salary and (or) earned bonus.  The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 20, 1999.  The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under the Executive Savings and Investment Plan.

The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency.  As of January 1, 2003  there were 18 participants in the plan with a total market value of approximately $316,000.

401(k). The Company maintains the Bertucci’s 401(k) Plan, a defined contribution plan. Under the Bertucci’s 401(k) Plan, substantially all employees of the Company may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. The Company makes a matching contribution to the Bertucci’s 401(k) Plan that is allocated, based on a formula as defined by the Bertucci’s 401(k) Plan, to the Bertucci’s 401(k) Plan participants.  The Company has effectively terminated the NE Restaurant 401(k) Plan. As of May 1, 1999 all eligible participant balances were transferred to the Bertucci’s 401(k) Plan in order to consolidate the Plans after the Acquisition.  In connection with the termination of the NE Restaurant 401(k) Plan, all amounts became fully vested.  Matching contributions made by the Company for the years ended January 1, 2003, January 2, 2002, and January 3, 2001 were approximately $27,000, $31,000, and $138,000, respectively. Prior to the termination of the NE Restaurant 401(k) Plan, two officers of the Company were also the NE Restaurant 401(k) Plan’s trustees.

Employee Loans. In February 2002, the Company extended loans to 14 members of Management (including eight officers). The demand notes bear interest at 8% payable quarterly.  As of February 13, 2003 all demand notes were paid in full.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information at March 28, 2003, with respect to ownership of the Company’s common stock $0.01 par value per share (the ‘‘Company Common Stock’’), by (i) each beneficial owner of five percent or more of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group.  For the purpose of computing the percentage of the shares of Company Common Stock owned by each person or group listed in this table, shares which are subject to options exercisable within 60 days after March 15, 2003 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Company Common Stock owned by any other person.  Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Benjamin R. Jacobson(1)	953,076	30.77%
595 Madison Avenue
New York, New York 10022

Thomas R. Devlin(2)	315,160	10.57%
1313 North Webb Road
P.O. Box 782170
Wichita, Kansas 67206

Dennis D. Pedra(3)	230,605	7.73%

Stephen F. Mandel, Jr.(4)	132,195	4.43%

Raymond P. Barbrick(6)	78,461	2.59%

James J. Morgan(7)	48,833	1.64%

Paul J. Seidman(8)	41,562	1.38%

Stephen R. Karp(9)	20,866	*

James R. Parish(10)	14,422	*

Kurt J. Schnaubelt(11)	12,271	*

Mark S. Eason(12)	10,719	*

Stephen V. Clark	8,488	*

All directors and executive officers as a group (14 persons)(13)	1,395,152	43.05%

*                      Less than 1%.

(1)               Includes (a) 613,273 shares of Company Common Stock held by JPAF II, (b) 118,349 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above, and (c) 21,217 shares of Company Common Stock held by trusts for the benefit of Mr. Jacobson’s children, with respect to which a third party is trustee and has voting control.  JPAF, Inc., a Delaware corporation, is the general partner of JPAF II and Mr. Jacobson is president of JPAF, Inc. Mr. Jacobson is a general partner of Jacobson Partners, which is the sole shareholder of JPAF, Inc.  Mr. Jacobson disclaims beneficial ownership of the shares described (i) in clause (a) above, except to the extent of his general partnership interest in JPAF II, and (ii) in clause (c) above.

(2)               Includes 67,834 shares of Company Common Stock held by J.P. Acquisition Fund II, L.P., a Delaware limited partnership (‘‘JPAF II’’), representing Mr. Devlin’s pro rata interest as a limited partner of JPAF II.

(3)               Includes 33,000 shares of Company Common Stock held by trusts for the benefit of Mr. Pedra’s children, with respect to which Mr. Pedra’s sister is trustee and has sole voting control.  Mr. Pedra disclaims beneficial ownership of all such shares.

(4)               Includes (a) 3,889 shares of Company Common held by Lone Spruce, L.P., (b) 9,885 shares of Company Common Stock held by Lone Balsam, L.P. (c) 9,617 shares of Company Common Stock held by Lone Sequoia, L.P., (d) 105,804 shares of Company Common Stock held by Lone Cypress, Ltd., and (e) 3,000 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above. Each of Lone Spruce, L.P., Lone Balsam, L.P. and Lone Sequoia, L.P., is a Delaware limited partnership of which Lone Pine Associates LLC is the general partner.  Mr. Mandel is the managing member of Lone Pine

Associates LLC.  Lone Cypress Ltd. is a Cayman Islands company of which Lone Pine Capital LLC is the investment manager.  Mr. Mandel is the managing member of Lone Pine  Capital LLC.  Mr. Mandel disclaims beneficial ownership of all such shares.

(5)               Not used.

(6)               Includes 47,224 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

(7)               Includes 8,482 shares of Company Common Stock held by JPAF II, representing Mr. Morgan’s pro rata interest as a limited partner of JPAF II.

(8)               Includes 25,463 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

(9)               Includes 20,866 shares of Company Common Stock held by trusts for the benefit of Mr. Karp’s children, with respect to which a third party is trustee and has voting control.  Mr. Karp disclaims beneficial ownership of all such shares.

(10)         Includes 3,000 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

(11)         Includes 3,500 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

(12)         Includes 5,625 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

(13)         Includes 262,000 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

Shareholders Agreement

The Company and the current shareholders of the Company are parties to a Stockholders’ Agreement, dated as of March 14, 2000 (the ‘‘Shareholders Agreement’’).

The Shareholders Agreement provides, among other things, that (i) a shareholder may not transfer his or its shares in the Company, whether voluntarily or by operation of law, other than in certain limited circumstances specified therein, including transfers through a right of first refusal procedure, distributions by certain legal entities to the constituents of such entities (i.e. a partnership to its partners), transfers by will or intestate succession, transfers to an affiliate of a shareholder or to another shareholder, if approved by the Board, transfers to family members or trusts for their benefit, and any transfer unanimously approved by the Board, (ii) the Company shall have the option to purchase the shares of any shareholder who is an employee of the Company following the termination of such shareholder’s employment with the Company for any reason at a purchase price equal to the fair market value  or original purchase price depending upon the reason for such termination, (iii) the Company shall have the option to purchase the shares of any shareholder who is an employee of the Company following certain transfer events, including such shareholders’ bankruptcy or a court-ordered transfer of such shareholders stock, (iv) if the Company fails to exercise its option to purchase as described in the immediately preceding clause (iii), the remaining shareholders shall have the option to purchase the applicable shares, (v) in the event an employee shareholder leaves the Company due to death, disability or hardship or is terminated by the Company without cause, such shareholder shall have a one-time option to require the Company to purchase such shareholder’s shares at the greater of fair market value or the original purchase price, (vi) no transfer of shares may occur unless the transferee thereof agrees to be bound by the terms of the Shareholders Agreement and (vii) all share certificates shall bear customary legends and all share transfers must be in compliance with applicable securities laws.

Equity Compensation Plan Information

The Company maintains an equity compensation plan for employees, officers, directors and others whose efforts contribute to its success.  The table below sets forth certain information as our fiscal year ended January 1, 2003 regarding the shares of the Company’s Common Stock available for grant or granted under the equity compensation plan that (i) were approved by Company stockholders; and (ii) were not approved by Company stockholders (none).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	652,549	$15.44	97,451
Equity compensation plans not approved by security holders (none)	—	—	—
Total	652,549	$15.44	97,451

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Benjamin R. Jacobson, Chairman of the Board of Directors, Chief Executive Officer, and Treasurer is the Managing Partner of Jacobson Partners Limited Partnership (“Jacobson Partners”).  Jacobson Partners was paid consulting fees and reimbursed for certain travel and other incidental expenses in consideration of certain financial advisory service provided.  The amount paid to Jacobson Partners for financial consulting fees was $250,000 the fiscal year ended January 1, 2003.  In connection with the Acquisition the Company entered into a financial advisory services agreement with Jacobson Partners.

Under this

agreement, Jacobson Partners provides various financial advisory services to the Company, including, among other things, assistance in preparing internal budgets, performing cash management activities, maintaining and improving accounting and other management information systems, negotiating financing arrangements, complying with public reporting and disclosure requirements and communicating with creditors and investors.  The Company believes the financial advisory services agreement was made on terms that are no less favorable to the Company than those that could be obtained from an unrelated party.  Jacobson Partners is the sole shareholder of the corporate general partner of JPAF II, which owns approximately 20.6% of the outstanding common stock of the Company.

During 1999, the Company established the Bertucci’s Corporation, Inc. Executive Savings and Investment Plan to which highly compensated executives of the Company may elect to defer a portion of their salary and (or) earned bonus. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments non-qualified deferred compensation plan trust agreement, dated September 20, 1999.  The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under non-qualified deferred compensation plan.

The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency. As of January 1, 2003, there were 18 participants in the plan with a total market value of approximately $316,000.

In February 2002, the Company extended loans to 14 members of Management (including eight officers).  The demand notes bear interest at 8%, payable quarterly.  As of February 13, 2003 all demand notes were paid in full.

ITEM 14. CONTROLS AND PROCEDURES

As of January 1, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2003.  There have been no significant changes in the Company’s internal controls and procedures or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Company's last evaluation of its internal controls and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

Independent Auditors' Report.

Consolidated Balance Sheets as of January 1, 2003 and January 2, 2002.

Consolidated Statements of Operations for the years ended January 1, 2003, January 2, 2002, and January 3, 2001.

Consolidated Statements of Stockholders’ Equity for the years ended January 1, 2003, January 2, 2002, and January 3, 2001.

Consolidated Statements of Cash Flows for the years ended January 1, 2003, January 2, 2002, and January 3, 2001.

Notes to Consolidated Financial Statements.

(2) Exhibit Index

(b)	Reports on Form 8-K:

(1) The Company did not file any Current Reports on Form 8-K during the last quarter for the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERTUCCI’S CORPORATIONBy:

By:	/s/ Benjamin R. Jacobson
Benjamin R. Jacobson, Chairman of the Board

Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Benjamin R. Jacobson	Chairman of the Board of Directors,	March 28, 2003
Benjamin R. Jacobson	Chief Executive Officer, Treasurer (Principal Executive Officer)

/s/ Raymond Barbrick	President, Chief Operating Officer and Director	March 28, 2003
Raymond Barbrick

/s/ Kurt J. Schnaubelt	Senior Vice President — Finance and	March 28, 2003
Kurt J. Schnaubelt	Administration (Chief Accounting Officer)

/s/ Stephen F. Mandel	Director	March 28, 2003
Stephen F. Mandel

/s/ James J. Morgan	Director	March 28, 2003
James J. Morgan

CERTIFICATION

I, Benjamin R. Jacobson, certify that:

1.                  I have reviewed this annual report on Form 10-K of Bertucci’s Corporation;

2.                  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.                  The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Company’s board of directors:

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.                  The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

	By:	/s/ Benjamin R. Jacobson
Benjamin R. Jacobson
Chairman of the Board of Directors
Chief Executive Officer, Treasurer
(Principal Executive Officer)

CERTIFICATION

I, Kurt J. Schnaubelt, certify that:

1.                  I have reviewed this annual report on Form 10-K of Bertucci’s Corporation;

2                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.                  The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Company’s board of directors:

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.                  The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

	By:	/s/ Kurt J. Schnaubelt
Kurt J. Schnaubelt
Chief Financial Officer,
Senior Vice President – Finance and Administration
(Chief Accounting Officer)

EXHIBIT LISTING AND INDEX

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of May 13, 1998 among Bertucci’s, Inc., NE Restaurant Company, Inc. (“NERCO”) and NERC Acquisition Corp.
3.1*	Certificate of Incorporation of NERCO.
3.2*	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 1, 1998.
3.3*	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 20, 1998.
3.4*	By-laws of NERCO.
3.5*	Articles of Incorporation of Bertucci’s of Baltimore County, Inc., as amended.
3.6*	Bylaws of Bertucci’s of Baltimore County, Inc.
3.7*	Articles of Incorporation of Bertucci’s of White Marsh, Inc.
3.8*	Bylaws of Bertucci’s of White Marsh, Inc.
3.9*	Articles of Incorporation of Bertucci’s of Columbia, Inc.
3.10*	Bylaws of Bertucci’s of Columbia, Inc.
3.11*	Articles of Incorporation of Bertucci’s of Anne Arundel County, Inc.
3.12*	Bylaws of Bertucci’s of Anne Arundel County, Inc.
3.13*	Articles of Incorporation of Bertucci’s of Bel Air, Inc.
3.14*	Bylaws of Bertucci’s of Bel Air, Inc.
3.15*	Articles of Organization of Sal & Vinnie’s Sicilian Steakhouse, Inc.
3.16*	By-Laws of Sal & Vinnie’s Sicilian Steakhouse, Inc.
3.17*	Articles of Organization of Berestco, Inc., as amended
3.18*	By-Laws of Berestco, Inc.
3.19*	Articles of Organization of Bertucci’s Restaurant Corp., as amended
3.20*	By-Laws of Bertucci’s Restaurant Corp.
3.21*	Articles of Organization of Bertucci’s, Inc., as amended
3.22*	By-Laws of Bertucci’s, Inc.
3.23*	Articles of Organization of Bertucci’s Securities Corporation
3.24*	By-Laws of Bertucci’s Securities Corporation
3.25****	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 16, 2001.
4.1*	Indenture, date July 20, 1998 between NERCO and United States Trust Company of New York (“U.S. Trust”) as Trustee (including the form of 10 ¾% Senior Note due July 15, 2008).
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

4.3*	Purchase Agreement, dated July 13, 1998 by and among NERCO, Chase Securities Inc. and BancBoston Securities Inc.
4.4*	Amendment No. 1 to the Purchase Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston Securities Inc. and the Guarantors
4.5*	Exchange and Registration rights Agreement, dated July 20, 1998 by and among NERCO, Chase Securities Inc. and BancBoston Securities Inc.
4.6*	Amendment No. 1 to Exchange and Registration Rights Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston Securities Inc. and the Guarantors.
4.7*	Form of Stockholders Agreement, dated as of December 31, 1993 between the stockholders of NERCO and NERCO.
4.8*	Form of Stockholders Agreement, dated September 15, 1997 by and among certain stockholders of NERCO and NERCO.

Exhibit No.	Description
4.9****	Form of Stockholders Agreement, dated March 14, 2000 by and among certain stockholders of NERCO and NERCO.
10.1*	1997 Equity Incentive Plan of NERCO, dated September 15, 1997 for certain key employees and directors of NERCO.
10.2*	Form of NE Restaurant Company, Inc. 401(k) profit Sharing Plan, dated January 1, 1996.
10.3*	Form of NE Restaurant Company Deferred Compensation Plan for certain eligible executives of NERCO.
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

10.6*	Amendment to the Pedra Employment Agreement, dated December 31, 1993.
10.7*	Amendment to the Hoagland Employment Agreement, dated December 31, 1993.
10.8*	Form of Chili’s Grill & Bar Restaurant Development Agreement, dated May 17, 1994 between Brinker International, Inc. and NERCO.
10.9*	On The Border Restaurant Development Agreement, dated June 23, 1997 between Brinker International, Inc. and NERCO (including form of Franchise Agreement) as amended
10.10*	Lease of Headquarters of the Company at 80A Turnpike Road, Westborough, Massachusetts, dated September 30, 1997, as amended on March 25, 1998.
10.11*	Form of Credit Agreement among BankBoston, N.A., Chase Bank of Texas, N.A. NERCO, the Guarantors and Bertucci’s of Montgomery County, Inc., dated as of July 21, 1998.
10.13*	Loan Agreement, dated August 6, 1997 by and between FFCA Acquisition Corporation and NERC Limited Partnership.
10.14*	First Amendment to Loan Agreement, dated August 6, 1997 by and between FFCA Acquisition Corporation and NERC Limited Partnership.
10.15*	Form of Promissory Note between FFCA Acquisition Corporation and NERC Limited Partnership.
10.18*	Form of Amendment to NE Restaurant Company, Inc. 401(k) Profit Sharing Plan, dated April 29, 1996.
10.19*	Form of Amendment of Chili’s Grill & Bar Restaurant Development Agreement, dated as of June 1, 1997 by and between Brinker International, Inc. and NE Restaurant Company, Inc.
10.20*	Form of Chili’s Grill & Bar Restaurant Franchise Agreement between Brinker International, Inc. and NE Restaurant Company, Inc.
10.21*	Financial Advisory Services Agreement, dated July 21, 1998 by and between the Company and Jacobson Partners.
10.22*	Loan Agreement, dated June 30, 1998 by and between FFCA Acquisition Corporation and NERC Limited Partnership II.
10.23*	Form of Promissory Note between FFCA Acquisition Corporation and NERC Limited Partnership II.
10.28**	Second Amendment to the On The Border Restaurant Development Agreement as of May 30, 1999 by and between Brinker International, Inc. and NERCO
10.29**	Primary Distribution Agreement dated as of May 13, 1999 by and between Maines Paper & Food Service, Inc. and NERCO
10.30**	NERCO Savings and Investment Plan dated as of April 29, 1999

Exhibit No.	Description
10.31**	NE Restaurant Company, Inc. Executive Savings and Investment Plan dated September 2, 1999
10.32**	Primary Distribution Agreement dated as of May 13, 1999 by and between Maines Paper & Food Service, Inc. and Bertucci’s Corporation
12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1****	Subsidiaries of Registrant.
99-1***	Asset Purchase and Sales Agreement dated November 20, 2000 and fully executed on April 12, 2001
99-2****	Letter to Commission Pursuant to Temporary Note 3T
99-3*****	Letter to Commission from Arthur Andersen LLP agreeing with disclosures in Form 8-K.

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

****    Filed as an Exhibit, with the same Exhibit number to Registrant’s annual report on form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

*****  Filed as an Exhibit, with the same Exhibit number to Registrant’s annual report on form 8-K filed with the Securities and Exchange Commission on May 8, 2002.

Independent Auditors' Report

To the Board of Directors of Bertucci’s Corporation:

We have audited the accompanying consolidated balance sheet of Bertucci’s Corporation and subsidiaries (“the Company”) as of January 1, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2002 financial statements based on our audit.  The financial statements as of January 2, 2002 and for each of the years in the two-year period then ended, before the inclusion of the disclosures discussed in Note 4 to the consolidated financial statements, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 22, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, on January 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”.

As discussed above, the financial statements of the Company as of January 2, 2002, and for the two years in the period then ended, were audited by other auditors who have ceased operations.  As described in Note 4, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142.  Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 and 2000 included (i) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying analysis obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts.  In our opinion, the disclosures for fiscal 2001 and 2000 in Note 4 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 17, 2003

This is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in these financial statements. The financial statements as of January 3, 2001 and for the year ended December 29, 1999 are not presented herein.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 22, 2002

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	January 1, 2003	January 2, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$13,133	$23,235
Restricted cash	2,468	1,013
Accounts receivable	1,733	1,033
Inventories	900	805
Prepaid expenses and other current assets	1,995	1,554
Total current assets	20,229	27,640

Property and Equipment, at cost:
Land	2,468	2,647
Buildings	6,671	6,624
Leasehold improvements	57,130	49,654
Furniture and equipment	36,660	29,058
	102,929	87,983
Less - Accumulated depreciation	(31,555)	(23,081)
	71,374	64,902
Construction work in process	1,830	139
Net property and equipment	73,204	65,041

Goodwill, net	26,127	26,127
Deferred finance costs, net	3,714	4,384
Liquor licenses	1,763	1,806
Deferred taxes, noncurrent	—	7,697
Other assets, net	385	102
TOTAL ASSETS	$125,422	$132,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,986	$8,808
Accrued expenses	13,532	14,459
Total current liabilities	21,518	23,267
Senior Notes	85,310	85,310
Other Long-Term Liabilities	4,706	5,194
Total liabilities	111,534	113,771
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock, $.01 par value Authorized - 8,000,000 shares Issued - 3,666,370 at January 1, 2003 and January 2, 2002	37	37
Less - Treasury shares of 687,415 at January 1, 2003 and January 2, 2002	(8,088)	(8,088)
Additional paid-in capital	29,004	29,004
Accumulated deficit	(7,065)	(1,927)
Total stockholders’ equity	13,888	19,026
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,422	$132,797

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except share and per share data)

	52 Weeks Ended January 1, 2003	52 Weeks Ended January 2, 2002	53 Weeks Ended January 3, 2001

Net sales	$162,319	$186,638	$284,933

Cost of sales and expenses
Cost of sales	35,667	44,855	74,266
Operating expenses	96,413	111,795	162,098
General and administrative expenses	12,124	12,548	16,392
Deferred rent, depreciation, amortization and preopening expenses	10,733	13,142	17,333
Closed restaurants charge	236	4,200	479
Asset impairment charge	—	1,800	—
Loss on abandonment of Sal & Vinnie’s	—	—	2,031
Cost of sales and expenses	155,173	188,340	272,599

Income (loss) from operations	7,146	(1,702)	12,334

Other income (expense)
Gain on Brinker Sale	—	36,932	—
Interest expense, net	(9,587)	(11,365)	(15,838)
Other (expense) income	(9,587)	25,567	(15,838)

(Loss) income before income tax provision (benefit) and extraordinary item	(2,441)	23,865	(3,504)

Income tax provision (benefit)	2,697	10,243	(115)

Net (loss) income before extraordinary item	(5,138)	13,622	(3,389)

Gain on retirement of Senior Notes, net of tax		1,338	—
Net (loss) income	$(5,138)	$14,960	$(3,389)

Basic (loss) income per share before extraordinary item	$(1.72)	$4.57	$(1.14)
Gain on retirement of Senior Notes, net of tax	—	0.45	—
Basic (loss) income per share	$(1.72)	$5.02	$(1.14)

Basic weighted average shares outstanding	2,978,955	2,978,955	2,981,414

Diluted (loss) income per share before extraordinary item	$(1.72)	$4.19	$(1.14)
Gain on retirement of Senior Notes, net of tax	—	0.41	—
Diluted (loss) income per share	$(1.72)	$4.60	$(1.14)

Diluted weighted average shares outstanding	2,978,955	3,252,605	2,981,414

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Treasury Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance December 29, 1999	3,666,370	$37	(679,748)	$(8,017)	$29,004	$(13,498)	$7,526

Net loss	—	—	—	—	—	(3,389)	(3,389)
Repurchase of 7,667 shares at $9.23 per share	—	—	(7,667)	(71)	—	—	(71)
Balance January 3, 2001	3,666,370	37	(687,415)	(8,088)	29,004	(16,887)	4,066

Net income	—	—	—	—	—	14,960	14,960
Balance January 2, 2002	3,666,370	37	(687,415)	(8,088)	29,004	(1,927)	19,026

Net loss	—	—	—	—	—	(5,138)	(5,138)
Balance January 1, 2003	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(7,065)	$13,888

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	52 Weeks Ended January 1, 2003	52 Weeks Ended January 2, 2002	53 Weeks Ended January 3, 2001

Cash Flows from Operating Activities
Net (loss) income	$(5,138)	$14,960	$(3,389)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on Brinker Sale, net of tax	—	(22,150)	—
Gain on Senior Notes retirement, net of tax	—	(1,338)	—
Gain on sale of property	(235)	—	—
Non-cash loss on abandonment of Sal & Vinnie’s	—	—	2,031
Closed restaurant charge	236	4,200	479
Asset impairment charge	—	1,800	—
Deferred rent, depreciation, and amortization	9,860	13,150	16,754
Deferred income taxes	7,697	4,187	245
Changes in operating assets and liabilities
Inventories	(95)	223	(157)
Prepaid expenses, receivables and other	(1,126)	1,211	(1,165)
Other accrued expenses	(1,131)	(4,210)	(3,663)
Income taxes payable	(1,149)	(8,392)	—
Accounts payable	(822)	(1,866)	16
Other operating assets and liabilities	75	2,551	(780)
Total adjustments	13,310	(10,634)	13,760

Net cash provided by operating activities	8,172	4,326	10,371

Cash Flows from Investing Activities
Additions to property and equipment	(17,215)	(12,261)	(14,191)
Land and liquor license sale proceeds	—	—	648
Proceeds from sale of restaurants and office	413	200	1,648
Franchise/development fees paid	—	—	(230)
Acquisition of liquor licenses	(17)	—	(65)
Net proceeds from Brinker Sale	—	36,325	—

Net cash (used in) provided by investing activities	(16,819)	24,264	(12,190)

Cash Flows from Financing Activities
Borrowings of mortgage loans	—	—	3,825
Repayments of mortgage loans	—	(422)	(1,819)
Cash collateral fundings for LOC facility	(1,455)	(1,013)	—
Repurchase of treasury shares	—	—	(71)
Principal payments under capital lease obligations	—	—	(93)
Senior Notes retirement	—	(11,522)	—

Net cash (used in) provided by financing activities	(1,455)	(12,957)	1,842

Net (decrease) increase in Cash	(10,102)	15,633	23
Cash, beginning of year	23,235	7,602	7,579
Cash, end of year	$13,133	$23,235	$7,602

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$9,052	$11,537	$10,437
Income taxes (refunded) paid	$(3,863)	$6,103	$129

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 1, 2003

(1)                                  ORGANIZATION AND OPERATIONS

Bertucci’s Corporation (the “Company”) (a Delaware corporation) was incorporated on January 1, 1994 as NE Restaurant Company, Inc., and formally changed its name to Bertucci’s Corporation on August 16, 2001.  The Company was formed to acquire and operate Chili’s Grill & Bar and On The Border restaurant franchises located in Massachusetts, New Hampshire, Maine, Vermont, Rhode Island, Connecticut and portions of New York. The Company developed and operated these restaurant franchises under franchise agreements with Brinker International, Inc., a publicly-owned company (“Brinker” or the “Franchisor”).  As of January 1, 2003, the Company owned and operated 80 full-service casual dining, Italian-style restaurants under the name Bertucci’s Brick Oven Pizzeria® located primarily in the Northeastern and Mid-Atlantic United States.

In July 1998, the Company completed its acquisition of Bertucci’s Inc. (“Bertucci’s”), a publicly owned restaurant company.  The Company had operated one Sal & Vinnie’s Sicilian Steakhouse located in Massachusetts which was also part of the acquisition.  During 2000, the Company abandoned the restaurant in exchange for termination of its lease obligation and recorded an approximate $2.0 million loss on abandonment.

On April 12, 2001, the Company completed its sale of 40 Chili’s and seven On The Border restaurants to Brinker (the “Brinker Sale”).  Total consideration, subject to closing adjustments, was $93.5 million. Brinker acquired the inventory, facilities, equipment, management teams associated with these restaurants, as well as the four Chili’s restaurants then under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.

In October 2001, the Company formed Bertucci’s Franchise Corp., a Delaware corporation, for the purpose of selling development and licensing rights to investors wishing to operate Bertucci’s restaurants.  Bertucci’s Franchise Corp. is a wholly owned subsidiary of the Company.  For the year ended January 1, 2003, Bertucci’s Franchise Corp. has incurred organization expenses, which have been expensed,  but has not sold any development or licensing rights.

Fiscal Year End

The Company’s fiscal year is the 52 or 53-week period ended on the Wednesday closest to December 31st.  Fiscal year 2000 presented consists of 53 weeks while each of the other years presented consists of 52 weeks.

(2)                                  ACQUISITION AND BRINKER SALE

On July 21, 1998, the Company, through a wholly owned subsidiary, NE Restaurant Acquisition Corp., completed its acquisition of Bertucci’s pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998 (the “Acquisition”).  The Company purchased all of the issued and outstanding shares of Bertucci’s common stock at a price of $10.50 per share.  The total purchase price was approximately $89.4 million.  NE Restaurant Acquisition Corp. had no operations prior to the acquisition and was subsequently merged into the Company.  In connection with the Acquisition, the Company sold $100 million principal amount of 10¾% Senior Notes due July 15, 2008.  The net proceeds along with equity financing of approximately $29.0 million were used to consummate the Acquisition, repay certain outstanding indebtedness of the Company and Bertucci’s and pay fees and expenses incurred in connection with the financing and the Acquisition.

The purchase price, including expenses related to the Acquisition has been allocated to assets and liabilities based on estimated fair market values on July 21, 1998.  The difference between the purchase price and the net assets acquired of $34 million has been recorded as goodwill.

On April 12, 2001, the Company completed the Brinker Sale.  Total consideration was $93.5 million. Brinker acquired the inventory, facilities, equipment, management teams associated with 40 Chili's and seven On The Border restaurants, as well as the four Chili’s restaurants then under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.

The assets Brinker purchased and liabilities assumed from the Company are detailed in the table below (dollars in thousands).

Assets and Liabilities
Cash	$530
Inventory	857
Property and equipment:
Land & land rights	5,219
Buildings	5,978
Leasehold improvements	39,032
Furniture and equipment	25,655
Accumulated depreciation	(23,252)
Construction work in process	714
Net property and equipment	53,346

Liquor licenses	1,208
TOTAL ASSETS	55,941

Mortgage loans - total including current portion	40,895

NET ASSETS	$15,046

Assets Held for Sale

The acquisition of Bertucci’s included 90 Bertucci’s restaurants and one Sal & Vinnie’s restaurant.

The Company sold the former Bertucci’s headquarters located in Wakefield, Massachusetts, and closed the Bertucci’s test kitchen restaurant located in the former Bertucci’s headquarters.  The Company also closed 17 other under-performing Bertucci’s restaurants.  The assets related to these locations, which are primarily property and equipment, had been assigned a value of approximately $6.6 million in 1999 based on estimated sale proceeds. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell. For the year ended January 3, 2001 and from the date of the Acquisition through January 3, 2001, these locations had combined net sales of approximately $418,000 and $22.1 million, respectively, and an approximate combined loss from operations of $31,000 and $2.2 million, respectively.  Any operating profit or loss related to these locations held for sale has been included in the consolidated statements of income through the date of closing, as the operating locations to be sold had not been identified at the date of the Acquisition.  As of January 3, 2001, all of these locations had been closed, including the former Bertucci’s headquarters.

As a result of the purchase accounting adjustment on the Acquisition, the Company accrued approximately $3.0 million related to closing these locations, consisting of estimated lease commitments beyond the closings and certain exit costs. During 2000, the Company accrued an additional $0.5 million of costs related to exiting the final four locations. During 2001 the Company accrued an additional $4.2 million of costs relating to net lease obligations and other exit costs remaining on the 15 units for which the Company is still primarily liable.  These amounts are included in the accompanying consolidated statements of operations as closed restaurant charges. It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases.  However, due to market conditions, the Company has been unable to sell, sublease or exit certain of these leases.  Additionally, in 2002, the Company closed one restaurant and recorded a charge of $236,000 primarily related to estimated lease termination costs.

Activity within the reserve was as follows:

	2002	2001	2000
Balance, beginning of year	$3,352	$774	$2,282
Additonal reserves charged to operations	236	4,200	479
Lease and related costs charged to reserve	(1,089)	(1,622)	(1,987)
Balance, end of year	$2,499	$3,352	$774

Current portion	$642	$667	$774
Noncurrent portion	1,857	2,685	—
	$2,499	$3,352	$774

(3)                                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company records revenue from the sale of food, beverage and alcohol when sales occur.  Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as income when redeemed by the holder.

Cash and Cash Equivalents

Cash and equivalents are comprised of demand and interest bearing accounts with original maturities of no more than sixty days.

Inventories

Inventories are carried at the lower of cost (first-in, first-out) or market value, and consist of the following (dollars in thousands):

	2002	2001

Food	$493	$508
Liquor	332	216
Supplies	75	81
Total inventory	$900	$805

Property and Equipment

Property and equipment are carried at cost.  The Company provides for depreciation and amortization using the straight-line method to charge the cost of properties and equipment to expense over the estimated useful lives of the assets.  The lives used are as follows:

Asset Classification	Estimated Useful Life

Buildings and building improvements	20-40 years
Leasehold improvements	Shorter of term of the lease (ranging between 10-20 years) or life of asset
Furniture and equipment	3-10 years

The Company evaluates property and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable.  An impairment is determined by comparing estimated undiscounted future operating cash flows for a restaurant to the carrying amount of its assets.  If an impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset.  In 2001, the Company recorded approximately $1.8 million of impairment charges related to four restaurant locations.  This impairment was charged to earnings and included in the accompanying consolidated statements of operations for 2001.

Capitalized Interest

The Company capitalizes interest costs (in leasehold improvements) based on new restaurant capital expenditures. Total interest costs incurred and amounts capitalized are as follows (dollars in thousands):

	2002	2001	2000

Total interest expense	$9,713	$11,489	$16,062
Less - Amount capitalized	126	124	224
Interest expense, net	$9,587	$11,365	$15,838

Self-Insurance

The Company is self-insured for certain losses related to general liability, group health insurance, and workers’ compensation.  The Company maintains stop loss coverage with third party insurers to limit its total exposure.  The self-insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date.  The estimated liability is  not  discounted  and  is established based upon analysis of historical data and estimates.

Accrued Expenses

Accrued expenses consisted of the following as of January 1, 2003 and January 2, 2002 (dollars in thousands):

	2002	2001

Accrued interest	$4,299	$4,324
Accrued payroll and related benefits	3,927	4,249
Unredeemed gift certificates	2,402	1,906
Other accrued liabilities	1,551	1,316
Store closing reserves, current portion	642	667
Accrued occupancy costs	581	648
Accrued advertising	83	153
Income taxes payable	47	1,196
TOTAL	$13,532	$14,459

Deferred Finance Costs

Underwriting, legal and other direct costs incurred in connection with the issuance of the Senior Notes have been capitalized and are being amortized into interest expense over the life of the related borrowings.  A pro rata portion of the amount capitalized was netted against the gain recorded on the retirement of certain Senior Notes in 2001.

Liquor Licenses

Transferable liquor licenses purchased are accounted for at the lower of cost or market and are not amortized. Annual renewal fees are expensed as incurred.

Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.The fair value of the Company’s senior notes loans based on quoted market prices for similar issues approximate the current carrying value.

Comprehensive Income

Comprehensive income is equal to net income as reported for all three fiscal years reported herein

Preopening Expenses

In accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, preopening costs are expensed as incurred. These costs include the training of new restaurant management teams; travel and lodging for both the training and opening unit management teams; and the food, beverage and supplies costs incurred to perform the training and testing of all equipment, concept systems and recipes.

Advertising

Advertising costs are expensed as incurred. Advertising costs were $5.3 million, $4.5 million, and $7.1 million in fiscal 2002, 2001, and 2000, respectively, and are included in operating expenses in the consolidated statements of operations.

Net Income Per Share

Basic earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share (only applicable to the fiscal year ended January 2, 2002), the basic weighted average number of shares is increased by the dilutive effect of stock options using the treasury stock method. For the fiscal years ended January 1, 2003 and January 3, 2001 options representing 652,549 and 451,251 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The company’s stock-based compensation plan is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	2002	2001	2000
Net income (loss), in thousands
As reported	$(5,138)	$14,960	$(3,389)
Pro Forma	$(5,282)	$14,775	$(3,563)

Basic income (loss) per share
As reported	$(1.72)	$5.02	$(1.14)
Pro Forma	$(1.77)	$4.96	$(1.20)

Diluted income (loss) per share
As reported	$(1.72)	$4.60	$(1.14)
Pro Forma	$(1.77)	$4.54	$(1.20)

Segment Reporting

In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 requires that a company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses are considered similar under the criteria. The Company believes it operates a single operating segment under the criteria of SFAS No. 131.

Accounting Pronouncements

In June 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to all entities.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS No. 143 is effective for the Company’s fiscal 2003. The Company is currently evaluating the impact, if any, that adopting this statement will have on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121, but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment.  This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.The adoption of this standard did not have a material impact on the Company’s fiscal position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections. Upon adoption of SFAS No. 145, gains and losses from extinguishment of debt will no longer be classified as extraordinary items, but rather will be classified as part of other income (expense) on the Company’s consolidated statement of operations. Any such gains or losses classified as extraordinary items in prior periods will be reclassified in future financial statement presentations upon the adoption of SFAS No. 145. The Company will adopt the provisions of SFAS No. 145 for all reporting periods subsequent to January 1, 2003.

In June 2002, the FASB issued SFAS No.  146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 eliminates the provisions of EITF No.  94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan.  SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No.  148, Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of SFAS No 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company will continue to account for stock-based compensation under APB No. 25, Accounting for Stock Issued to Employees. The annual disclosure requirements of SFAS No. 148 have been implemented as of January 1, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

Reclassification

Certain reclassifications have been made to prior year financial statements to make them consistent with the current year presentation.

Use of Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the reserve for closed restaurant locations and insurance reserves.  Actual results could differ from those estimates.

(4)                                  GOODWILL

On January 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually.  Accordingly, the Company ceased amortizing goodwill on January 3, 2002.  Amortization expense totaling $2,278,000 is recorded in the Consolidated Statement of Operations for each of the fiscal years 2001 and 2000.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001 and 2000, net loss and loss per share for the periods presented would have been as follows (in thousands, except per share amounts):

	52 Weeks Ended January 2 2002	53 Weeks Ended January 3, 2001
Reported net income (loss) before extraordinary item	$13,622	$(3,389)
Goodwill amortization	2,278	2,278
Adjusted net income (loss) before extraordinary item	$15,900	$(1,111)

Reported net income (loss)	$14,960	$(3,389)
Goodwill amortization	2,278	2,278
Adjusted net income (loss)	$17,238	$(1,111)

Basic income (loss) per share:
Reported income (loss) per share	$5.02	$(1.14)
Goodwill amortization	0.76	0.76
Adjusted basic income (loss) per share	$5.78	$(0.38)

Diluted income (loss) per share:
Reported income (loss) per share	$4.60	$(1.14)
Goodwill amortization	0.70	0.76
Adjusted diluted income (loss) per share	$5.30	$(0.38)

(5)                                  INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 Accounting for Income Taxes.  The components of the provision (benefit) for income taxes for the years ended January 1, 2003, January 2, 2002 and January 3, 2001 are as follows (dollars in thousands):

	2002	2001	2000
Current -
Federal	$(5,000)	$4,612	$(329)
State	—	2,399	(103)
	(5,000)	7,011	(432)
Deferred -
Federal	2,552	4,173	242
State	1,074	14	75
	3,626	4,187	317

Valuation allowance	4,071	—	—

Total provision (benefit) for income taxes	2,697	11,198	(115)
Provision for gain on retirement of Senior Notes	—	955	—
Provision (benefit) on continuing income (loss)	$2,697	$10,243	$(115)

A reconciliation of the amount computed by applying the statutory federal income tax rate of 35% to the (loss) income before income tax provision (benefit) and extraordinary item for the years ended January 1, 2003, and January 2, 2002, and 34% for the year ended January 3, 2001, respectively, is as follows (dollars in thousands):

	2002	2001	2000
Income tax (benefit) provision computed at federal statutory rate	$(855)	$8,144	$(1,191)
State taxes, including expired state benefits, net of federal benefit	(122)	1,728	599
FICA tax credit	(397)	(426)	(297)
Goodwill amortization	—	797	774
Valuation allowance	4,071	—	—
Income tax provision (benefit)	$2,697	$10,243	$(115)

Significant items giving rise to deferred tax assets and deferred tax liabilities at January 1, 2003 and January 2, 2002 are as follows (dollars in thousands):

	2002	2001
Deferred tax assets–
Store closing write downs and liabilities	$3,215	$3,751
Net operating loss and tax credit carryforwards	2,159	934
Deferred rent	1,144	951
Accrued expenses and other	448	476
Deferred and accrued compensation	260	463
Depreciation	—	1,638
	7,226	8,213
Deferred tax liabilities–
Liquor licenses	(442)	(516)
Depreciation	(2,713)	—
	(3,155)	(516)

Total net deferred tax assets	4,071	7,697
Valuation allowance	(4,071)	—
Carrying value of net deferred tax assets	$—	$7,697

The Company recorded a valuation allowance against deferred tax assets of $4.1 million in 2002. The future tax benefits which gave rise to the deferred tax asset remain statutorily available to the Company. The Company considered both negative and positive evidence in determining if a valuation allowance is required. The Company’s 2001 results were favorably impacted by the Brinker Sale and without it the Company would have recorded a pre-tax loss. The Company’s has an historical trend of recurring pre-tax losses since 1998 excluding the Brinker Sale. Based on the current year loss, the historical trend of losses excluding the Brinker Sale, and the Company’s fiscal 2003 plan, the Company concluded a valuation allowance for the net deferred tax asset should be provided for in 2002.

(6)                                  SENIOR NOTES PAYABLE

From 1997 through 2000, the Company entered into various loan agreements with the Franchise Finance Corporation of America (“FFCA”) which resulted in the issuance of promissory notes and mortgages collateralized by various Brinker Concept restaurants.  For the years ended January 2, 2002, and January 3, 2001 interest related to the FFCA loans was $1.3 and $3.9 million, respectively.  The loans were assumed by Brinker as a result of the Brinker Sale.

On July 13, 1998, the Company issued $100 million of 10 3/4% Notes due 2008. The net proceeds were $92.0 million, after expenses in connection with the offering. The proceeds were used to fund the purchase price of the acquisition of Bertucci’s, Inc. and its subsidiaries and, along with equity contributions, to repay outstanding bank debt. These Notes were exchanged for Senior Notes with the same terms pursuant to a registered exchange offer that was completed in November 1998. Interest on the Senior Notes is payable semi-annually on January 15 and July 15. After July 15, 2003, the Company may, at its option, redeem any or all of the Notes at face value, plus a premium of up to approximately 5% through July 15, 2006.  Thereafter, the Senior Notes may be redeemed at face value.  Under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101%. The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all of the Company’s subsidiaries. In July 2001, the Company retired $14.7 million of the Senior Notes with a portion of the proceeds from the Brinker Sale.  An extraordinary gain of $1.3 million, net of a $1.0 million tax liability was recorded which is depicted in the Consolidated Statement of Operations net.  The Senior Notes contain no financial covenants and the Company is in compliance with all non-financial covenants as of January 1, 2003.

The indenture governing the Senior Notes requires the use of proceeds from an asset sale within one year of the transaction date (April 12, 2002 for the Brinker Sale) and defines the acceptable uses, including repurchase of debt or investment in assets. The Company believes it has met the terms of the indenture for use of Brinker Sale proceeds.

(7)                                  COMMITMENTS AND CONTINGENCIES

Letter of Credit Facility

During July 2001, the Company established a $3.0 million (maximum) Letter of Credit Facility.  As of January 1, 2003, this facility is collateralized with $2.5 million of cash restricted from general use.  Letters of Credit totaling $2,462,000 were outstanding on January 1, 2003.

Operating Leases

The Company has entered into numerous lease arrangements, primarily for restaurant land, equipment and buildings, which are non-cancelable and expire on various dates through 2027.

Some operating leases contain rent escalation clauses whereby the rent payments increase over the term of the lease. Rent expense includes base rent amounts, percentage rent payable periodically, as defined in each lease, and rent expense accrued to recognize lease escalation provisions on a straight-line basis over the lease term. Rent expense recognized in operating expenses in the accompanying consolidated statements of income was approximately $11.4 million, $12.1 million, and $15.1 million for the years ended January 1, 2003, January 2, 2002, and January 3, 2001, respectively. The annual difference of accrued rent versus amounts paid is classified as deferred rent in the accompanying consolidated statements of operations and the cumulative difference is included in other long-term liabilities in the accompanying consolidated balance sheets. Certain leases require the payment of an additional amount, calculated as a percentage of annual sales, as defined in the lease agreement, which exceeds annual minimum rentals. The percentage rent factors generally range from 3% to 6% of sales. Percentage rent expense was $260,000 for fiscal 2002.

Future minimum rental payments due under all non-cancelable operating leases as of January 1, 2003 are as follows (dollars in thousands):

Year-
2003	$13,660
2004	13,727
2005	12,995
2006	12,544
2007	11,013
Thereafter	54,159
$118,098

Contingencies

The Company is subject to various legal proceedings that arise in the ordinary course of business. Based on consultation with the Company’s legal counsel, management believes that the amount of ultimate liability with respect to these actions will not be material to the financial position or results of operations of the Company.

(8)                                  RELATED PARTIES

Under the terms of a financial services agreement, the stockholders have consented to the payment of an ongoing financial consulting fee to Jacobson Partners, Limited Partnership (‘‘Jacobson Partners’’), a stockholder of the corporation. The amounts paid to Jacobson Partners for financial consulting fees were $250,000, $250,000, and $625,000 for the years ended January 1, 2003, January 2, 2002, and January 3, 2001, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations. In addition, during fiscal 2001, Jacobson Partners was paid $750,000 for consulting fees associated with consummating the Brinker Sale.

Prior to the termination of the NE Restaurant 401(k) Plan, two officers of the Company were also the NE Restaurant 401(k) Plan’s trustees.

In February 2002, the Company extended loans to 14 members of Management (including eight officers).  The demand notes were interest bearing at 8%, payable quarterly. The demand notes totaled $157,000 at January 1, 2003 and were all paid in full with accrued interest as of February 13, 2003.

(9)                                  401(K) PROFIT SHARING PLAN AND DEFERRED COMPENSATION PLAN

The Company maintains a defined contribution plan known as the Bertucci’s 401(k) Plan. Under the Bertucci’s 401(k) Plan, substantially all employees of the Company may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. The Company makes a matching contribution to the Bertucci’s 401(k) Plan that is allocated, based on a formula as defined by the Bertucci’s 401(k) Plan, to the Bertucci’s 401(k) Plan participants. Matching contributions made by the Company for the years ended January 1, 2003, January 2, 2002, and January 3, 2001 were approximately $27,000, $31,000, and $138,000, respectively.

During 1999, the Company established the Bertucci’s Corporation, Inc. Executive Savings and Investment Plan to which highly compensated executives of the Company may elect to defer a portion of their salary and or earned bonus. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments nonqualified deferred compensation plan trust agreement, dated September 20, 1999.  The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under nonqualified deferred compensation plan.

The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency.  As of January 1, 2003, there were 18 participants in the plan with a total market value of approximately $316,000. The assets of the trust, $316,000 at January 1, 2003, are included in other assets in the consolidated balance sheet. A corresponding liability is included in other long term liabilities.

(10)                            STOCK OPTION PLAN

On September 15, 1997, the Board of Directors of the Company established the 1997 Equity Incentive Plan, which included a nonqualified stock option plan (the “Option Plan”), for certain key employees and directors. The Option Plan is administered by the Board of Directors of the Company and may be modified or amended by the Board of Directors in any respect. As of January 1, 2003 there are 97,451 authorized shares remaining under the Option Plan.

The options are exercisable as follows:

Two years beyond option grant date	25%
Three years beyond option grant date	50%
Four years beyond option grant date	75%
Five years beyond option grant date	100%

A summary of the Option Plan activity for the years ended January 1, 2003, January 2, 2002, and January 3, 2001 is presented in the table and narrative below.

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	713,973	$15.19	451,251	$13.01	414,642	$12.84
Granted	26,000	$17.51	332,500	$17.50	199,750	$13.37
Forfeited	(87,424)	$(13.38)	(69,778)	$(12.09)	(163,141)	$(13.02)
Outstanding at end of year	652,549	$15.44	713,973	$15.19	451,251	$13.01

Exercisable at end of year	322,714	$14.28	169,775	$12.24	131,899	$13.06

Range of Exercise Price per share	$9.22 - $17.51		$9.22 - $17.51		$9.22 - $17.51
Weighted average fair value of each option granted		$3.53		$3.81		$3.53

The 652,549 options outstanding at January 1, 2003 have a remaining weighted average contractual life of approximately seven years. Options granted under the Stock Option Plan to date expire 90 days following either the fifth or the tenth anniversary of the date of the grant. There were no options exercised during the last three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002: weighted average risk-free interest rates of 4.50%, weighted average expected lives of five years and expected volatility of 0%.  The weighted average risk-free interest rates used were 4.91% for 2001 and 6.31% for 2000 with the same assumptions used for expected lives and volatility.

(11)                            QUARTERLY RESULTS (UNAUDITED)

BERTUCCI’S CORPORATION

(Dollars in thousands except share and per share data)

	Quarter 1 April 3, 2002	Quarter 2 July 3, 2002	Quarter 3 October 2, 2002	Quarter 4 January 1, 2003	Year January 1, 2003

Net sales	$36,683	$41,307	$41,664	$42,665	$162,319

Cost of sales and expenses
Cost of sales	8,323	9,351	8,953	9,040	35,667
Operating expenses	21,445	25,267	24,973	24,728	96,413
General and administrative expenses	2,993	3,049	3,070	3,012	12,124
Closed restaurant expenses	—	175	61	—	236
Deferred rent, depreciation, amortization and preopening expenses (1)	2,304	2,594	3,153	2,682	10,733
Cost of sales and expenses	35,065	40,436	40,210	39,462	155,173

Income from operations	1,618	871	1,454	3,203	7,146

Interest expense, net (1)	(2,397)	(2,391)	(2,447)	(2,352)	(9,587)

(Loss) income before income tax (benefit) provision	(779)	(1,520)	(993)	851	(2,441)

Income tax (benefit) provision (2)	(273)	(532)	(347)	3,849	2,697

Net loss	$(506)	$(988)	$(646)	$(2,998)	$(5,138)

Basic and diluted loss per share	$(0.17)	$(0.33)	$(0.22)	$(1.01)	$(1.72)

Basic and diluted weighted average shares outstanding	2,978,955	2,978,955	2,978,955	2,978,955	2,978,955

BERTUCCI’S CORPORATION

(Dollars in thousands except share and per share data)

	Quarter 1 April 4, 2001	Quarter 2 July 4, 2001	Quarter 3 October 3, 2001	Quarter 4 January 2, 2001	Year January 2, 2001

Net sales	$69,813	$41,013	$37,806	$38,006	$186,638

Cost of sales and expenses
Cost of sales	18,069	9,801	8,381	8,604	44,855
Operating expenses	40,466	25,225	23,032	23,072	111,795
General and administrative expenses	3,809	2,830	2,716	3,193	12,548
Closed restaurant expenses	—	250	3,950	—	4,200
Asset impairment charge	—	—	1,800	—	1,800
Deferred rent, depreciation, amortization and preopening expenses (1)	4,279	3,184	3,080	2,599	13,142
Cost of sales and expenses	66,623	41,290	42,959	37,468	188,340

Income (loss) from operations	3,190	(277)	(5,153)	538	(1,702)

Gain on Brinker Sale	—	37,432	(500)	—	36,932
Interest expense, net (1)	(3,977)	(2,709)	(2,663)	(2,016)	(11,365)

(Loss) income before income tax (benefit) provision	(787)	34,446	(8,316)	(1,478)	23,865

Income tax (benefit) provision	(132)	14,068	(3,287)	(406)	10,243

Net (loss) income before extraordinary item	(655)	20,378	(5,029)	(1,072)	13,622

Gain on retirement of Senior Notes, net of tax	—	—	1,338	—	1,338

Net (loss) income	$(655)	$20,378	$(3,691)	$(1,072)	$14,960

Basic (loss) income per share before extraordinary item	$(0.22)	$6.84	$(1.69)	$(0.36)	$4.57
Gain on retirement of Senior Notes, net of tax	—	—	0.45	—	0.45
Basic income (loss) per share	$(0.22)	$6.84	$(1.24)	$(0.36)	$5.02

Basic weighted average shares outstanding	2,978,955	2,978,955	2,978,955	2,978,955	2,978,955

Diluted (loss) income per share before extraordinary item	$(0.22)	$6.27	$(1.69)	$(0.36)	$4.19
Gain on retirement of Senior Notes, net of tax	—	—	0.41	—	0.41
Diluted income (loss) per share	$(0.22)	$6.27	$(1.28)	$(0.36)	$4.60

Diluted weighted average shares outstanding	2,978,955	3,252,605	2,978,955	2,978,955	3,252,605

(1)                   Reflect reclassifications of amounts from those presented in Form 10-Q filed with the Securities and Exchange Commission.

(2)                   During the fourth quarter ended January 1, 2003 the Company recorded a valuation allowance of $4.1 million associated with its deferred tax assets.