Form 10-Q
period 2003-04-02
BERTUCCIS CORP
filed 2003-05-15
CIK 1061588

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒ Quarterly Report Voluntarily Filed Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended    April 2, 2003

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

Yes                            ☒                                                                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                                                                    No                                ☒

2,978,955 shares of the registrant’s Common Stock were outstanding on May 13, 2003.

BERTUCCI’S CORPORATION

FORM 10-Q

PART  I:                          FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 2, 2003	January 1, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$13,099	$13,133
Restricted cash	2,216	2,468
Accounts receivable	732	1,733
Inventories	1,202	900
Prepaid expenses and other current assets	2,206	1,995
Total current assets	19,455	20,229
Property and equipment, at cost:
Land	767	2,468
Buildings	1,386	6,671
Capital lease - buildings	3,831	—
Leasehold improvements	59,288	57,130
Furniture and equipment	38,751	36,660
	104,023	102,929
Less - accumulated depreciation	(31,895)	(31,555)
	72,128	71,374
Construction work in process	2,320	1,830
Net property and equipment	74,448	73,204

Goodwill	26,127	26,127
Deferred finance costs, net	3,861	3,714
Liquor licenses	1,828	1,763
Other assets	444	385
Total Assets	$126,163	$125,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of other long-term obligations	$92	$—
Accounts payable	8,199	7,986
Accrued expenses	9,960	13,532
Total current liabilities	18,251	21,518

Other long-term obligations, net of current portion	4,126	—
Restaurant closing reserve, net of current portion	1,242	1,857
Deferred gain on sale-leaseback transaction	2,194	—
Deferred rent	2,954	2,849
Senior Notes	85,310	85,310
Total liabilities	114,077	111,534

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value	37	37
Authorized - 8,000,000 shares Issued - 3,666,370 shares, outstanding 2,978,955 shares
Less treasury stock - 687,415 shares at cost	(8,088)	(8,088)
Additional paid-in capital	29,004	29,004
Accumulated deficit	(8,867)	(7,065)
Total stockholders’ equity	12,086	13,888
Total Liabilities and Stockholders’ Equity	$126,163	$125,422

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Thirteen weeks ended
	April 2, 2003	April 3, 2002

Net sales	$42,674	$36,683

Cost of sales and expenses:
Cost of sales	9,461	8,323
Operating expenses	26,475	21,445
General and administrative expenses	3,179	2,993
Depreciation, amortization, deferred rent and pre-opening expenses	2,963	2,304
Total cost of sales and expenses	42,078	35,065
Income from operations	596	1,618

Interest expense, net	(2,398)	(2,397)
Loss before income tax benefit	(1,802)	(779)

Income tax benefit	—	(273)

Net loss	$(1,802)	$(506)

Basic and diluted loss per share	$(0.60)	$(0.17)

Weighted average shares outstanding - basic and diluted	2,978,955	2,978,955

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock				Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit

Balance January 1, 2003	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(7,065)	$13,888
Net loss	—	—	—	—	—	(1,802)	(1,802)

Balance April 2, 2003	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(8,867)	$12,086

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 2, 2003	April 3, 2002

Cash flows of operating activities
Net loss	$(1,802)	$(506)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,567	2,370
Deferred rent	105	71
Gain on sale of property	—	(234)
Changes in operating assets and liabilities
Inventories	(302)	(215)
Prepaid expenses and accounts receivable	789	407
Accrued expenses	(3,797)	(4,282)
Accounts payable	213	(2,112)
Other	(59)	54
Total adjustments	(482)	(3,941)
Net cash used in operating activities	(2,284)	(4,447)

Cash flows for investing activities
Additions to property and equipment	(5,113)	(4,350)
Proceeds from sale of property	—	413
Acquisition of liquor licenses	(65)	—
Net cash used in investing activities	(5,178)	(3,937)

Cash flows for financing activities
Net proceeds from sale-leaseback transaction	7,176	—
(Decrease) increase in restricted cash	252	(895)
Net cash provided by (used in) financing activities	7,428	(895)

Net decrease in cash and cash equivalents	(34)	(9,279)
Cash and cash equivalents, beginning of period	13,133	23,235
Cash and cash equivalents, end of period	$13,099	$13,956

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,640	$4,636
Cash paid for income taxes	$5	$42
Capital lease entered into during quarter	$3,821	$—

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION
Notes To Consolidated Financial Statements

April 2, 2003
(Unaudited)

1.  Basis of Presentation

The unaudited consolidated condensed financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s 2002 Form 10-K.  The operating results for the thirteen weeks ended April 2, 2003 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2003.

Certain reclassifications have been made to prior year financial statements to make them consistent with the current year’s presentation.

2.  Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No.143, Accounting for Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to all entities.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  The adoption of this statement on January 3, 2003 did not have a material impact on the Company’s financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections. The adoption of SFAS No. 145 requires gains and losses from extinguishment of debt no longer be classified as extraordinary items, but rather be classified as part of other income (expense) on the Company’s consolidated statement of operations. Any such gains or losses, classified as extraordinary items in prior periods, will be reclassified in future financial statement presentations upon the adoption of SFAS No. 145.  The adoption of this statement on January 3, 2003 did not have a material impact on the Company’s financial position or its results of operations.

In June 2002, the FASB issued SFAS No.  146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 46 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 eliminates the provisions of EITF No.  94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan.  SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No.  148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure requirements of SFAS No. 148 were adopted on January 3, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company did not create or acquire any variable interest entities during the first quarter of 2003.  The  adoption of this statement in the second quarter of 2003 is not expected to have a material impact on the Company’s results of operations or financial position.

3.  Restaurant Closing Reserves

Restaurant closing reserves were established as part of the acquisition of Bertucci’s.  These reserves were related to estimated future lease commitments and exit costs to close 18 Bertucci’s locations.  In 2001, the Company accrued an additional $4.2 million related to selected locations (all of which had been closed), consisting of estimated lease commitments and certain exit costs.  It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases.  However,  due to market conditions, the Company has been unable to sell, sublease or exit certain of these leases.  In June 2002, the Company closed one restaurant and recorded a charge of $236,000 primarily related to estimated lease termination costs.  In March 2003, the Company terminated a lease for one of its closed locations in exchange for issuing a promissory note of $455,000 payable in varying installments through 2010.  The note does not bear interest, accordingly the Company imputed  interest on the note and recorded the obligation at its present value of $386,000 in other long-term obligations in the accompanying balance sheet.

Activity within the reserve was as follows:

	Thirteen weeks ended
	April 2, 2003	April 3, 2002

Balance, beginning of the year	$2,499	$3,352
Payments charged against reserve	(235)	(332)
Promissory note issued	(386)	—
Balance, end of period	$1,878	$3,020

Current portion	$636	$635
Noncurrent portion	1,242	2,385
	$1,878	$3,020

4.  Loss per Share

The number of shares used to calculate diluted loss per share for the thirteen weeks ended April 2, 2003 and April 3, 2002 exclude the effect of 652,549 and 739,973 outstanding stock options, respectively, as the options are anti-dilutive.

5.  Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.   Additionally, the Company is required to consider both negative and positive evidence in determining if a valuation allowance is required on a quarterly basis.  The fiscal year 2002 loss and the Company’s current plan for continued development of Company owned restaurants will burden pre-tax profits because of the recognition of pre-opening costs and initial year inefficiencies associated with new restaurants.  As a result, management recorded a full valuation allowance for its deferred tax assets in the fourth quarter of 2002 and recorded an allowance in the first quarter of 2003 for the current period’s future tax benefits.

6.  Stock-Based Compensation

The Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  No stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value method.

	2003	2002
Net loss, in thousands
As reported	$(1,802)	$(506)
Pro Forma	$(1,971)	$(542)

Basic loss per share
As reported	$(0.60)	$(0.17)
Pro Forma	$(0.66)	$(0.18)

7.   Sale of Properties

In the first quarter of 2002, the Company sold land adjacent to a restaurant previously sold.  The property had a carrying value of approximately $179,000 and sold for $413,000.  The gain is included in operating expenses in the consolidated statement of operations for the thirteen weeks ended April 2, 2002.

In the first quarter of 2003, the Company completed a sale-leaseback transaction on three restaurant properties for $7.2 million in cash (net of fees of approximately $300,000).  The properties sold included land and buildings at three locations which the Company agreed to lease back for a 20-year period with total contractual lease obligations of approximately $16.7 million.  The portion of the cash contractual obligation relating to the buildings is recorded as an obligation under a capital lease, net of future interest payments.  An implicit interest rate of 9.94% applies to this portion of payments and is included in other long-term obligations in the accompanying balance sheet.  The land portion of the obligation is classified as an operating lease, requiring future payments to be classified as operating expenses.  The gain on the sale of these properties of approximately $2.2 million has been deferred and will be recognized over the 20-year term of the leaseback.

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

As of April 2, 2003 the Company owned and operated 82 full-service, casual dining, Italian-style restaurants under the name Bertucci’s Brick Oven Pizzeria® located primarily in New England and Mid-Atlantic United States.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(Percentage of Net Sales)

	Thirteen weeks ended
	April 2, 2003	April 3, 2002
Net sales	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	22.2%	22.7%
Operating expenses	62.1%	58.4%
General and administrative expenses	7.4%	8.2%
Depreciation, amortization, deferred rent, and pre-opening expenses	6.9%	6.3%
Total cost of sales and expenses	98.6%	95.6%

Income from operations	1.4%	4.4%
Interest expense, net	(5.6)%	(6.5)%
Loss before income tax benefit	(4.2)%	(2.1% )

Income tax benefit	0.0%	0.7%

Net loss	(4.2)%	(1.4% )

Restaurant Operating Data:
Increase in comparable restaurant sales (a)	6.6%	0.2%
Number of restaurants:
Restaurants open, beginning of period	80	74
Restaurants opened	2	—
Total restaurants open, end of period	82	74

(a)   The Company defines comparable restaurant sales as net sales from restaurants open at least one full fiscal year.

Thirteen Weeks Ended April 2, 2003 Compared to Thirteen Weeks Ended April 3, 2002

Net Sales.  Total company net sales increased by $6.0 million, or 16.3%, to $42.7 million during the first quarter 2003 from $36.7 million during the first quarter 2002.  The increase was primarily due to a $2.4 million (6.6%) increase in comparable restaurant sales and a $3.8 million increase in sales from nine restaurants opened since April 3, 2002, offset by an $182,000 decrease due to one restaurant closed at the end of the 2nd quarter of 2002.  Comparable Bertucci’s restaurant dine-in guest counts increased 1.5% for the quarter as compared to the first quarter of 2002.  Bertucci’s comparable restaurant dine-in sales increased 7.8% for the quarter as compared to the first quarter of 2002. Comparable Bertucci’s restaurant carry-out and delivery sales increased 2.9% for the quarter as compared to the same period in the prior year.

Cost of Sales.  Cost of sales increased by approximately $1.2 million, or 13.7%, to $9.5 million during the first quarter 2003 from $8.3 million during the first quarter 2002.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.2% during the first quarter 2003 from 22.7% during the first quarter 2002.  The dollar increase was a result of higher volumes while the percent change was primarily due to improved management efficiency, sound purchasing practices and lower cost of ingredients.

Operating Expenses.  Operating expenses increased by $5.1 million or 23.4%, to $26.5 million during the first quarter 2003 from $21.4 million during the first quarter 2002.  Expressed as a percentage of net sales, operating expenses increased to 62.1% in the first quarter 2003 from 58.4% during the first quarter 2002.  The dollar increase was primarily due to increased labor costs associated with two additional restaurant openings during the first quarter 2003, and the percentage increase was primarily due to increased spending on advertising.  The Company spent $855,000 more on advertising in the first quarter of 2003 than in the first quarter 2002, primarily media and print costs.

General and Administrative Expenses.  General and administrative expenses increased by approximately $186,000, or 6.2%, to $3.2 million during the first quarter 2003 from $3.0 million during the first quarter 2002.  Expressed as a percentage of net sales, general and administrative expenses decreased to 7.4% in the first quarter 2003 from 8.2% during the first quarter 2002.  The dollar increase is primarily due to higher salaries and incremental bonus expenses.

Depreciation, Amortization, Deferred Rent, and Pre-opening Expenses.  Depreciation, amortization, deferred rent, and pre-opening expenses increased by approximately $659,000 or 28.6%, to $3.0 million during the first quarter 2003 from $2.3 million during the first quarter of 2002.  Expressed as a percentage of net sales, depreciation, amortization, deferred rent, and pre-opening expenses increased to 6.9% in the first quarter 2003 from 6.3% during the first quarter 2002.  The dollar increase was primarily due to the higher pre-opening costs during the quarter and depreciation expenses associated with nine new restaurants opened since April 3, 2002.  The capital lease portion of the sale-leaseback transaction will result in incremental amortization expense of approximately $48,000 per quarter.  See Note 7 of Notes to Consolidated Financial Statements.

Interest Expense.  Net interest expense was essentially flat at $2.4 million during the first quarter of 2003 compared to the first quarter 2002.  The incremental indebtedness primarily associated with the new capital lease was not incurred until the end of the first quarter of 2003.  Incremental interest expense of approximately $95,000 per quarter will be incurred as a result of this lease.  See Note 7 of Notes to Consolidated Financial Statements.

Income Taxes.  The Company has an historical trend of recurring pre-tax losses since 1998 excluding the Brinker Sale.  The Company’s current plan for continued development of Company owned restaurants will burden pre-tax profits because of the recognition of pre-opening costs and initial year inefficiencies associated with new restaurants.  During the fourth quarter of 2002 the Company recorded a full valuation allowance for its net deferred tax asset.  During the first quarter of 2003, the Company has also provided a full valuation allowance relating to the tax benefits generated during the quarter (primarily its operating losses).

Liquidity And Capital Resources

Net cash flows used by operating activities were $2.2 million for the first quarter of 2003, $2.2 million less than the $4.4 million used during the first quarter of 2002.  As of April 2, 2003, the cash and cash equivalents of $15.3 million consisted of $14.9 million of short-term investments ($2.2 million of which is restricted, see below) and the remainder in operating cash accounts.

The Company’s 2003 capital expenditures were $5.1 million through April 2, 2003 compared to $4.4 million for the comparable prior year period.  The capital expenditures for 2003 were primarily comprised of $3.1 million for new Bertucci’s restaurants and $1.3 million for remodels and maintenance capital.  In the first quarter of 2003, the Company completed a sale-leaseback transaction on three restaurant properties.  This transaction generated $7.2 million in cash and increased the Company’s cash contractual obligations over the next twenty years by $16.7 million.

The Company believes that the cash flow generated from its operations, the sale-leaseback transaction above, and current cash on hand should be sufficient to fund its debt service requirements, lease obligations, balance of the year capital expenditures of approximately $19.5 million and other operating expenses through 2003.  While the Company expects to be able to service its debt, the lack of short term borrowing availability may impede growth.

As of April 2, 2003, the Company had $89.6 million in consolidated indebtedness, $85.3 million pursuant to the Senior Notes, $3.9 million related to the capital lease portion of the sale-leaseback transaction, and $386,000 for a promissory note.  The Company has a $3.0 million (maximum) Letter of Credit Facility.  As of April 2, 2003, this facility is collateralized with $2.2 million of cash restricted from general use in support of $2.2 million of outstanding letters of credit.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

As of January 1, 2003, the Company had contractual obligations as follows:

Payments Due by Period

(Dollars in Thousands)

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations:
Operating Leases	$118,098	$13,660	$39,266	$20,321	$44,851
Senior Notes	85,310	—	—	—	85,310
Closed restaurant reserve, net of sublease income estimated	2,499	642	1,347	255	255
Total Contractual Cash Obligations	$205,907	$14,302	$40,613	$20,576	$130,416

Contractual obligations executed subsequent to January 1, 2003:

Payments Due by Period
(Dollars in Thousands)

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	11,081	$458	$1,746	$1,178	$7,699
Capital Leases	9,346	391	1,218	851	6,886
Total new obligations	$20,427	$849	$2,964	$2,029	$14,585

As mentioned above, the Company entered into a sale-leaseback transaction for three properties.  The land portion is classified as an operating lease and the building portion is classified as a capital lease.  In addition, the Company executed an operating lease during the first quarter of 2003 for a future restaurant opening.

Impact of Inflation

Inflationary factors such as increases in labor, food or other operating costs could adversely affect the Company’s operations.  The Company does not believe inflation has had a material impact on its financial position or results of operations for the periods discussed above.  Management believes through the proper leveraging of purchasing size, labor scheduling, and restaurant development analysis, inflation will not have a material adverse effect on income during the foreseeable future.  There can be no assurance inflation will not materially adversely affect the Company.

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

Critical Accounting Policies

The following discussion addresses the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results, and require significant judgment.

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

Closed Restaurant Reserve

The Company remains primarily liable on approximately 14 leases for closed restaurants. Management reviews the specifics of each site on a quarterly basis to estimate the Company’s net remaining liability over the remaining lease term. Certain locations have subtenants in place while others remain vacant. Estimates must be made of future sublease income or lease assignment possibilities. If subtenants default on their subleases or projected future subtenants are not arranged, actual results could differ from the Company’s estimates, thereby impacting the Company’s financial results.

Forward-Looking Statements

All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct.  Factors including those set forth herein, as well as those set forth in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2003 and other filings with the SEC may affect such expectations.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has no exposure to specific risks related to derivatives or other “hedging” types of financial instruments.

Item 4. CONTROLS AND PROCEDURES

As of April 2, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to April 2, 2003.

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

BERTUCCI’S CORPORATION
(Registrant)

Date: May 13, 2003	By:	/s/ Benjamin R. Jacobson
Chairman of the Board of Directors,
Chief Executive Officer, Treasurer
(Principal Executive Officer)

Date: May 13, 2003	By:	/s/ Kurt J. Schnaubelt
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

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

b.                          evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Company’s board of directors:

a.                           all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.                          any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.                           The Company’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

b.                          evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Company’s board of directors:

a.                           all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.                          any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.                           The Company’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ Kurt J. Schnaubelt
Kurt J. Schnaubelt Chief Financial Officer, Senior Vice President – Finance and Administration (Chief Accounting Officer)