Form 10-Q
period 2003-07-02
BERTUCCIS CORP
filed 2003-08-15
CIK 1061588

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒ Quarterly Report Voluntarily Filed Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended    July 2, 2003

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

2,963,674 shares of the registrant’s Common Stock were outstanding on August 14, 2003.

BERTUCCI’S CORPORATION

FORM 10-Q

PART  I: FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 2, 2003	January 1, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$12,105	$13,133
Restricted cash	2,229	2,468
Accounts receivable	1,002	1,733
Inventories	1,260	900
Prepaid expenses and other current assets	1,942	1,995
Total current assets	18,538	20,229

Property and equipment, at cost:
Land	767	2,468
Buildings	1,393	6,671
Capital lease – buildings	3,831	—
Leasehold improvements	62,628	57,130
Furniture and equipment	41,063	36,660
	109,682	102,929
Less - accumulated depreciation	(34,371)	(31,555)
	75,311	71,374
Construction work in process	1,726	1,830
Net property and equipment	77,037	73,204

Goodwill	26,127	26,127
Deferred finance costs, net	3,746	3,714
Liquor licenses	2,441	1,763
Other assets	479	385
Total Assets	$128,368	$125,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of other long-term obligations	$92	$—
Accounts payable	8,322	7,986
Accrued expenses	12,153	13,532
Total current liabilities	20,567	21,518
Other long-term obligations, net of current portion	4,638	—
Restaurant closing reserve, net of current portion	1,096	1,857
Deferred gain on sale-leaseback transaction	2,167	—
Deferred rent	3,070	2,849
Senior Notes	85,310	85,310
Total liabilities	116,848	111,534
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value Authorized - 8,000,000 shares, Issued - 3,666,370 shares, Outstanding - 2,963,674 and 2,978,955 shares, respectively	37	37
Less treasury stock - 702,696 and 687,415 shares, respectively, at cost	(8,178)	(8,088)
Additional paid-in capital	29,004	29,004
Accumulated deficit	(9,343)	(7,065)
Total stockholders’ equity	11,520	13,888
Total Liabilities and Stockholders’ Equity	$128,368	$125,422

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2003	July 3, 2002	July 2, 2003	July 3, 2002

Net sales	$47,587	$41,307	$90,261	$77,990

Cost of sales and expenses:
Cost of sales	11,019	9,351	20,480	17,674
Operating expenses	28,418	25,268	54,893	46,713
General and administrative expenses	2,856	3,049	6,035	6,042
Closed restaurant expenses	—	175	—	175
Depreciation, amortization, deferred rent and pre-opening expenses	3,272	2,593	6,235	4,897
Total cost of sales and expenses	45,565	40,436	87,643	75,501
Income from operations	2,022	871	2,618	2,489

Interest expense, net	(2,498)	(2,392)	(4,896)	(4,789)
Loss before income tax benefit	(476)	(1,521)	(2,278)	(2,300)

Income tax benefit	—	532	—	805

Net loss	$(476)	$(989)	$(2,278)	$(1,495)

Basic and diluted loss per share	$(0.16)	$(0.33)	$(0.77)	$(0.50)

Weighted average shares outstanding - basic and diluted	2,975,298	2,978,955	2,977,126	2,978,955

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance January 1, 2003	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(7,065)	$13,888
Purchase common stock shares for treasury	—	—	(15,281)	(90)	—	—	(90)
Net loss	—	—	—	—	—	(2,278)	(2,278)

Balance July 2, 2003	3,666,370	$37	(702,696)	$(8,178)	$29,004	$(9,343)	$11,520

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Twenty-six weeks ended
	July 2, 2003	July 3, 2002

Cash flows of operating activities
Net loss	$(2,278)	$(1,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,216	4,792
Deferred rent	221	145
Change in deferred taxes	—	2,705
Closed restaurant charge	—	175
Amortization of gain on sale-leaseback	(29)	—
Gain on sale of property	—	(235)
Changes in operating assets and liabilities
Inventories	(360)	(71)
Prepaid expenses and accounts receivable	784	612
Accrued expenses	(1,776)	(3,652)
Income taxes payable	26	(3,707)
Accounts payable	336	(2,182)
Other	(150)	42
Total adjustments	4,268	(1,376)
Net cash provided by (used in) operating activities	1,990	(2,871)

Cash flows for investing activities
Additions to property and equipment	(10,178)	(8,407)
Proceeds from sale of property	—	413
Purchase of stock for treasury	(90)	—
Acquisition of liquor licenses	(123)	—
Net cash used in investing activities	(10,391)	(7,994)

Cash flows for financing activities
Net proceeds from sale-leaseback transaction	7,177	—
Promissory note payments	(40)	—
Decrease (increase) in restricted cash	239	(895)
Principal payments under capital lease obligations	(3)	—
Net cash provided by (used in) financing activities	7,373	(895)

Net decrease in cash and cash equivalents	(1,028)	(11,760)
Cash and cash equivalents, beginning of period	13,133	23,235
Cash and cash equivalents, end of period	$12,105	$11,475

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,809	$4,528
(Refunds received) cash paid for income taxes	$(26)	$196
Capital lease entered into during period	$3,821	$—
Promissory notes issued in exhchange for rights and settlements of liabilities	$941	$—

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION
Notes To Consolidated Financial Statements
July 2, 2003
(Unaudited)

1.  Basis of Presentation

The unaudited consolidated condensed financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s 2002 Form 10-K.  The operating results for the thirteen or twenty-six weeks ended July 2, 2003 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company did not create or acquire any variable interest entities during the twenty-six weeks ended July 2, 2003.  The  adoption of this statement in the first quarter of 2003 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement requires an issuer classify financial instruments within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Activity within the reserve was as follows:

	Twenty-six weeks ended
	July 2, 2003	July 3, 2002

Balance, beginning of the year	$2,499	$3,351
Payments charged against reserve	(396)	(443)
Promissory note issued	(386)	—
Balance, end of period	$1,717	$2,908

Current portion (included in accrued expenses)	$621	$903
Noncurrent portion	1,096	2,005
	$1,717	$2,908

4.  Loss per Share

The number of shares used to calculate diluted loss per share for the periods ended July 2, 2003 and July 3, 2002 exclude the effect of 671,244 and 740,473 outstanding stock options, respectively, as the options are anti-dilutive.

5.  Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.   Additionally, the Company is required to consider both negative and positive evidence in determining if a valuation allowance is required on a quarterly basis.  The fiscal year 2002 loss and the Company’s current plan for continued development of Company owned restaurants will burden pre-tax profits because of the recognition of pre-opening costs and initial year inefficiencies associated with new restaurants.  As a result, management recorded a full valuation allowance for its deferred tax assets in the fourth quarter of 2002 and recorded an allowance in each quarter of 2003 for the tax benefits associated with the current period’s losses.

6.  Stock-Based Compensation

The Company has elected to account for stock-based compensation using the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  No stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value method.

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2003	July 3, 2002	July 2, 2003	July 3, 2002
Net loss, in thousands
As reported	$(476)	$(989)	$(2,278)	$(1,495)
Pro Forma	$(637)	$(1,021)	$(2,599)	$(1,559)

Basic and diluted loss per share
As reported	$(0.16)	$(0.33)	$(0.77)	$(0.50)
Pro Forma	$(0.21)	$(0.34)	$(0.87)	$(0.52)

7.   Sale of Properties

In the first quarter of 2002, the Company sold land adjacent to a restaurant previously sold.  The property had a carrying value of approximately $179,000 and sold for $413,000.  The gain is included in operating expenses in the consolidated statement of operations for the twenty-six weeks ended July 3, 2002.

In the first quarter of 2003, the Company completed a sale-leaseback transaction on three restaurant properties for $7.2 million in cash (net of fees of approximately $300,000).  The properties sold included land and buildings at three locations which the Company agreed to lease back for a 20-year period with total contractual lease obligations of approximately $16.7 million.  The portion of the contractual obligation relating to the buildings is recorded at its net present value of $3.8 million (at inception) as an obligation under a capital lease, and is included in other long-term obligations in the accompanying balance sheet.  The land portion of the obligation is classified as an operating lease, requiring future payments to be classified as operating expenses.  The gain on the sale of these properties of approximately $2.2 million has been deferred and will be recognized over the 20-year term of the leaseback.

8.  Other Long-Term Obligations

During the second quarter, the Company issued a promissory note in the amount of $555,000 to acquire rights to a liquor license over a 10-year period.

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

As of July 2, 2003 the Company owned and operated 86 full-service, casual dining, Italian-style restaurants under the name Bertucci’s Brick Oven Pizzeria® located primarily in New England and Mid-Atlantic United States.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(Percentage of Net Sales)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2003	July 3, 2002	July 2, 2003	July 3, 2002
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	23.2%	22.6%	22.7%	22.7%
Operating expenses	59.7%	61.2%	60.8%	59.9%
General and administrative expenses	6.0%	7.4%	6.7%	7.7%
Closed restaurant expense	—	0.4%	—	0.2%
Depreciation, amortization, deferred rent, and pre-opening expenses	6.9%	6.3%	6.9%	6.3%
Total cost of sales and expenses	95.8%	97.9%	97.1%	96.8%

Income from operations	4.2%	2.1%	2.9%	3.2%
Interest expense, net	(5.2)%	(5.8)%	(5.4)%	(6.1)%
Loss before income tax benefit	(1.0)%	(3.7)%	(2.5)%	(2.9)%

Income tax benefit	—	1.3%	—	1.0%

Net loss	(1.0)%	(2.4)%	(2.5)%	(1.9)%

Restaurant Operating Data:
Increase in comparable restaurant sales (a)	4.0%	7.1%	5.2%	3.8%
Number of restaurants:
Restaurants open, beginning of period	82	74	80	74
Restaurants opened	4	1	6	1
Restaurant closed	—	(1)	—	(1)
Total restaurants open, end of period	86	74	86	74

(a)                                  The Company defines comparable restaurant sales as net sales from restaurants open at least one full fiscal year.

Thirteen Weeks Ended July 2, 2003 Compared to Thirteen Weeks Ended July 3, 2002

Net Sales.  Total company net sales increased by $6.3 million, or 15.2%, to $47.6 million during the second quarter 2003 from $41.3 million during the second quarter 2002.  The increase was primarily due to a $1.6 million (4.0%) increase in comparable restaurant sales and a $4.8 million increase in sales from thirteen restaurants opened since January 2002, partially offset by a $197,000 decrease due to one restaurant closed at the end of the second quarter of 2002.  Comparable Bertucci’s restaurant dine-in guest counts decreased 1.3% for the quarter as compared to the second quarter of 2002.  Bertucci’s comparable restaurant dine-in sales increased 5.1% for the quarter as compared to the second quarter of 2002 mainly as a result of a 2.1% increase in menu prices and menu mix shift.  Comparable Bertucci’s restaurant carry-out and delivery sales increased 0.4% for the quarter as compared to the same period in the prior year, primarily from a 3.0% increase in average transaction partially offset by 2.5% decrease in transaction counts.

Cost of Sales.  Cost of sales increased by approximately $1.7 million, or 17.8%, to $11.0 million during the second quarter 2003 from $9.3 million during the second quarter 2002.  Expressed as a percentage of net sales, overall cost of sales increased to 23.2% during the second quarter 2003 from 22.6% during the second quarter 2002.  The dollar increase was a result of higher sales from new restaurants and an increase in comparable restaurant sales.  The percent change was due to menu mix shift to higher cost items, increases in ingredient costs and new restaurant inefficiencies.

Operating Expenses.  Operating expenses increased by $3.1 million or 12.5%, to $28.4 million during the second quarter 2003 from $25.3 million during the second quarter 2002.  Expressed as a percentage of net sales, operating expenses decreased to 59.7% in the second quarter 2003 from 61.2% during the second quarter 2002.  The dollar increase was primarily due to increased labor costs associated with six additional restaurant openings during the first half of 2003 (four additional restaurants opened during the second quarter) compounded by increased labor, occupancy and insurance costs in comparable restaurants partially offset by reduced advertising costs.  The percentage decrease was primarily due to increased leverage from higher sales volume, the impact of a 2.1% increase in menu prices and reduced advertising costs.  The Company spent $1.2 million less on advertising in the second quarter of 2003 than in the second quarter 2002, primarily media and print costs.

General and Administrative Expenses.  General and administrative expenses decreased by approximately $193,000, or 6.3%, to $2.8 million during the second quarter 2003 from $3.0 million during the second quarter 2002.  Expressed as a percentage of net sales, general and administrative expenses decreased to 6.0% in the second quarter 2003 from 7.4% during the second quarter 2002.  The dollar decrease is primarily due to reduced costs of training and recruiting new restaurant managers and reduced corporate incentive compensation costs partially offset by higher benefits costs and travel costs associated with new restaurant development.

Depreciation, Amortization, Deferred Rent, and Pre-opening Expenses.  Depreciation, amortization, deferred rent, and pre-opening expenses increased by approximately $679,000 or 26.2%, to $3.3 million during the second quarter 2003 from $2.6 million during the second quarter of 2002.  Expressed as a percentage of net sales, depreciation, amortization, deferred rent, and pre-opening expenses increased to 6.9% in the second quarter 2003 from 6.3% during the second quarter 2002.  The dollar increase was primarily due to the higher pre-opening costs during the quarter, depreciation expenses associated with thirteen new restaurants opened since January 2002, and incremental amortization expense of approximately $48,000 from the capital lease portion of the sale-leaseback transaction.  See Note 7 of Notes to Consolidated Financial Statements.

Interest Expense.  Net interest expense increased by $107,000 to $2.5 million from $2.4 million during the second quarter of 2003 compared to the second quarter 2002. Incremental interest expense of approximately $95,000 was incurred in the second quarter of 2003 as a result of the new capital lease.  See Note 7 of Notes to Consolidated Financial Statements.

Income Taxes.  The Company has an historical trend of recurring pre-tax losses since 1998 excluding the non-recurring sale of 47 restaurants in 2001.  The Company’s current plan for continued development of Company owned restaurants will burden pre-tax profits because of the recognition of pre-opening costs and initial year inefficiencies associated with new restaurants.  During the fourth quarter of 2002 the Company recorded a full valuation allowance for its net deferred tax asset.  During the second quarter of 2003, the Company has also provided a full valuation allowance relating to the tax benefits generated during the quarter (primarily its operating losses).

Twenty-Six Weeks Ended July 2, 2003 Compared to Twenty-Six Weeks Ended July 3, 2002

Net Sales.  Total company net sales increased by $12.3 million, or 15.7%, to $90.3 million during the first half of 2003 from $78.0 million during the first half of 2002.  The increase was primarily due to a $4.0 million (5.2%) increase in comparable restaurant sales and a $8.6 million increase in sales from thirteen restaurants opened since January 2002, partially offset by a $379,000 decrease due to one restaurant closed at the end of the second quarter of 2002.  Comparable Bertucci’s restaurant dine-in guest counts were flat for the first half of 2003 as compared to the first half of 2002.  Bertucci’s comparable restaurant dine-in sales increased 6.4% for the first half of 2003 as compared to the first half of 2002 mainly as a result of a 2.1% increase in menu prices and menu mix shift.  Comparable Bertucci’s restaurant carry-out and delivery sales increased 1.6% for the first half of 2003 as compared to the same period in the prior year, primarily from a 3.8% increase in average transaction partially offset by a 2.2% decrease in transaction counts.

Cost of Sales.  Cost of sales increased by approximately $2.8 million, or 15.9%, to $20.5 million during the first half of 2003 from $17.7 million during the first half of 2002.  Expressed as a percentage of net sales, overall cost of sales was flat at 22.7% during the first half of 2003 compared to the first half of 2002.  The dollar increase was a result of higher volumes due to new restaurants and higher cost of ingredients.  The percentage change remained flat as a 2.1% price increase was offset by menu mix shift to higher cost items and increases in raw ingredient costs.

Operating Expenses.  Operating expenses increased by $8.2 million or 17.5%, to $54.9 million during the first half of 2003 from $46.7 million during the first half of 2002.  Expressed as a percentage of net sales, operating expenses increased to 60.8% in the first half of 2003 from 59.9% during the first half of 2002.  The increase was primarily due to increased labor costs associated with thirteen additional restaurant openings since January 2002 compounded by increased labor, occupancy, utilities and insurance costs in comparable restaurants partially offset by reduced advertising costs.  Furthermore, during the first half of 2002, the Company received the benefit of a $234,900 gain on the sale of land that was recorded as a reduction of operating expenses.  However, the Company spent $346,700 less on advertising in the first half of 2003 than in the first half of 2002, primarily media and print costs.

General and Administrative Expenses.  General and administrative expenses during the first half of 2003 were essentially flat to the first half of 2002.  Higher corporate payroll, travel and utility costs were offset by reduced training costs associated with new restaurant managers and reduced meeting costs.  Expressed as a percentage of net sales, general and administrative expenses decreased to 6.7% in the first half of 2003 from 7.7% during the first half of 2002.  The percentage reduction was primarily a result of higher sales volumes associated with a comparable restaurant sales increase and the impact of thirteen new restaurants opened since January 2002.

Depreciation, Amortization, Deferred Rent, and Pre-opening Expenses.  Depreciation, amortization, deferred rent, and pre-opening expenses increased by approximately $1.3 million or 27.3%, to $6.2 million during the first half of 2003 from $4.9 million during the first half of 2002.  Expressed as a percentage of net sales, depreciation, amortization, deferred rent, and pre-opening expenses increased to 6.9% in the first half of 2003 from 6.3% during the first half of 2002.  The dollar increase was primarily due to the higher pre-opening costs during the first half of 2003 and depreciation expenses associated with thirteen new restaurants opened since January 2002.  See Note 7 of Notes to Consolidated Financial Statements.

Interest Expense.  Net interest expense increased by $108,000 to $4.9 million from $4.8 million during the first half of 2003 compared to the first half of 2002.  The incremental indebtedness primarily associated with the new capital lease resulted in incremental interest expense of approximately $95,000 in 2003 versus 2002. See Note 7 of Notes to Consolidated Financial Statements.

Income Taxes.  The Company has an historical trend of recurring pre-tax losses since 1998 excluding the non-recurring sale of 47 restaurants in 2001.  The Company’s current plan for continued development of Company owned restaurants will burden pre-tax profits because of the recognition of pre-opening costs and initial year inefficiencies associated with new restaurants.  During the fourth quarter of 2002 the Company recorded a full valuation allowance for its net deferred tax asset.  During the first half of 2003, the Company has also provided a full valuation allowance relating to the tax benefits generated during the first half of 2003 (primarily its operating losses).

Liquidity And Capital Resources

Net cash flows provided by operating activities were $2.0 million for the first half of 2003, $4.9 million more than the $2.9 million used during the first half of 2002.  As of July 2, 2003, cash and cash equivalents of $14.3 million consisted of $11.2 million of short-term investments ($2.2 million of which is restricted, see below) and the remainder in operating cash accounts.

The Company’s 2003 capital expenditures were $10.2 million through July 2, 2003 compared to $8.4 million for the comparable prior year period.  The capital expenditures for 2003 were primarily comprised of $7.5 million for new Bertucci’s restaurants and $2.7 million for remodels and maintenance capital.  In the first quarter of 2003, the Company completed a sale-leaseback transaction on three restaurant properties.  This transaction generated $7.2 million in cash and increased the Company’s cash contractual obligations over the next twenty years by $16.7 million.

The Company believes that the cash flow generated from operations, the proceeds from one additional sale-leaseback transaction not yet closed and current cash on hand should be sufficient to fund its debt service requirements, lease obligations, balance of the year capital expenditures of approximately $6.0 million and other operating expenses through 2003.  While the Company expects to be able to service its debt, the lack of short term borrowing availability may impede growth.

As of July 2, 2003, the Company had $90.0 million in consolidated indebtedness, $85.3 million pursuant to the Senior Notes, $3.8 million related to the capital lease portion of the sale-leaseback transaction, and $902,000 of promissory notes.  The Company has a $3.0 million (maximum) Letter of Credit Facility.  As of July 2, 2003, this facility is collateralized with $2.2 million of cash restricted from general use in support of $2.2 million of outstanding letters of credit.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

As of January 1, 2003, the Company had contractual obligations as follows:

Payments Due by Period
(Dollars in Thousands)

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations:
Operating Leases	$118,098	$13,660	$39,266	$20,321	$44,851
Senior Notes	85,310	—	—	—	85,310
Closed restaurant reserve, net of sublease income estimated	2,499	642	1,347	255	255
Total Contractual Cash Obligations	$205,907	$14,302	$40,613	$20,576	$130,416

Contractual obligations executed subsequent to January 1, 2003:

Payments Due by Period
(Dollars in Thousands)

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	14,717	$614	$3,220	$2,026	$8,857
Capital Leases	9,346	391	1,218	851	6,886
Promissory Notes	941	82	122	137	600
Total new obligations	$25,004	$1,087	$4,560	$3,014	$16,343

As mentioned above, the Company entered into a sale-leaseback transaction for three properties.  The land portion is classified as an operating lease and the building portion is classified as a capital lease.  In addition, the Company executed operating leases during the first half of 2003 for three future restaurant openings.

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

Item 4. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure material information relating to the Company, including consolidated subsidiaries, is made known to the officers who certify financial reports and to other members of senior management and the Board of Directors.

a)              Evaluation of disclosure contro1s and procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934. as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation our principal executive officer and principal financial officer concluded these disclosure controls and procedures are effective and designed to ensure the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

b)             Changes in internal controls.  There was no change in our internal control over financial reporting as defined in Rules 13(a)-15(f) and 15(d)-l5(f) under the Securities and Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter which materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BERTUCCI’S CORPORATION
(Registrant)

Date:	August 14, 2003	By: /s/ Benjamin R. Jacobson
Chairman of the Board of Directors,
Chief Executive Officer, Treasurer
(Principal Executive Officer)

Date:	August 14, 2003	By: /s/ Kurt J. Schnaubelt
Chief Financial Officer,
Senior Vice President - Finance and
Administration (Chief Accounting Officer)