Form 10-Q
period 2003-10-01
BERTUCCIS CORP
filed 2003-11-13
CIK 1061588

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒ Quarterly Report Voluntarily Filed Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended   October 1, 2003

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

Yes   ☐           No   ☒

2,963,674 shares of the registrant’s Common Stock were outstanding on November 12, 2003.

BERTUCCI’S CORPORATION

FORM 10-Q

PART I:     FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 1, 2003	January 1, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,425	$13,133
Restricted cash	3,120	2,468
Accounts receivable	925	1,733
Inventories	1,257	900
Prepaid expenses and other current assets	1,770	1,995
Total current assets	14,497	20,229
Property and equipment, at cost:
Land	767	2,468
Buildings	1,374	6,671
Capital lease - buildings	3,831	—
Leasehold improvements	58,705	57,130
Furniture and equipment	42,117	36,660
	106,794	102,929
Less - accumulated depreciation	(36,958)	(31,555)
	69,836	71,374
Construction work in process	3,041	1,830
Net property and equipment	72,877	73,204

Goodwill	26,127	26,127
Deferred finance costs, net	3,536	3,714
Liquor licenses	2,426	1,763
Other assets	460	385
Total Assets	$119,923	$125,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of other long-term obligations	$92	$—
Accounts payable	8,505	7,986
Accrued expenses	9,519	13,532
Total current liabilities	18,116	21,518

Capital lease obligation, net of current portion	3,815	—
Promissory note, net of current portion	793	—
Restaurant closing reserve, net of current portion	926	1,857
Deferred gain on sale-leaseback transaction	2,139	—
Deferred rent	3,193	2,849
Senior Notes	85,310	85,310
Total liabilities	114,292	111,534
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value	37	37
Authorized - 8,000,000 shares,
Issued - 3,666,370 shares, Outstanding - 2,963,674 and 2,978,955 shares, respectively
Less treasury stock - 702,696 and 687,415 shares, respectively, at cost	(8,178)	(8,088)
Additional paid-in capital	29,004	29,004
Accumulated deficit	(15,232)	(7,065)
Total stockholders’ equity	5,631	13,888
Total Liabilities and Stockholders’ Equity	$119,923	$125,422

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2003	October 2, 2002	October 1, 2003	October 2, 2002

Net sales	$47,381	$41,664	$137,642	$119,654

Cost of sales and expenses:
Cost of sales	11,402	8,953	31,882	26,627
Operating expenses	28,833	24,973	83,726	71,685
General and administrative expenses	2,554	3,070	8,589	9,112
Asset impairment charge	4,682	—	4,682	—
Closed restaurant expenses	—	61	—	236
Depreciation, amortization, deferred rent and pre-opening expenses	3,184	3,153	9,419	8,051
Total cost of sales and expenses	50,655	40,210	138,298	115,711
(Loss) income from operations	(3,274)	1,454	(656)	3,943
Interest expense, net	(2,615)	(2,447)	(7,511)	(7,235)
Loss before income tax benefit	(5,889)	(993)	(8,167)	(3,292)

Income tax benefit	—	347	—	1,152

Net loss	$(5,889)	$(646)	$(8,167)	$(2,140)

Basic and diluted loss per share	$(1.99)	$(0.22)	$(2.75)	$(0.72)

Weighted average shares outstanding - basic and diluted	2,963,674	2,978,955	2,972,642	2,978,955

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance January 1, 2003	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(7,065)	$13,888
Purchase of common stock shares for treasury	—	—	(15,281)	(90)	—	—	(90)
Net loss	—	—	—	—	—	(8,167)	(8,167)

Balance October 1, 2003	3,666,370	$37	(702,696)	$(8,178)	$29,004	$(15,232)	$5,631

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Thirty-nine weeks ended
	October 1, 2003	October 2, 2002

Cash flows of operating activities
Net loss	$(8,167)	$(2,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8,052	7,185
Asset impairment charge	4,682	—
Deferred rent	344	271
Amortization of gain on sale-leaseback	(56)	—
Change in deferred taxes	—	2,359
Closed restaurant expenses	—	236
Gain on sale of property	—	(235)
Changes in operating assets and liabilities
Inventories	(357)	(223)
Prepaid expenses and accounts receivable	1,033	1,261
Accrued expenses	(4,556)	(4,083)
Income taxes payable	—	(3,676)
Accounts payable	519	(2,259)
Other	(144)	60
Total adjustments	9,517	896
Net cash provided by (used in) operating activities	1,350	(1,244)

Cash flows for investing activities
Additions to property and equipment	(13,288)	(13,645)
Proceeds from sale of property	—	413
Acquisition of liquor licenses	(133)	(7)
Net cash used in investing activities	(13,421)	(13,239)

Cash flows for financing activities
Net proceeds from sale-leaseback transaction	7,177	—
Promissory note payments	(67)	—
Increase in restricted cash	(652)	(897)
Purchase of stock for treasury	(90)	—
Principal payments under capital lease obligations	(5)	—
Net cash provided by (used in) financing activities	6,363	(897)

Net decrease in cash and cash equivalents	(5,708)	(15,380)
Cash and cash equivalents, beginning of period	13,133	23,235
Cash and cash equivalents, end of period	$7,425	$7,855

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$9,577	$9,124
Cash paid for income taxes	$17	$183
Capital lease entered into during period	$3,821	$—
Promissory notes issued in exhchange for rights and settlements of liabilities	$941	$—

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

Notes To Consolidated Financial Statements

October 1, 2003

(Unaudited)

1.  Basis of Presentation

The unaudited consolidated condensed financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s 2002 Form 10-K.  The operating results for the thirteen or thirty-nine weeks ended October 1, 2003 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 31, 2003.

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

In December 2002, the FASB issued SFAS No.  148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure requirements of SFAS No. 148 were implemented on January 1, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied during the fourth quarter of 2003.  The Company did not create or acquire any variable interest entities during the thirty-nine weeks ended October 1, 2003.  The adoption of this statement in the fourth quarter of 2003 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement requires an issuer classify financial instruments within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 3, 2003 with the exception of mandatory redeemable financial instruments of non-public entities, for which the provisions of this statement are applicable in the first quarter of 2004. The adoption of the applicable portions of this statement in the third quarter of 2003 did not have a material impact on the Company’s financial position or results of operations.  The Company is currently assessing the implications of adopting the mandatory redeemable financial instruments provision in 2004.

3.  Restaurant Closing Reserves

Restaurant closing reserves were established as part of the acquisition of Bertucci’s.  These reserves were related to estimated future lease commitments and exit costs to close 18 Bertucci’s locations.  In 2001, the Company accrued an additional $4.2 million related to selected locations (all of which had been closed), consisting of estimated lease commitments and certain exit costs.  It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases.  However,  due to market conditions, the Company has been unable to sublease or exit certain of these leases.  In June 2002, the Company closed one restaurant and recorded a charge of $236,000 primarily related to estimated lease termination costs.  In March 2003, the Company terminated a lease for one of its closed locations in exchange for issuing a promissory note of $455,000 payable in varying installments through 2010.  The note does not bear interest, accordingly the Company imputed interest on the note and recorded the obligation at its present value of $386,000 in other long-term obligations in the accompanying balance sheet.

Activity within the reserve was as follows:

	Thirty-nine weeks ended
	October 1, 2003	October 2, 2002

Balance, beginning of the year	$2,499	$3,351
Payments charged against reserve	(566)	(685)
Promissory note issued	(386)	—
Balance, end of period	$1,547	$2,666

Current portion (included in accrued expenses)	$621	$661
Noncurrent portion	926	2,005
	$1,547	$2,666

4.  Loss per Share

The number of shares used to calculate diluted loss per share for the periods ended October 1, 2003 and October 2, 2002 exclude the effect of 602,311 and 740,473 outstanding stock options, respectively, as the options are anti-dilutive.

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

6.  Stock-Based Compensation

The Company has elected to account for stock-based compensation using the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  No stock-based employee compensation cost related to stock options is reflected in the reported net loss, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value method.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2003	October 2, 2002	October 1, 2003	October 2, 2002
Net loss, in thousands
As reported	$(5,889)	$(646)	$(8,167)	$(2,140)
Pro Forma	$(6,042)	$(679)	$(8,627)	$(2,238)

Basic and diluted loss per share
As reported	$(1.99)	$(0.22)	$(2.75)	$(0.72)
Pro Forma	$(2.04)	$(0.23)	$(2.90)	$(0.75)

7.  Sale of Properties

In the first quarter of 2002, the Company sold land adjacent to a restaurant previously sold.  The property had a carrying value of approximately $179,000 and sold for $413,000.  The gain is included in operating expenses in the consolidated statement of operations for the thirty-nine weeks ended October 2, 2002.

In the first quarter of 2003, the Company completed a sale-leaseback transaction on three restaurant properties for $7.2 million in cash (net of fees of approximately $300,000).  The properties sold included land and buildings at three locations which the Company agreed to lease back for a 20-year period with total contractual lease obligations of approximately $16.7 million.  The portion of the contractual obligation relating to the buildings is recorded at its net present value of $3.8 million (at inception) as an obligation under a capital lease, and is included in other long-term obligations in the accompanying balance sheet.  The land portion of the obligation is classified as an operating lease, requiring future payments to be classified as operating expenses.  The gain on the sale of these properties of approximately $2.2 million has been deferred and will be recognized over the 20-year term of the leaseback.  The new lease for each of these restaurants has a term of 20 years, with two five-year renewal terms, which the Company may exercise at its option.  In addition to base rent, the Company is required to maintain the facilities for the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities.  Under the lease, the Company agreed to customary indemnities and, in the event the Company defaults on the lease, the landlord may terminate the lease, accelerate rental payments and collect liquidated damages.

8.  Other Long-Term Obligations

During the second quarter of 2003, the Company issued a promissory note in the amount of $555,000 to acquire rights to a liquor license for a 10-year period.

9.  Asset Impairment Charge

The Company’s long-lived assets consist primarily of goodwill and leasehold improvements related to its restaurant operations. SFAS No. 144 requires management to test the recoverability of long-lived assets (excluding goodwill) by comparing future cash flows expected to be generated from these assets to the carrying amounts of the assets whenever events or changes in circumstances indicate the carrying value may not be recoverable.  If cash flows are not sufficient to recover the carrying amount of the assets, impairment has occurred and the assets should be written down to fair value.  Significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity are required to be made by management in order to test for impairment under this standard.

During the third quarter of 2003, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at eleven restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the eleven restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $4.7 million.  The Company has recorded an impairment charge during the quarter to reflect the write down of the affected assets to fair value.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the consolidated financial statements of Bertucci’s Corporation, (the “Company”) and the notes thereto included herein.

General

The Company is an operator of full-service, casual dining restaurants in the northeastern United States.  The Company’s wholly owned subsidiary, Bertucci’s Restaurant Corp. owns and operates a restaurant concept under the name Bertucci’s Brick Oven Pizzeria®.  In July 1998, the Company completed its acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., a publicly-owned restaurant company for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).  The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”).  The Acquisition included 90 Bertucci’s restaurants and one Sal & Vinnie’s restaurant.  Since 1999, the Company closed the Bertucci’s test kitchen restaurant, 18 under performing Bertucci’s restaurants, one Bertucci’s restaurant that had reached the end of its lease term and the Sal and Vinnie’s restaurant.  Since January 2001, the Company has opened 18 new Bertucci’s restaurants.

As of October 1, 2003 the Company owned and operated 87 full-service, casual dining, Italian-style restaurants under the name Bertucci’s Brick Oven Pizzeria® located primarily in New England and Mid-Atlantic United States.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA

(Percentage of Net Sales)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2003	October 2, 2002	October 1, 2003	October 2, 2002
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	24.1%	21.5%	23.2%	22.3%
Operating expenses	60.8%	59.9%	60.8%	59.9%
General and administrative expenses	5.4%	7.4%	6.2%	7.6%
Asset impairment charge	9.9%	—	3.4%	—
Closed restaurant expenses	—	0.1%	—	0.2%
Depreciation, amortization, deferred rent, and pre-opening expenses	6.7%	7.6%	6.8%	6.7%
Total cost of sales and expenses	106.9%	96.5%	100.4%	96.7%
Loss (income) from operations	(6.9)%	3.5%	(0.4)%	3.3%
Interest expense, net	(5.5)%	(5.9)%	(5.5)%	(6.0)%
Loss before income tax benefit	(12.4)%	(2.4)%	(5.9)%	(2.7)%

Income tax benefit	—	0.8%	—	1.0%
Net loss	(12.4)%	(1.6)%	(5.9)%	(1.7)%

Restaurant Operating Data:
Increase in comparable restaurant sales (a)	2.4%	9.1%	4.3%	5.5%
Number of restaurants:
Restaurants open, beginning of period	86	75	80	74
Restaurants opened	1	4	7	5
Restaurant closed	—	(1)	—	(1)
Total restaurants open, end of period	87	78	87	78

(a)                The Company defines comparable restaurant sales as net sales from restaurants open at least one full fiscal year prior to the beginning of the current reported period.

Thirteen Weeks Ended October 1, 2003 Compared to Thirteen Weeks Ended October 2, 2002

Net Sales.  Total company net sales increased by $5.7 million, or 13.7%, to $47.4 million during the third quarter 2003 from $41.7 million during the third quarter 2002.  The increase was primarily due to a $952,000 (2.4%) increase in comparable restaurant sales and a $4.7 million increase in sales from fourteen restaurants opened since January 2002.  Comparable Bertucci’s restaurant dine-in guest counts decreased 3.7% for the quarter as compared to the third quarter of 2002.  Bertucci’s comparable restaurant dine-in sales increased 2.9% and comparable carry-out and delivery sales increased 0.6% for the quarter as compared to the third quarter of 2002.  The carry-out and delivery change was the result of a 2.4% increase in average transaction partially offset by 1.7% decrease in transaction counts.  The Company believes the comparable increase in dine-in sales was primarily due to strong guest response to marketing efforts, a 2.1% increase in menu prices effective March 2003 and menu mix shift to higher priced items.   In addition to traditional media advertising, the Company promoted specials with coupons throughout the third quarter 2003, including the September lobster promotion consisting of four lobster-based menu items, all with a selling price of $11.99.  The Company believes the lobster promotion accounted for approximately 1.9% of the comparable sales for the quarter.  For the 73 comparable restaurants, average weekly sales increased from $42,106 in the third quarter 2002 to $43,109 during the third quarter 2003.  For the 14 restaurants opened since January 2002, average weekly sales were $35,552 during the third quarter 2003.

Cost of Sales.  Cost of sales increased by approximately $2.5 million, or 28.1%, to $11.4 million during the third quarter 2003 from $8.9 million during the third quarter 2002.  Expressed as a percentage of net sales, overall cost of sales increased to 24.1% during the third quarter 2003 from 21.5% during the third quarter 2002.  The dollar increase was a result of higher sales from new restaurants, menu mix shift to higher cost items, increases in ingredient costs and an increase in comparable restaurant sales.  The Company believes the percent change was due primarily to menu mix shift to higher cost items, increases in ingredient costs and new restaurant inefficiencies.

Operating Expenses.  Operating expenses increased by $3.9 million or 15.5%, to $28.8 million during the third quarter 2003 from $24.9 million during the third quarter 2002.  Expressed as a percentage of net sales, operating expenses increased to 60.8% in the third quarter 2003 from 59.9% during the third quarter 2002.  The dollar increase was primarily due to increased labor costs associated with inefficiencies of five restaurant openings during the second and third quarters of 2003 (four restaurants opened during the second quarter and one restaurant opened in the third quarter) compounded by increased labor, occupancy and utility costs in comparable restaurants partially offset by reduced advertising and property and casualty insurance costs.  The percentage increase was primarily due to the higher costs and decreased leverage on occupancy costs due to the lower sales volumes of new restaurants.

General and Administrative Expenses.  General and administrative expenses decreased by approximately $516,000, or 16.8% to $2.6 million during the third quarter 2003 from $3.1 million during the third quarter 2002.  Expressed as a percentage of net sales, general and administrative expenses decreased to 5.4% in the third quarter 2003 from 7.4% during the third quarter 2002.  The dollar decrease was primarily due to lower incentive compensation costs and reduced costs of training and recruiting new restaurant managers partially offset by higher benefits and travel costs.

Asset Impairment Charge.  As discussed in Note 9 of Notes to Consolidated Financial Statements, the company recorded a charge of approximately $4.7 million in the third quarter 2003 to recognize the estimated impairment of depreciable long-lived assets at eleven restaurant locations.  Approximately $2.6 million of the charge was to recognize the impairment on three of the seven restaurants opened during 2002 due to their poor performance and the likelihood the poor performance will continue.

Depreciation, Amortization, Deferred Rent, and Pre-opening Expenses.  Depreciation, amortization, deferred rent, and pre-opening expenses increased by approximately $31,000 or 1.0%, to $3.2 million during the third quarter 2003 from $3.2 million during the third quarter of 2002.  Expressed as a percentage of net sales, depreciation, amortization, deferred rent, and pre-opening expenses decreased to 6.7% in the third quarter 2003 from 7.6% during the third quarter 2002.  The dollar variance was the result of a $361,000 increase in depreciation costs and a $15,000 increase in capital lease amortization partially offset by a $315,000 decrease in pre-opening costs and a $27,000 recognition of the deferred gain on the sale-leaseback transaction completed in the first quarter of 2003.

Interest Expense.  Net interest expense increased by approximately $168,000 or 6.9% to $2.6 million during the third quarter of 2003 from $2.5 million during the third quarter 2002.  Incremental interest expense of approximately $95,000 was incurred in the third quarter of 2003 as a result of the new capital lease.  See Note 7 of Notes to Consolidated Financial Statements.

Income Taxes.  The Company has an historical trend of recurring pre-tax losses since 1998 excluding the sale of 47 Chili’s and On The Border restaurants in 2001.  The Company anticipates its current plan for continued development of Company owned Bertucci’s restaurants will burden pre-tax profits because of the recognition of pre-opening costs and initial year inefficiencies associated with new restaurants.

During the fourth quarter of 2002 the Company recorded a full valuation allowance for its net deferred tax asset.  During the third quarter of 2003, the Company has also provided a full valuation allowance relating to the tax benefits generated during the quarter (primarily its operating losses).

Thirty-Nine Weeks Ended October 1, 2003 Compared to Thirty-Nine Weeks Ended October 2, 2002

Net Sales.  Total company net sales increased by $18.0 million, or 15.0%, to $137.6 million during the three quarters of 2003 from $119.7 million during the first three quarters of 2002.  The increase was primarily due to a $5.0 million (4.3%) increase in comparable restaurant sales and a $13.4 million increase in sales from 14 restaurants opened since January 2002, partially offset by a $379,000 decrease due to one restaurant closed at the end of the second quarter of 2002.  Of the 14 new restaurants, seven opened during 2002, two opened during the first quarter 2003, four opened during the second quarter 2003 and one opened in the third quarter 2003.  Comparable Bertucci’s restaurant dine-in guest counts decreased by 1.3% for the three quarters of 2003 as compared to the first three quarters of 2002.  Bertucci’s comparable restaurant dine-in sales increased 5.2% for the three quarters of 2003 as compared to the first three quarters of 2002 mainly as a result of a 2.1% increase in menu prices in March 2003 and menu mix shift.  Comparable Bertucci’s restaurant carry-out and delivery sales increased 1.3% for the three quarters of 2003 as compared to the same period in the prior year, primarily from a 3.4% increase in average transaction partially offset by a 2.0% decrease in transaction counts.  For the 73 comparable restaurants, average weekly sales increased from $41,170 for the first three quarters of 2002 to $42,925 for the first three quarters of 2003.  For the 14 restaurants opened since January 2002, average weekly sales were $37,843 for the first three quarters of 2003.

Cost of Sales.  Cost of sales increased by approximately $5.3 million, or 19.7%, to $31.9 million during the three quarters of 2003 from $26.6 million during the first three quarters of 2002.  Expressed as a percentage of net sales, overall cost of sales increased to 23.2% during the three quarters of 2003 compared to 22.3% during the first three quarters of 2002.  The dollar increase was primarily the result of higher sales due to new restaurants.  The Company believes the percentage increase was due to menu mix shift to higher cost items and higher cost of ingredients, partially offset by the impact of the 2.1% price increase taken March 2003.

Operating Expenses.  Operating expenses increased by $12.0 million or 16.8%, to $83.7 million during the three quarters of 2003 from $71.7 million during the first three quarters of 2002.  Expressed as a percentage of net sales, operating expenses increased to 60.8% in the three quarters of 2003 from 59.9% during the first three quarters of 2002.  The dollar and percentage increases were primarily due to increased labor costs associated with 14 additional restaurant openings since January 2002 compounded by increased labor, utilities and occupancy costs in comparable restaurants partially offset by reduced advertising costs.  Furthermore, during the first three quarters of 2002, the Company received the benefit of a $234,900 gain on the sale of land recorded as a reduction of operating expenses.  However, the Company spent $495,300 less on advertising in the three quarters of 2003 versus 2002, primarily media and print costs.

General and Administrative Expenses.  General and administrative expenses decreased by approximately $523,000, or 5.7% to $8.6 million during the three quarters of 2003 from $9.1 million during the first three quarters of 2002.  Higher corporate payroll, travel and utility costs were offset by reduced incentive compensation costs, training costs associated with new restaurant managers and meeting costs.  Expressed as a percentage of net sales, general and administrative expenses decreased to 6.2% in the three quarters of 2003 from 7.6% during the first three quarters of 2002.  The percentage reduction was primarily a result of higher sales volumes associated with 14 new restaurants opened since January 2002 and the comparable restaurant sales increase.

Asset Impairment Charge.  As discussed in Note 9 of Notes to Consolidated Financial Statements, the company recorded a charge of approximately $4.7 million in the third quarter 2003 to recognize the estimated impairment of depreciable long-lived assets at eleven restaurant locations.  Approximately $2.6 million of the charge was to recognize the impairment on three of the seven restaurants opened during 2002 due to their poor performance and the likelihood the poor performance will continue.

Depreciation, Amortization, Deferred Rent, and Pre-opening Expenses.  Depreciation, amortization, deferred rent, and pre-opening expenses increased by approximately $1.4 million or 17.0%, to $9.4 million during the three quarters of 2003 from $8.0 million during the first three quarters of 2002.  Expressed as a percentage of net sales, depreciation, amortization, deferred rent, and pre-opening expenses increased to 6.8% in the three quarters of 2003 from 6.7% during the first three quarters of 2002.  The dollar increase was primarily due to higher depreciation expenses associated with the 14 restaurants opened since January 2002 and higher pre-opening costs due to more restaurant openings during the three quarters of 2003.

Interest Expense.  Net interest expense increased by approximately $276,000, or 3.8%, to $7.5 million from $7.2 million during the three quarters of 2003 compared to the first three quarters of 2002.  The increase was primarily the result of incremental indebtedness primarily associated with the new capital lease resulting in incremental interest expense of approximately $195,000 in 2003 versus 2002 as described in Note 7 of Notes to Consolidated Financial Statements.

Income Taxes.  The Company has an historical trend of recurring pre-tax losses since 1998 excluding the sale of 47 Chili’s and On The Border restaurants in 2001.  The Company anticipates that its current plan for continued development of Company owned Bertucci’s restaurants will burden pre-tax profits because of the recognition of pre-opening costs and initial year inefficiencies associated with new restaurants.  During the fourth quarter of 2002 the Company recorded a full valuation allowance for its net deferred tax asset.  During the third quarter of 2003, the Company has also provided a full valuation allowance relating to the tax benefits generated during the quarter (primarily its operating losses).

Liquidity And Capital Resources

Net cash flows provided by operating activities were $1.3 million for the first three quarters of 2003, $2.5 million more than the $1.2 million used during the first three quarters of 2002.  As of October 1, 2003, cash and cash equivalents of $10.5 million consisted of $7.1 million of short-term investments ($3.1 million of which is restricted, see below) and the remainder in operating cash accounts.  Net cash flows provided by operating activities in the 2003 period were primarily attributable to adjustments for noncash expenses, including $8.1 million of depreciation and amortization and a $4.7 million asset impairment charge, partially offset by the Company’s net loss and changes in operating assets and liabilities.  Changes in operating assets and liabilities included a use of cash attributable to a $4.6 million decrease in accrued expenses, partially offset by a $1.0 million decrease in prepaid expenses and accounts receivable.

The Company’s 2003 capital expenditures were $13.3 million through October 1, 2003 compared to $13.6 million for the comparable prior year period.  The capital expenditures for 2003 were primarily comprised of $9.8 million for new Bertucci’s restaurants and $3.5 million for remodels and maintenance capital.  The Company anticipates it will incur approximately $4.0 million of additional capital expenditures in the last quarter of 2003, primarily relating to new restaurants.

In the first quarter of 2003, the Company completed a sale-leaseback transaction on three restaurant properties.  This transaction generated $7.2 million in cash and increased the Company’s cash contractual obligations over the next twenty years by $16.7 million, as further described in Note 7 to the Financial Statements.  Furthermore, the Company increased the amount of restricted cash by approximately $652,000 during the first three quarters of 2003.  The restricted cash served as collateral for Letters of Credit, primarily supporting property, casualty and workers’ compensation insurance.  The Company is currently negotiating a sale-leaseback transaction for an additional property, with anticipated net proceeds of approximately $1.6 million, which the Company expects to complete in the fourth quarter of 2003.

As of October 1, 2003, the Company had $90.0 million in consolidated indebtedness, $85.3 million pursuant to the Senior Notes, $3.8 million related to the capital lease portion of the sale-leaseback transaction, and $900,000 of promissory notes.  The Company has a $4.0 million (maximum) Letter of Credit Facility.  As of October 1, 2003, this facility is collateralized with $3.1 million of cash restricted from general use in support of $3.1 million of outstanding letters of credit. The Company does not have a line of credit or other similar borrowing facility.

The Company believes the cash flow generated from operations, the proceeds from the additional sale-leaseback transaction and current cash on hand should be sufficient to fund its planned operations, including debt service, lease commitments and capital expenditures, for the next twelve months.  If the Company does not obtain the proceeds of the anticipated sale-leaseback transaction, it believes it would continue to have sufficient funds to meet its ongoing debt service and lease commitments, but may have to curtail its new restaurant capital expenditures.  In addition, the Company’s growth may be impeded by its lack of short term borrowing availability.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

Contractual Obligations

As of January 1, 2003, the Company had contractual obligations as follows:

Payments Due by Period

(Dollars in Thousands)

Contractual Obligations:	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$118,098	$13,660	$39,266	$20,321	$44,851
Senior Notes	85,310	—	—	—	85,310
Closed restaurant reserve, net of sublease income estimated	2,499	642	1,347	255	255
Total Contractual Cash Obligations	$205,907	$14,302	$40,613	$20,576	$130,416

Contractual obligations executed subsequent to January 1, 2003:

Payments Due by Period

(Dollars in Thousands)

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$17,864	$614	$3,876	$2,476	$10,898
Capital Leases	9,346	391	1,218	851	6,886
Promissory Notes	941	82	122	137	600
Total new obligations	$28,151	$1,087	$5,216	$3,464	$18,384

As mentioned above, the Company entered into a sale-leaseback transaction for three properties.  The land portion is classified as an operating lease and the building portion is classified as a capital lease.  In addition, the Company executed operating leases during 2003 for four future restaurant openings.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment when events or circumstances indicate it might be impaired. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows.  This process requires the use of estimates and assumptions which are subject to a high degree of judgment.  In addition, at least annually, the Company assesses the recoverability of goodwill and other intangible assets related to its restaurant concepts. These impairment tests require the Company to estimate fair values of its restaurant concepts by making assumptions regarding future cash flows and other factors.  If these assumptions change in the future, the Company may be required to record impairment charges for these assets. As discussed in Note 9 of Notes to Consolidated Financial Statements, the company recorded a charge of approximately $4.7 million in the third quarter 2003 to recognize the estimated impairment of depreciable long-lived assets at eleven restaurant locations.

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

Forward-Looking Statements

All statements other than statements of historical facts included in this Report on Form 10-Q, including, without limitation, statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct.  Factors that could cause actual results to materially differ include, without limitation, the Company’s high degree of leverage could, among other things, reduce Company’s ability to obtain financing for operations and expansion, place the Company at a competitive disadvantage and limit the Company’s flexibility to adjust to changing market conditions; the challenges of managing geographic expansion; changes in food costs, supplies and key supplier relationships; and the possible adverse impact of government regulation on the Company.  Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

a)       Evaluation of disclosure contro1s and procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation our principal executive officer and principal financial officer concluded these disclosure controls and procedures are effective and designed to ensure the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

b)       Changes in internal controls.  There was no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-l5(f) under the Securities and Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter which materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1        Certification of Benjamin R. Jacobson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).

31.2        Certification of Kurt J. Schnaubelt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).

(*) – Included with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERTUCCI’S CORPORATION
(Registrant)

Date:	November 12, 2003	By: /s/ Benjamin R. Jacobson
Chairman of the Board of Directors,
Chief Executive Officer, Treasurer
(Principal Executive Officer)

Date:	November 12, 2003	By: /s/ Kurt J. Schnaubelt
Chief Financial Officer,
Senior Vice President – Finance and
Administration (Chief Accounting Officer)