Form 10-K
period 2003-12-31
BERTUCCIS CORP
filed 2004-03-29
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT VOLUNTARILY FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

PART I

ITEM 1.  BUSINESS

Overview

Bertucci’s Corporation, formerly NE Restaurant Company, Inc. (the “Company”), through its wholly owned subsidiaries Bertucci’s Restaurant Corp. and Bertucci’s, Inc. (“Bertucci’s”), owns and operates a full service casual dining restaurant concept under the name Bertucci’s Brick Oven Pizzeria® (“Bertucci’s restaurants”).  The Company was originally formed as a limited partnership in 1991 to acquire 15 Chili’s Bar & Grill restaurants (“Chili’s”) from a prior franchisee.  The Company was incorporated in Delaware in 1994.  The Company grew through the addition of 25 new Chili’s and seven On The Border restaurants in New England.  The Company developed and operated these restaurant franchises under franchise agreements with Brinker International, Inc., a publicly-owned company (“Brinker” or the “Franchisor”).

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

In April 2001, the Company completed the sale of 40 Chili’s and seven On The Border restaurants to Brinker (the “Brinker Sale”) for a total consideration of $93.5 million.  Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as the four Chili’s restaurants under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.  The Company recorded a gain in 2001 on the Brinker Sale of $36.9 million before income taxes.  During 2003 the Company concluded certain liabilities recorded in connection with the Brinker Sale were no longer required and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

In October 2001, the Company formed Bertucci’s Franchise Corp., a Delaware corporation, for the purpose of selling development and licensing rights to investors wishing to operate Bertucci’s restaurants.  Bertucci’s Franchise Corp. is a wholly owned subsidiary of the Company.  Since its inception, Bertucci’s Franchise Corp. has incurred organization and operating expenses but has not sold any development or licensing rights.

As of December 31, 2003 the Company owned and operated 89 full-service, casual dining, Italian-style restaurants under the name Bertucci’s Brick Oven Pizzeria® located primarily in New England and Mid-Atlantic United States.

Concept

Bertucci’s restaurants are full-service, casual dining restaurants offering high quality, moderately priced Italian food. Units are open seven days a week for lunch and dinner, appealing to both families and adult markets.  Bertucci’s differentiates itself from other restaurants by offering a variety of freshly prepared foods using high quality ingredients and brick-oven baking techniques.  Bertucci’s also distinguishes itself with a contemporary Tuscan-style and an open-kitchen design.  The first Bertucci’s opened in Somerville, Massachusetts in 1981.

Restaurant Overview and Menu

Bertucci’s restaurants offer a distinctive menu and a contemporary Tuscan-style design that offers a unique dining experience at a reasonable price.  Bertucci’s specializes in a wide assortment of Italian regional pasta, chicken, veal and seafood dishes, salads, and premium brick oven pizza. The chain’s signature pizza is prepared in brick ovens that bake at unusually high temperatures, enabling the production of a light crust and preservation of natural flavors and moisture of toppings. Natural fresh ingredients are used to ensure high quality and freshness. The Company makes its own dough, sauces and toppings in each unit, thus preparing its menu fresh each day.  In addition, Bertucci’s menu features a variety of appetizers, soups, and calzones.  Management believes that Bertucci’s original recipes and brick-oven baking techniques combine to produce superior products that are difficult to duplicate.  Wine and beer are available at all Bertucci’s locations and full bar service is available at most Bertucci’s restaurants.  Price points generally range from $6.99 to $9.99 for lunch entrees and $8.99 to $14.99 for dinner entrees.  Most items on the menu may be purchased for take-out service or delivery, which together accounted for approximately 22% of net sales in fiscal 2003.

Restaurant Design

Bertucci’s restaurants are freestanding or in-line buildings averaging approximately 6,020 square feet in size with a seating capacity of approximately 160 people.  Each Bertucci’s restaurant features a contemporary Tuscan-style, open-kitchen design centered around brick ovens.  Ingredients are displayed and food is prepared on polished granite counters located in front of the brick ovens, in plain view of diners.  Bertucci’s restaurants historically have been built in varying sizes and designs, with no two interior decors exactly alike.  Most restaurants were re-imaged in recent years and feature a relaxing Tuscan atmosphere with similar and consistent elements.  Because management believes unit economics benefit from a standardized design, in 2000 the Company developed a prototype design incorporating approximately 5,400 square feet and 170 seats.  The first restaurant with this prototypical design opened in Danbury, Connecticut in late January 2001.  The Company has since modified the prototype design which currently envisions approximately 5,800 square feet and 200 seats per location. The first restaurant with the modified prototypical design opened in Christiana, Delaware in December 2003.  Key features of the prototype design are a separate carryout designation, a bar/waiting area and modification of interior elements, including new floor and ceiling materials and new furniture.

Restaurant Development

Expansion.  The Company expects to grow through the opening of new Bertucci’s restaurants over the next several years.  The Company expects to finance the development of Bertucci’s through a combination of cash on hand and cash from operations.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Site Selection and Construction.  Management’s site selection strategy for new restaurants focuses on high-density, high-traffic, high-visibility sites which are, for the most part, positioned within existing markets to take advantage of certain operational efficiencies.  Management seeks out sites with a mixture of retail, office, residential and entertainment concentration which promote both lunch and dinner business.  Management devotes significant time and resources to identify and analyze potential sites, as it believes that site selection is crucial to its success.  Management also believes that multiple locations focused in defined geographic areas will result in increased market penetration and brand recognition, and will permit advertising, management, purchasing and administrative efficiencies.  The typical time period required to select a site and build and open a full-service restaurant averages 15 to 18 months.

Franchising.  Management believes that franchising can be an efficient vehicle to develop restaurants in markets far from the Company’s current locations.  Although the Company has not been aggressively pursuing a franchise strategy, it believes any such plan should be consistent with Bertucci’s corporate plan of quickly establishing strong market penetration and media efficiency in franchised markets.  Compared to the Company’s traditional growth strategies, the Company believes franchising can provide an alternative development strategy that requires minimal cash outlay, although additional costs would be required in franchise sales, operations, marketing, purchasing, and training.  The Company anticipates, however, that royalty fees could exceed these costs after a reasonable start-up period.

Quality Control

Each Bertucci’s restaurant typically has a general manager and two to three assistant managers who are responsible for assuring compliance with Bertucci’s operating procedures and for the training and supervision of restaurant employees.  The general managers report to district managers who oversee, on average, between five and eight Bertucci’s restaurants.  The Company believes quality control operations of Bertucci’s are enhanced by the work of three regional chefs who provide support to restaurant management and ensure quality of food preparation.

Management Incentive Programs

Management has developed a profit-based reward system for its restaurant level managers with bonus levels directly tied to each restaurant’s quality of food and service as well as restaurant profitability.  The Company believes this incentive program has contributed significantly to the entrepreneurial spirit of its restaurants and, ultimately, to overall guest satisfaction and Company profitability.  In 2001, Bertucci’s implemented a Managing Partner (“MP”) Program which allows general managers with over two years’ experience at Bertucci’s to earn a higher rate of bonus, options for the Company’s common stock and other benefits.  The Company believes that the combination of these incentives improves stability of the restaurant management teams and such stability improves sales and profits.

Training

The Company places significant emphasis on the proper training of its employees.  Training is designed to increase product quality, operational safety, overall productivity and guest satisfaction and to foster the concept of ‘‘continuous improvement.’’  The Company requires new non-management employees to undergo extensive training administered by restaurant-level managers to improve the confidence, productivity, proficiency level and customer relations skills of such employees.  The Company also requires all of its managers to complete a comprehensive management training program developed by the Company.  This program instructs management trainees in detailed, concept-specific food preparation standards and procedures as well as administrative and human resource functions.  This training is largely conducted at specified restaurants which are designated as ‘‘training restaurants’’ and also incorporates training manuals and other written guides.  At the end of the process, trainee skills are tested by a variety of means including a full-day written examination.  Initial instruction is typically followed up by periodic supplemental training.  When the Company opens a new restaurant, management positions are typically staffed with personnel who have had previous experience in a management position at another Bertucci’s restaurant.  In addition, a highly experienced training team assists in opening the restaurant.  Prior to opening, all hourly staff personnel undergo a week of intensive training conducted by the restaurant training team.

During 2001, the Company implemented the Bertucci’s University program for restaurant managers.  The Bertucci’s University program consists of a one-week training session at the Company’s headquarters where new managers are taught, among other things, safety and security, computers and information systems, responsible alcohol service and applied foodservice sanitation.  Management believes that the testing during Bertucci’s University is rigorous and that the managers who graduate from this program are better prepared for running Bertucci’s restaurants. Since its implementation there have been 251 graduates of Bertucci’s University.

Advertising and Marketing

The Company’s overall marketing objective is to grow brand recognition, thereby increasing revenues and profitability.  Management utilizes strategies that create customer trial of new products/events so as to increase the share of visits and average guest check, yet maintain a unique dining experience and brand personality.  The Company recognizes the need to build brand awareness in order to increase market share.  Its advertising plan is designed to increase brand awareness, trial and share of visits from its target market by providing media coverage in markets where the Company has sufficient penetration to support media at competitive levels.  In those markets where the Company has its highest penetration, television and radio advertising is provided.  In its secondary markets, the Company utilizes more cost-effective localized marketing vehicles including newspaper inserts, radio, and direct mail.

Purchasing

The Company negotiates directly with suppliers of food and beverage products and other restaurant supplies to ensure consistent quality and freshness of products and to obtain competitive prices.  Although the Company believes that essential restaurant supplies and products are available on short notice from several sources, the Company uses one full-service distributor for a substantial portion of its restaurant supplies and product requirements, with such distributor charging the Company fixed mark-ups over prevailing wholesale prices.  The Company has a five-year contract with its full-service distributor which is terminable by either party upon 120 days prior notice.  The Company also has arrangements with several smaller and regional distributors for the balance of its purchases.  These distribution arrangements have allowed the Company to benefit from economies of scale and resulting lower commodity costs.  Smaller day-to-day purchasing decisions are made at the individual restaurant level.  The Company has not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

Information Systems and Restaurant Reporting

Information Systems.  The Company’s information systems provide detailed monthly financial statements for each restaurant, bi-monthly restaurant inventories, menu mix, cash management and payroll analysis.  Preliminary financial reports are available within two days of the period close and the restaurant-level information is consolidated at the Company’s headquarters.  Restaurant managers are able to respond to changes in their business daily, weekly or monthly, as necessary.  Sales, menu mix, cash management and basic operating information are each processed daily and reported on the Company’s internal system. The other varying levels of systems data are consolidated and processed by the Company at its headquarters daily, weekly or monthly, as management deems appropriate.

Point of Sale (“POS”).  All restaurants use the Micros 3700 POS system.  Management believes the consistency and reliability of the POS system is the backbone of the technical infrastructure.  The consistency between restaurants provides efficiencies for multi-restaurant operations, training and support.  The POS data is retrieved from each restaurant daily and processed at the Company’s headquarters.

Data Warehouse.  The Company manages a data warehouse, tracking information as minute as guest check detail.  Management believes the data warehouse provides multiple views of operational data which enables the Company to spot trends, evaluate price sensitivity and track new items/combinations.

Trademarks, Service Marks and Other Intellectual Property

Bertucci’s has registered, among others, the names “‘Bertucci’s®” and “‘Bertucci’s Brick Oven Pizzeria®” as service marks and trademarks with the United States Patent and Trademark Office.

Management is aware of names similar to that of Bertucci’s used by third parties in certain limited geographical areas.  Such third-party use may prevent the Company from licensing the use of the Bertucci’s mark for restaurants in such areas.  Except for these areas, management is not aware of any infringing uses that could materially affect the Company’s business.

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

Employees

At December 31, 2003, the Company had approximately 1,725 full-time employees (of whom 75 are based at the Company’s headquarters) and approximately 4,550 part-time employees.  None of the Company’s employees are covered by a collective bargaining agreement.  The Company surveyed its employees in 2003, 2002, and 2001 to assess satisfaction and determine ways to improve company work conditions and relations.  These surveys support the Company’s belief that its relations with its employees are good.

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

Employee Loans

In February 2002, the Company extended loans to 14 members of management (including eight officers).  The demand notes accrued interest at 8%, payable quarterly.  The demand notes totaled $157,000 at January 1, 2003 and were paid in full as of February 13, 2003.

Government Regulations

Each of the Company’s restaurants is subject to licensing and regulation by a number of governmental authorities on matters which include, among other things, health, safety, fire and alcoholic beverage control in the state or municipality in which the restaurant is located.  Difficulties or failures in obtaining required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area.  In addition, failure to maintain a required license or approval could result in the temporary or permanent closing of an existing restaurant.

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

Restaurant Locations

The table below identifies the location of the restaurants operated by the Company during fiscal 2003.

State	Open as of 01/01/2003	Openings	Closings	Open as of 12/31/2003
Connecticut	11	—	—	11
Delaware	1	1	—	2
District of Columbia	2	—	—	2
Maryland	5	1	—	6
Massachusetts	37	1	—	38
New Hampshire	3	—	—	3
New Jersey	4	2	—	6
New York	3	—	—	3
North Carolina	—	2	—	2
Pennsylvania	6	1	—	7
Rhode Island	2	—	—	2
Virginia	6	2	(1)	7
Total	80	10	(1)	89

Of the 89 restaurants operated by the Company at December 31, 2003, the Company leases all but one restaurant which is owned in fee.  Leases for existing restaurants are generally for terms of 15 to 20 years and provide for additional option terms and a specified annual rental. Most of these leases provide for additional rent based on sales volumes exceeding specified levels. Leases for future restaurants will likely include similar rent provisions.  Bertucci’s restaurant lease terms remaining range from less than one to 24 years.  The majority of such leases provide for an option to renew for additional terms ranging from five years to 20 years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of March 15, 2004, there was no established public trading market for any class of common equity security of the Company.

Record Holders

As of March 15, 2004, there were 93 holders of Common Stock of the Company, $.01 par value per share.  As of March 15, 2004, the Company did not have any other class of common equity security issued and outstanding.

Dividends

The Company has not paid any dividends in the last five years.  Furthermore, the Company does not foresee declaring or paying any cash dividends in the immediate future.  Moreover, the indenture governing the Senior Notes significantly limits, and in certain cases prohibits, payment of cash dividends without the lender’s approval.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The data for fiscal years ended 1999 through 2003 are derived from audited financial statements of the Company.  Selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.  Historical results are not necessarily indicative of results to be expected in the future.  The Brinker Sale and the 53rd week of fiscal 2000 affect the comparability of results on a year-to-year basis.

	Statements of Operation Data (in thousands except per share amounts) Fiscal Year Ended
	December 31, 2003	January 1, 2003	January 2, 2002	January 3, 2001 (a)	December 29, 1999
Net sales	$186,172	$162,319	$186,638	$284,933	$267,665
Cost of sales and expenses (b)
Cost of sales	43,544	35,667	44,855	74,266	73,184
Operating expenses	113,076	96,413	111,795	162,098	155,426
General and administrative expenses	11,320	12,124	12,548	16,392	15,400
Deferred rent, depreciation, amortization and preopening expenses	12,700	10,733	13,142	17,333	17,055
Closed restaurants charge	—	236	4,200	479	—
Asset impairment charge	4,682	—	1,800	—	—
Loss on abandonment of Sal & Vinnie’s	—	—	—	2,031	—
Cost of sales and expenses	185,322	155,173	188,340	272,599	261,065
Income (loss) from operations	850	7,146	(1,702)	12,334	6,600
Other income (expense)
Gain on Brinker Sale	650	—	36,932	—	—
Gain on retirement of Senior Notes	—	—	2,290	—	—
Interest expense, net (b)	(10,101)	(9,587)	(11,365)	(15,838)	(14,815)
Other (expense) income	(9,451)	(9,587)	27,857	(15,838)	(14,815)
(Loss) income before income tax provision (benefit), and cumulative effect of change in accounting principle	(8,601)	(2,441)	26,155	(3,504)	(8,215)
Income tax provision (benefit)	—	2,697	11,195	(115)	(2,357)
(Loss) income before cumulative effect of change in accounting principle	(8,601)	(5,138)	14,960	(3,389)	(5,858)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(678)
Net (loss) income	$(8,601)	$(5,138)	$14,960	$(3,389)	$(6,536)

Basic (loss) income per share before cumulative effect of change in accounting principle	$(2.90)	$(1.72)	$5.02	$(1.14)	$(1.97)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.22)
Basic (loss) income per share	$(2.90)	$(1.72)	$5.02	$(1.14)	$(2.19)

Weighted average shares outstanding	2,970,403	2,978,955	2,978,955	2,981,414	2,988,050

Diluted (loss) income per share before extraordinary item and cumulative effect of change in accounting principle	$(2.90)	$(1.72)	$4.60	$(1.14)	$(1.97)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.22)
Diluted (loss) income per share	$(2.90)	$(1.72)	$4.60	$(1.14)	$(2.19)

Weighted average shares outstanding	2,970,403	2,978,955	3,252,605	2,981,414	2,988,050

Comparable restaurant sales (c)	4.1%	5.8%	2.2%	4.8%	2.1%

a)              Fiscal 2000 was comprised of 53 weeks.  All other years presented were comprised of 52 weeks.

b)             Certain amounts (operating expenses, general and administrative expenses, depreciation, amortization and preopening expenses, and interest expense, net) have been reclassified to conform to the current year presentation.

c)              The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year.  The comparable sales in 2003, 2002 and 2001 relate to Bertucci’s only, 2000 and 1999 relate to the combined company (Bertucci’s, Chili’s, On The Border and, for 1999 only, Sal & Vinnie’s).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Item 1.  Business,” “Item 6.  Selected Financial Data,” the Company’s Consolidated Financial Statements and Notes thereto and the information described under the caption “Risk Factors” below.

General

Bertucci’s Corporation, formerly NE Restaurant Company, Inc. (the “Company”), through its wholly owned subsidiaries Bertucci’s Restaurant Corp. and Bertucci’s, Inc. (“Bertucci’s”), owns and operates a full service casual dining restaurant concept under the name Bertucci’s Brick Oven Pizzeria® (“Bertucci’s restaurants”).  The Company was originally formed as a limited partnership in 1991 to acquire 15 Chili’s Bar & Grill restaurants (“Chili’s”) from a prior franchisee.  The Company was incorporated in Delaware in 1994.  The Company grew through the addition of 25 new Chili’s and seven On The Border restaurants in New England.  The Company developed and operated these restaurant franchises under franchise agreements with Brinker International, Inc., a publicly-owned company (“Brinker” or the “Franchisor”).

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

In April 2001, the Company completed the sale of 40 Chili’s and seven On The Border restaurants to Brinker (the “Brinker Sale”).  Total consideration, subject to closing adjustments, was $93.5 million.  Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as the four Chili’s restaurants under development by the Company.  Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants. The Company recorded a gain in 2001 on the Brinker Sale of $36.9 million before income taxes. During 2003 the Company concluded certain liabilities recorded in connection with the Brinker Sale were no longer required and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

The pro forma Consolidated Statement of Operations set forth below reflects the recognition of the Brinker Sale as if the disposition occurred on January 2, 2001.  Accordingly operating results of the restaurants subject to the Brinker Sale are removed in the pro forma information provided. The pro forma historical financial information is not a measure of financial performance under generally accepted accounting principles (“GAAP”), although the figures are derived from the Company’s information prepared in accordance with GAAP.  A reconciliation of these pro forma results to the Company’s results of operations calculated in accordance with GAAP is provided in the Statement.  Management uses this pro forma information to evaluate the comparative performance of its continuing business.  The Company’s historical pro forma financial information should not be considered in isolation or as a substitute for its historic financial performance calculated and presented in accordance with GAAP.

BERTUCCI’S CORPORATION

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited - in thousands, except share and per share data)

52 Weeks Ended January 2, 2002

	As Reported	Brinker Sale	Pro Forma

Net sales	$186,638	$(36,527)	$150,111

Cost of sales and expenses:
Cost of sales	44,855	(10,330)	34,525
Operating expenses	111,795	(21,643)	90,152
General and administrative expenses	12,548	(1,329)	11,219
Deferred rent, depreciation, amortization and preopening expenses	13,142	(4,410)	8,732
Closed restaurants charge	4,200	—	4,200
Asset impairment charge	1,800	—	1,800
Total cost of sales and expenses	188,340	(37,712)	150,628
(Loss) income from operations	(1,702)	1,185	(517)

Other income (expense):
Gain on Brinker Sale	36,932	(36,932)	—
Gain on retirement of Senior Notes	2,290	(2,290)	—
Interest expense, net	(11,365)	1,114	(10,251)
Other income (expense)	27,857	(38,108)	(10,251)
Income (loss) before income tax provision (benefit)	26,155	(36,923)	(10,768)
Income tax provision (benefit)	11,195	(14,837)	(3,642)
Net income (loss)	$14,960	$(22,086)	$(7,126)

Basic income (loss) per share	$5.02	$(7.41)	$(2.39)

Basic weighted average shares outstanding	2,978,955	2,978,955	2,978,955

Diluted income (loss) per share	$4.60	$(7.41)	$(2.39)

Diluted weighted average shares outstanding	3,252,605	2,978,955	2,978,955

Results of Operations

For all the Company’s restaurants, net sales consist of food, beverage and alcohol sales.  Cost of sales consists of food, beverage and alcohol costs as well as supplies used in carry-out and delivery sales.  Total operating expenses consist of five primary categories:  (i) labor expenses; (ii) restaurant operations; (iii) facility costs; (iv) office expenses; and  (v) non-controllable expenses, which include such items as Company advertising expenses, rent and insurance.  General and administrative expenses include costs associated with those departments of the Company that assist in restaurant operations and management of the business, including multi-unit supervision, accounting, management information systems, training, executive management, purchasing and construction.

The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in the Company’s consolidated statements of operation, and the pro forma consolidated statement of operations above (see reconciliation above), for the periods indicated:

STATEMENT OF OPERATIONS DATA

(Percentage of Net Sales for Fiscal Years Presented)

				Proforma Bertucci’s (*)
	December 31, 2003	January 1, 2003	January 2, 2002	January 2, 2002

Net sales	100.0	100.0	100.0	100.0

Cost of sales and expenses:
Cost of sales	23.4	22.0	24.0	23.0
Operating expenses	60.7	59.4	59.9	60.1
General and administrative expenses	6.1	7.5	6.7	7.5
Deferred rent, depreciation, amortization and preopening expenses	6.8	6.6	7.0	5.8
Asset impairment charge	2.5	—	1.0	1.2
Closed restaurants charge	—	0.1	2.3	2.8
Total cost of sales and expenses	99.5	95.6	100.9	100.4
Income (loss) from operations	0.5	4.4	(0.9)	(0.4)

Other (expense) income:
Gain on Brinker Sale	0.3	—	19.8	—
Gain on retirement of Senior Notes	—	—	1.2	—
Interest expense, net	(5.4)	(5.9)	(6.1)	(6.8)
Other (expense) income	(5.1)	(5.9)	14.9	(6.8)

(Loss) income before income tax provision (benefit)	(4.6)	(1.5)	14.0	(7.2)
Income tax provision (benefit)	—	1.7	6.0	(2.4)
Net (loss) income	(4.6)	(3.2)	8.0	(4.8)

*          See Pro Forma reconciliation above

Year Ended December 31, 2003 Compared to Year Ended January 1, 2003

Net Sales.  Total net sales increased by $23.9 million, or 14.7%, to $186.2 million during fiscal 2003 from $162.3 million during fiscal 2002.  The increase was due to a 4.1% increase in the 73 comparable Bertucci’s restaurants, the incremental 232 restaurant weeks resulting from full year operations of seven new restaurants built during 2002 (including the closing of one of those restaurants) and the addition of 10 new restaurant openings in 2003 that contributed an incremental 207 restaurant weeks partially offset by the closing of one restaurant in mid-2002.  Bertucci’s comparable restaurant dine-in sales increased 4.8% while comparable Bertucci’s restaurant carry-out and delivery sales increased 1.6% for fiscal 2003.  The comparable guest counts, measured on dine-in business only, decreased by 1.3% in 2003 versus 2002.  The Company believes that the majority of the comparable sales increases have been a result of a shift in menu mix and an approximate 2.1% price increase in March 2003.  The aforementioned combined price increase and shift in menu mix combined to drive a 6.4% increase in dine-in revenue per person in 2003 versus 2002.  The 73 comparable restaurants’ sales average during 2003 was $2.2 million while the sales average for the six restaurants that opened during 2002 and were opened a full year of 2003 was $1.9 million.  The average weekly sales for the 10 restaurants opened during 2003 was $41,223.

Cost of Sales.  Cost of sales as a percentage of net sales increased to 23.4% during fiscal 2003 from 22.0% during fiscal 2002.  The increase was primarily attributable to a cost increase in key commodities used as ingredients, primarily seafood, oil, flour, selected dairy products, as well as a shift to new menu items introduced in 2003 which have higher ingredient costs (expressed as a percent of selling prices).  The Company believes that this shift in menu emphasis will likely continue into 2004.

Operating Expenses. Operating expenses increased by $16.7 million, or 17.3%, to $113.1 million during fiscal 2003 from $96.4 million during fiscal 2002.  The key components of operating expenses are payroll (including related employer taxes), utilities, restaurant facilities maintenance, rent and advertising.  The dollar increase in these expenses is primarily attributable to the additional restaurants.  The percentage increase to 60.7% in fiscal 2003 from 59.4% in fiscal 2002 resulted primarily from cost increases in payroll taxes, benefits, and utilities and negative leverage of restaurant manager payroll and occupancy over the lower new restaurant sales.

General and Administrative Expenses. General and administrative expenses decreased by $800,000, or 6.6%, to $11.3 million during fiscal 2003 from $12.1 million during fiscal 2002.  Expressed as a percentage of net sales, general and administrative expenses decreased to 6.1% in fiscal 2003 from 7.5% during fiscal 2002.  The dollar and percentage decreases were primarily due to a $1.1 million decrease in incentive payments to corporate management as the Company did not meet its internal earnings target in fiscal 2003, lower restaurant management recruiting and training costs partially offset by higher travel and real estate selection costs.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses increased by approximately $2.0 million, or 18.7%, to $12.7 million during fiscal 2003 from $10.7 million during fiscal 2002. Due to ten restaurant openings in 2003, the Company incurred $2.1 million in preopening expenses, a $600,000 increase over 2002 during which there were seven restaurant openings. The additional restaurants from both fiscal 2003 and 2002 resulted in an incremental $1.3 million of depreciation expense in fiscal 2003.

Asset Impairment Charge.  The Company assessed certain non-performing restaurants for recoverability as required.  The Company determined an impairment of fixed assets existed at eleven restaurant locations.  An estimate of the fair value of these assets based on the net present value of the expected cash flows of the eleven restaurants was made and the carrying amount of the assets was found to exceed the fair value of the assets by approximately $4.7 million.  An impairment charge in that amount was made to reflect the write down of the affected assets to fair value.

Gain on Brinker Sale. The Company recorded a gain in 2001 on the Brinker Sale of $36.9 million before income taxes. During 2003 the Company concluded certain liabilities recorded in connection with the Brinker Sale were no longer required and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

Interest Expense, net.  Interest expense, net, increased by approximately $500,000 to $10.1 million during fiscal 2003 from $9.6 million during fiscal 2002.  Interest expense is primarily comprised of $9.5 million paid in semi annual installments on the 10 3/4% Senior Notes.  In fiscal 2003, $309,000 of interest was incurred on capital lease obligations recorded in conjunction with two sale leaseback transactions. Additionally, interest income decreased by $166,000 primarily due to lower interest rates.  Lastly, deferred finance costs amortization increased approximately $70,000 as approximately $530,000 was capitalized in fiscal 2003 in conjunction with the sale leaseback transactions ( See Note 7 of Notes to Consolidated Financial Statements).

Income Taxes.  The Company has an historical trend of recurring pre-tax losses since 1998 excluding the Brinker sale.  The Company anticipates that its current plan for continued development of Company owned Bertucci’s restaurants will burden pre-tax profits because of the recognition of pre-opening costs and initial year inefficiencies associated with new restaurants.  During the fourth quarter of 2002 the Company recorded a full valuation allowance for its net deferred tax asset.  The Company has also provided a full valuation allowance relating to the tax benefits generated during 2003 (primarily from its operating losses).

Year Ended January 1, 2003 Compared to Year Ended January 2, 2002

Net Sales.  Total Company net sales decreased by $24.3 million, or 13.0%, to $162.3 million during fiscal 2002 from $186.6 million during fiscal 2001.  The decrease was primarily due to the Brinker Sale, partially offset by increased sales for the Bertucci’s restaurants.  Net sales for the Bertucci’s restaurants for fiscal 2002 increased by 8.1%, or $12.2 million, as compared to fiscal 2001 due to seven new restaurants and a 5.8% increase in comparable restaurant sales, partially offset by two restaurant closings in 2001 and one restaurant closing in 2002.  Comparable Bertucci’s restaurant dine-in guest counts increased over fiscal 2001 by 3.8%.  Bertucci’s comparable restaurant dine-in sales increased 6.7% while comparable Bertucci’s restaurant carry-out and delivery sales increased 2.7% for fiscal 2002.  The Company believes that the majority of the comparable sales increases were the result of increased guest visits combined with a shift in menu mix and an approximate 1.0% price increase in April 2002.

Cost of Sales. Cost of sales as a percentage of net sales decreased to 22.0% during fiscal 2002 from 24.0% during fiscal 2001.  The change was primarily due to the Brinker Sale as Brinker Concept Restaurants ran a higher cost of sales than Bertucci’s restaurants.  Bertucci’s restaurant cost of sales decreased to 22.0% of net sales during fiscal 2002 from the pro forma cost of sales rate of 23.0% during fiscal 2001.  The Company believes that management efficiency, sound purchasing practices and lower cost of ingredients combined to effectuate the favorable change in Bertucci’s restaurant cost of sales percentage.

Operating Expenses. Operating expenses decreased by $15.4 million, or 13.8%, to $96.4 million during fiscal 2002 from $111.8 million during fiscal 2001.  The dollar decrease was primarily due to the Brinker Sale.  Expressed as a percentage of net sales, operating expenses decreased to 59.4% in fiscal 2002 from 59.9% during fiscal 2001. Operating expenses for Bertucci’s restaurants increased by $6.3 million, or 6.9%, to $96.4 million during fiscal 2002 from $90.1 million during fiscal 2001.  Expressed as a percentage of Bertucci’s restaurant net sales, operating expenses for the Bertucci’s restaurants decreased to 59.4% in fiscal 2002 compared to the pro forma operating expense rate of 60.1% in fiscal 2001.  The dollar increases were primarily due to a net increase in Bertucci’s restaurants open during fiscal 2002 as well as overall higher advertising expenses, increased labor costs from new restaurant inefficiencies and higher insurance costs partially offset by reduced utility expenses.  The pro forma percent decrease was primarily due to favorable changes in labor, supplies and occupancy costs in relation to net sales partially offset by increased advertising and insurance expenses.

General and Administrative Expenses. General and administrative expenses decreased by $424,000, or 3.4%, to $12.1 million during fiscal 2002 from $12.5 million during fiscal 2001.  Expressed as a percentage of net sales, general and administrative expenses increased to 7.5% in fiscal 2002 from 6.7% during fiscal 2001.  The dollar decrease was primarily due to staff reduction as a result of the Brinker Sale and, to a lesser degree, reduced corporate office rent due to the Company’s move to a smaller facility in August 2001 partially offset by higher recruiting and training costs for new restaurant managers. The percentage increase is a result of unfavorable leverage of the sales reduction due to the Brinker Sale combined with higher new restaurant management recruiting and training costs.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $2.4 million, or 18.3%, to $10.7 million during fiscal 2002 from $13.1 million during fiscal 2001.  Expressed as a percentage of net sales, deferred rent, depreciation, amortization and preopening expenses decreased to 6.6% in fiscal 2002 from 7.0% during fiscal 2001.  The dollar decrease was primarily due to elimination of goodwill amortization resulting from the Company’s adoption of SFAS No. 142 as discussed in Note 4 to the Consolidated Financial Statements and, to lesser extent, the Brinker Sale.  The percentage decrease resulted from the elimination of goodwill amortization partially offset by unfavorable leverage of the sales reduction due to the Brinker Sale.

Interest Expense.  Interest expense decreased by approximately $1.8 million to $9.6 million during fiscal 2002 from $11.4 million during fiscal 2001.  The decrease was due to: a) the Brinker Sale, as $40.9 million of mortgage indebtedness was assumed by Brinker; and b) the retirement of $14.7 million of Senior Notes in July 2001 by using a portion of the proceeds of the Brinker Sale; partially offset by c) a reduction in interest income as a result of reduced investments combined with lower market interest rates.

Income Taxes. The fiscal 2002 tax provision of $2.7 million resulted from the recognition of a valuation allowance against deferred tax assets of $4.1 million.  The future tax benefits which gave rise to the original recognition of a deferred tax asset remain statutorily available to the Company.  The provisions of SFAS No. 109 require the Company to consider both negative and positive evidence in determining if a valuation allowance is required.  The Company’s 2001 results were favorably impacted by the Brinker Sale and without it would have recorded a pre-tax loss.  Thus, the Company has an historical trend of recurring pre-tax losses since 1998 excluding the Brinker Sale.  The fiscal 2002 loss and the Company’s plans for continued development of Company owned restaurants were expected to burden pre-tax profits because of the recognition of preopening costs and initial year inefficiencies associated with new restaurants.  As a result, management recorded a valuation allowance for the remaining value of deferred tax assets in 2002.

Liquidity and Capital Resources

The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow, bank and mortgage borrowings, the sale of the Senior Notes, the sale of Common Stock, and, in fiscal 2003, two sale leaseback transactions. Future capital and working capital needs are expected to be funded from operating cash flow and cash on hand.

Net cash flows from operating activities were $8.4 million for fiscal 2003 as compared to $8.2 million for fiscal 2002. While the fiscal 2003 net loss increased $3.5 million over the fiscal 2002, included in the net loss was a $4.7 million non-cash asset impairment charge and a $1.3 million increase in depreciation expense due to additional restaurants. Further, the Company completed two sale-leaseback transactions on four restaurant properties which generated $7.2 million and $1.8 million in cash, respectively (net of fees totaling approximately $530,000). These funds, plus the $13.1 million of cash on hand at the beginning of fiscal 2003, allowed the Company to fund capital expenditures totaling $16.7 million. As of December 31, 2003, the Company had $12.6 million in cash and cash equivalents.

The Company’s capital expenditures were $16.7 million, $17.2 million, and $12.3 million, for fiscal 2003, 2002, and 2001, respectively.  In fiscal 2003, $12.4 million of the capital spending was for new restaurant development.  The remaining $4.3 million was for remodeling and upgrading facilities in the existing restaurants and for corporate office equipment and furniture. The Company expects to open three new restaurants in fiscal 2004, with capital expenditures anticipated to total approximately $8.0 million (including new restaurants and maintenance capital).

As of December 31, 2003, the Company had $91.9 million in consolidated indebtedness, $85.3 million pursuant to the Senior Notes, $5.7 million related to capital lease obligations related to the sale leaseback transactions, and $900,000 of promissory notes.  The Senior Notes contain no financial covenants and the Company is in compliance with all non-financial covenants as of December 31, 2003.  The Senior Notes bear interest at the rate of 10 3/4% per annum, payable semi-annually on January 15 and July 15, with payments that commenced on January 15, 1999.  The Senior Notes are due in full on July 15, 2008.  Through July 15, 2006, the Company may, at its option, redeem any or all of the Senior Notes at face value, plus a declining premium, which begins at 5.375%.  After July 15, 2006, the Senior Notes may be redeemed at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101% of face value.  See Note 6 of Notes to Consolidated Financial Statements.

The Company is currently operating without a line of credit and is funding all of its growth, debt reductions and operating needs out of cash flows from operations and cash on hand.

The Company has established a $4.0 million (maximum) letter of credit facility.  As of December 31, 2003, this facility is collateralized with $3.1 million of cash restricted from general use.  Letters of Credit totaling $3.1 million were outstanding on December 31, 2003, a $661,000 increase over the fiscal 2002 ending balance.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

The table below depicts the Company’s future contractual obligations committed as of December 31, 2003:

	Payments Due by Fiscal Year
	(Dollars in Thousands)
	Total	2004	2005 - 2006	2007 - 2008	After 2008
Contractual Obligations:
Operating Leases (a)	$123,529	$14,734	$28,511	$23,261	$57,023
Capital Leases (a)	13,191	577	1,184	1,227	10,203
Senior Notes (b)	108,237	9,171	9,171	89,895	—
Promissory Notes (c)	945	98	194	228	425
Closed restaurants reserve, net of sublease income	1,449	615	503	86	245
Total Contractual Obligations	$247,351	$25,195	$39,563	$114,697	$67,896

(a) - See Note 7 of Notes to Consolidated Financial Statements.

(b) - including interest at 10 3/4% per annum to maturity in July 2008.

(c) - including interest at a weighted average rate of 7.10% per annum.

The Company believes the cash flow generated from its operations and current cash on hand should be sufficient to fund its debt service requirements, lease obligations, expected capital expenditures and other operating expenses through 2004.  Beyond 2004, the Company expects to be able to service its debt, but the lack of short term borrowing availability may impede growth.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to impairment of long-lived assets, self-insurance, and closed restaurants reserve. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluates property and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable.  An impairment is determined by comparing estimated undiscounted future operating cash flows (which the Company estimates using historical cash flows and other relevant facts and circumstances) for a restaurant to the carrying amount of its assets.  If an impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset.  The estimates and assumption used during this process are subject to a high degree of judgment.

During 2003, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at eleven restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the eleven restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $4.7 million.  In 2003, the Company recorded an impairment charge to reflect the write down of the affected assets to fair value.

In addition, at least annually, the Company assesses the recoverability of goodwill and other intangible assets related to its restaurant concepts. These impairment tests require the Company to estimate fair values of its restaurant concepts by making assumptions regarding future cash flows and other factors.  If these assumptions change in the future, the Company may be required to record impairment charges for these assets. To date, such analysis has indicated no impairment of goodwill and other intangible assets has occurred.

Self-Insurance

The Company is self-insured for certain losses related to general liability, group health insurance, and workers’ compensation.  The Company maintains stop loss coverage with third party insurers to limit its total exposure.  The self-insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date.  The estimated liability is not discounted and is established based upon analysis of historical data and estimates of the ultimate costs of claims incurred, and is reviewed by the Company on a quarterly basis to ensure that the liability is appropriate.  If actual trends, including the severity or frequency of claims, differ from the Company’s estimates, the Company’s financial results could be impacted. To date, no activity has occurred requiring significant adjustments to these reserves.

Closed Restaurants Reserve

The Company remains primarily liable on leases for 14 closed locations. Management reviews the specifics of each site on a quarterly basis to estimate the Company’s net remaining liability over the remaining lease term. Certain locations have subtenants in place while others remain vacant. Estimates must be made of future sublease income or lease assignment possibilities. If subtenants default on their subleases or projected future subtenants are not obtained, actual results could differ from the Company’s estimates, thereby impacting the Company’s financial results. Such a review resulted in a charge of $4.2 million in 2001, and $236,000 in 2002 when an additional restaurant was closed prior to its lease termination. All other activity in fiscal 2002 and 2003 has been consistent with reserves and no additional increases in the reserve was necessary.

Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections. The adoption of SFAS No. 145 requires gains and losses from extinguishment of debt no longer be classified as extraordinary items, but rather be classified as part of other income (expense) on the Company’s consolidated statement of operations. Upon adoption of this statement on January 3, 2003, the Company reclassified the previously reported gain on the extinguishment of the Senior Notes as other income with the associated tax expense reported as a component of the provision for income taxes.

In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R addresses the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest.  FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity.  FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIE’s or potential VIE’s referred to as special purpose entities for periods ending after December 15, 2003 of which the Company had none.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement requires an issuer to classify financial instruments within its scope as a liability. Many of those instruments were previously classified as equity under prior accounting guidelines. SFAS No. 150 is effective for all such financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective on July 3, 2003, with the exception of mandatory redeemable financial instruments of non-public entities, for which the provisions of this statement are applicable in the first quarter of 2004. The Company does not use such financial instruments therefore the adoption of the applicable portions of this statement in the third quarter of 2003 did not have a material impact on the Company’s financial position or results of operations.  The Company is currently assessing the implications of adopting the mandatory redeemable financial instruments provision in 2004.

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

Substantial Leverage; Potential Inability to Service Indebtedness.  As a result of the Acquisition, the Company is highly leveraged.  At the end of fiscal 2003, the Company’s aggregate outstanding indebtedness was $91.9 million, the Company’s shareholders’ equity was $5.2 million and the Company’s working capital deficit was $3.0 million.

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

If the Company’s cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital, or to refinance or restructure its debt.  There can be no assurance that the Company’s cash flow and capital resources will be sufficient for payment of principal of, and premium, if any, and interest on, its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations.

Restrictive Debt Covenants.  The Indenture for the Senior Notes imposes significant operating and financial restrictions on the Company and its subsidiaries.  Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain investments, create certain liens, sell certain assets, enter into certain transactions with affiliates, or engage in certain mergers or consolidations involving the Company.  A failure by the Company to comply with the restrictions could lead to a default under the terms of the Indenture.  In the event of a default, the indenture trustee could elect to declare all amounts borrowed pursuant thereto, and all amounts due may be, immediately due and payable, together with a premium and accrued and unpaid interest.  In such event, there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment.  Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company.

Potential Inability to Manage Geographic Expansion.  All of the restaurants operated by the Company prior to the Acquisition were located in New England.  As a result of consummation of the Acquisition, nearly one-third of the Company’s restaurants were outside of New England.  As of this filing, approximately 40% of the Company’s restaurants are currently outside New England.  The ability of the Company’s management to effectively recognize and account for diverse regional conditions and to manage restaurants that are geographically remote will be critical to the success of the Company.  Any inability of the Company to successfully manage its geographic expansion may have a material adverse effect on the Company.

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

Changes in Food Costs and Supplies; Key Supplier.  The Company’s profitability is dependent on, among other things, its continuing ability to offer fresh, high quality food at moderate prices.  Various factors beyond the Company’s control, such as adverse weather, labor disputes, increased pricing or other unforeseen circumstances, may affect its food costs and supplies.  While management has been able to anticipate and react to changing food costs and supplies to date through its purchasing practices and menu price adjustments, there can be no assurance that it will be able to do so in the future.

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

Possible Adverse Impact of Economic, Regional and Other Business Conditions on the Company.  The Company’s business is sensitive to guests’ spending patterns, which in turn are subject to prevailing regional and national economic conditions such as unemployment, interest rates, taxation and consumer confidence.  Most of the restaurants owned by the Company are located in the northeastern United States, with a large concentration in New England.  In addition, the Company anticipates substantially all restaurants to be opened in fiscal 2004 will be in states where the Company presently has operations or in contiguous states.  As a result, if the New England or Mid-Atlantic regions of the country suffer prolonged adverse economic conditions, this may have a material adverse effect on the Company.

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

Competition.  The restaurant industry is intensely competitive with respect to, among other things, price, service, location and food quality.  The Company competes with many well-established national, regional and locally-owned foodservice companies with substantially greater financial and other resources and longer operating histories than the Company, which, among other things, may better enable them to react to changes in the restaurant industry.  With respect to quality and cost of food, size of food portions, decor and quality service, the Company competes with casual dining, family-style restaurants offering eat-in and take-out menus, including, but not limited to, Olive Garden, Romano’s Macaroni Grill, Carrabba’s, Applebee’s, TGI Friday’s, Ruby Tuesdays, and Pizzeria Uno Restaurants.  As a result of the Brinker Sale, the Company also competes with Chili’s and, to a lesser extent, On the Border.  Many of the Company’s restaurants are located in areas of high concentration of such restaurants.  Among other things, the Company also vies with all competitors in attracting guests, in obtaining premium locations for restaurants (including shopping malls and strip shopping centers) and in attracting and retaining employees.

Possible Adverse Impact of Government Regulation on the Company.  The restaurant business is subject to extensive federal, state and local laws and regulations relating to the development and operation of restaurants, including those concerning alcoholic beverage sales, preparation and sale of food, relationships with employees (including minimum wage requirements, overtime and working conditions and citizenship requirements), land use, zoning and building codes, as well as other health, sanitation, safety and environmental matters.  Compliance with such laws and regulations can impede the operations of existing Company restaurants and may delay or preclude construction and completion of new Company restaurants.  The Company is subject in certain states to ‘‘dram-shop’’ statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.  In addition, the Company may also, in certain jurisdictions, be required to comply with regulations limiting smoking in restaurants.

Reliance on Information Systems.  The Company relies on various information systems to manage its operations and regularly makes investments to upgrade, enhance or replace such systems.  Any disruption affecting the Company’s information systems could have a material adverse effect on the Company.

Franchising.  The Company has no experience in franchising restaurants and there can be no assurance that the Company will be able to successfully locate and attract suitable franchisees or that such franchisees will have the business abilities or sufficient access to capital to open and operate restaurants or will operate restaurants in a manner consistent with the Company’s concept and standards or in compliance with franchise agreements. The success of any franchise program the Company may employ will also be dependent upon certain other factors, certain of which are not within the control of the Company or its potential franchisees including the availability of suitable sites on acceptable lease or purchase terms, permitting and regulatory compliance and general economic and business conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company has no exposure to specific risks related to derivatives or other “hedging” types of financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Part IV, Item 15 in this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers and directors of the Company at the time of this filing:

Name	Age	Position
Benjamin R. Jacobson	59	Chairman of the Board of Directors, Chief Executive Officer and Treasurer
Raymond P. Barbrick	51	President, Chief Operating Officer and Director
Kurt J. Schnaubelt	40	Senior Vice President – Finance and Administration, Chief Financial Officer
Lewis P. Holt	50	Vice President – Construction
Kathleen Kiely	47	Vice President – Marketing
Heather B. Lammey	35	Vice President – Risk Management & Benefits
James D. Lux	38	Vice President – Information Technology
Steven H. Scrima	40	Vice President – Food & Beverage and Procurement
Stephen V. Clark	50	Director
Sally M. Dungan	50	Director *
Stephen R. Karp	64	Director
James J. Morgan	61	Director **
James N. Moriarty	37	Director *

*   Member of Audit Committee

** Member of Compensation Committee

Benjamin R. Jacobson.  Mr. Jacobson has served as Chairman of the Board of Directors of the Company since 1991 and as Chief Executive Officer since October 1999.  Since 1989, Mr. Jacobson has served as the Managing General Partner of Jacobson Partners, which specializes in direct equity investments. Mr. Jacobson is a director of Childtime, Inc. and a number of privately-held corporations.

Raymond P. Barbrick.  Mr. Barbrick has been employed in the restaurant industry since 1972 and has served as President, Chief Operating Officer of the Company since December 2001. He was the Chief Operating Officer from November 1999 through November 2001. Further, he has been a Director of the Company since January 2001.  Prior to that, he served as the Company’s Vice President of Operations for the Brinker Concept Restaurants from January 1998 until October 1999 and was the Senior Director of Operations, from 1992 through 1997, with responsibility for all of the Company’s Chili’s restaurants in Connecticut and western Massachusetts.  Prior to joining the Company, Mr. Barbrick was employed by Back Bay Restaurant Group, where he held the position of regional director of operations from 1989 to 1992.

Kurt J. Schnaubelt.  Mr. Schnaubelt has been employed in the restaurant industry since 1980.  He had served as the Company’s Director of Financial Reporting, Planning and Analysis from January 1999 until March 2001 when he was promoted to Senior Vice President – Finance and Administration.  He was promoted to Chief Financial Officer in May 2002.  His responsibilities include all accounting, finance, reporting, planning and analysis functions as well as risk management and information technologies.  Mr. Schnaubelt has held several other positions in the Company including Assistant Controller, Accounting Manager and Restaurant Manager.  His other experience includes serving as the Controller for Quikava, a double drive-through coffee and specialty beverage concept located in New England.  Mr. Schnaubelt is a Certified Management Accountant and a Certified Financial Manager.

Lewis P. Holt.  Mr. Holt has been employed in the restaurant industry since 1978 and currently serves as the Company’s Vice President - Construction.  Mr. Holt’s responsibilities include overseeing all phases of building and kitchen design, construction and permitting for all of the Company’s restaurants.  He is also responsible for overseeing the facilities in all restaurants including maintenance, capital improvements and renovations and remodeling.  Mr. Holt has served as Director of Construction for Legal Seafoods of Boston and he held construction and design positions for Pizzeria Uno restaurants.  Mr. Holt has been employed by the Company since 1992.

Kathleen Kiely.  Ms. Kiely has served as Vice President of Marketing since September 2003. She is responsible for all marketing and advertising activities including research, positioning and all branding activities. Prior to joining the Company, Ms. Kiely was General Manager of the Boston office of Deutsch Advertising from January 2001 through September 2003. Prior to that, she was Partner and Executive Creative Director at Arnold Worldwide from 1995 through 2000. Ms. Kiely has over 20 years of advertising and brand building experience.

Heather B. Lammey.  Ms. Lammey has been employed in the restaurant industry since 1991 and has served as the Company’s Vice President – Risk Management & Benefits since May 2003.  Prior to that, she was the Director – Risk Management & Benefits from October 2000 to May 2003. Prior to that, she was the Manager – Risk Management from December 1999 to October 2000. Her primary responsibilities include administration of the company’s benefit and liability programs.  Ms. Lammey started her career with the Company as a hostess at Chili’s Grill & Bar and since then has held several positions within the Company.

James D. Lux.  Mr. Lux has been employed in the restaurant industry since 1981 and has served as the Company’s Vice President – Information Technology since December 2002.  Prior to that he served as Director – Information Technology.  His responsibilities include technology strategy, implementation and support for both restaurant and corporate computer and telecommunications systems.  Prior to joining the Company in 2000, Mr. Lux was District Operations Manager with Micros, Inc. for the New England region.  Additionally, Mr. Lux has held various operations positions in several restaurant companies including TGI Friday’s.

Steven H. Scrima.  Mr. Scrima has been employed in the restaurant industry since 1979.  He had served as the company’s Director of Food & Beverage and Procurement since April 2000 until January 2004 when he was promoted to Vice President – Food & Beverage and Procurement.  Mr. Scrima’s responsibilities include procurement for all commodities, dry goods (imported and domestic), and distribution as well as leading the menu and product development team.  He has been employed with the Company since 1998, and has held numerous positions in the industry.  Mr. Scrima previously was employed as Corporate Chef for Landry’s Restaurants Crab House concept from 1994 until 1998.

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

Sally M. Dungan.  Ms. Dungan was named a director and member of the audit committee of the Company in February 2004.  She is Chief Investment Officer (“CIO”) of Tufts University where she is responsible for the investment policy and total fund structure of Tufts’ $600 million endowment and $200 million non-endowment investment assets.  Prior to assuming the CIO position in September of 2002, Ms. Dungan was the Director of Pension Fund Management for Siemens Corporation.  Ms. Dungan is a Chartered Financial Analyst.

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

James N. Moriarty.  Mr. Moriarty was named a director and chairman of the audit committee of the Company in February 2004. He has been a partner in the accounting firm of Vitale, Caturano & Company, P.C., a full service CPA and business advisory firm, since 2002. He is head of the firm’s Restaurant practice. Prior to that, Mr. Moriarty was with Arthur Andersen LLP for 14 years, the last four years as a partner in that firm. He is a member of the AICPA and the Massachusetts Society of CPA’s.

Term of Directors

The Company’s directors serve in such capacity until the next annual meeting of the shareholders of the Company or until their successors are duly elected and qualified.

Audit Committee

The Company has an Audit Committee, which consists of Sally M. Dungan and James N. Moriarty.  The Board of Directors has reviewed the qualifications of Ms. Dungan and has determined she is “independent” under the applicable definition contained in Rule 4200(a)(15) of the NASD’s listing standards.  Mr. Moriarty was formerly a partner with Arthur Andersen LLP which audited the Company’s financial statements for fiscal 2001 and was involved in the audit of those financial statements.  Mr. Moriarty has no relationship with Deloitte & Touche LLP, the Company’s current auditor.  The Board of Directors appointed Mr. Moriarty to the Audit Committee because of his auditing and accounting expertise.  However, because of Mr. Moriarty’s prior relationship with Arthur Andersen LLP during the last three years he does not qualify as “independent” as defined in the NASD’s or AMEX’s listing standards.  The Company’s Board of Directors has determined that Mr. Moriarty qualifies as an Audit Committee Financial Expert, as defined in Item 401(h) of Regulation S-K.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer and our principal financial officer, principal accounting officer and controller, and other persons performing similar functions.  Our Code of Ethics for Senior Financial Officers is filed as Exhibit 14.1 to this Annual Report on Form 10-K.  If we make any substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, from a provision of this Code of Ethics to our principal executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions, we will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of the amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation for the most current three fiscal years for the Company’s Chief Executive Officer and each of its four other most highly compensated executive officers (the Chief Executive Officer and such other officers, collectively, the ‘‘Named Executive Officers’’):

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position		Salary($)	Bonus($)	Other Annual Compensation ($) (*)	Securities Underlying Options (#)

Benjamin R. Jacobson	2003	—	—	13,409	—
Chairman of the Board,	2002	—	—	5,119	—
Chief Executive Officer	2001	—	—	13,221	75,000

Raymond P. Barbrick	2003	228,957	—	6,364	—
President,	2002	216,240	153,531	527	10,000
Chief Operating Officer	2001	202,181	152,155	9,500	45,000

Mark S. Eason (a)	2003	155,462	—	9,562	—
Vice President Operations	2002	150,577	106,910	8,400	2,500
	2001	133,624	100,883	8,400	12,500

Kurt J. Schnaubelt	2003	132,371	—	8,994	—
Senior Vice President,	2002	125,721	75,535	6,588	5,000
Chief Financial Officer	2001	111,533	61,844	—	10,000

Gregory A. Pastore (b)	2003	124,171	—	9,523	—
Vice President - General Counsel	2002	120,664	68,477	8,400	—
	2001	120,000	43,198	8,400	15,000

(a)  Mr. Eason’s responsibilties changed effective December 2003, whereby he became a Regional Vice President of Operations (non-executive officer) for the Company.

(b)  Mr. Pastore resigned his position in February 2004.

(*) - Includes auto lease payments and auto allowance paid by the Company.

Options Granted in Last Fiscal Year

There were no options granted during fiscal 2003 to any of the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth information concerning option exercises during fiscal 2003 (none) and the fiscal year-end value of unexercised options for each of the Named Executive Officers.

Name	Shares Acquired on Exercise	Value Realized	Number Of Securities Underlying At Fiscal Year-End Exerciseable/Unexercisable		Value Of Unexercised In-The-Money Options At Fiscal Year-End Exerciseable/ Unexerciseable(a)
Benjamin R. Jacobson	—	$—	162,099	62,500	$291,642	$—
Raymond P. Barbrick	—	$—	66,026	33,750	$231,390	$31,088
Mark S. Eason	—	$—	10,416	8,750	$19,725	$5,181
Kurt J. Schnaubelt	—	$—	7,750	9,250	$12,435	$4,145
Gregory A. Pastore	—	$—	8,625	7,875	$9,326	$3,109

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

Options granted to employees under the Stock Option Plan are generally exercisable cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant and options granted to directors there under are generally exercisable immediately upon grant.  Options granted under the Stock Option Plan to date expire 90 days following either the fifth or the tenth anniversary of the date of the grant.

The following table summarizes option activity since September 15, 1997 through December 31, 2003:

Issue Date	Price	Granted	Since Forfeited	Exercised	Outstanding at December 31, 2003
9/15/1997	$11.63	331,123	(210,246)	(11,020)	109,857
7/21/1998	$17.51	58,429	(58,429)		—
7/1/1999	$15.00	23,541	(8,667)		14,874
3/14/2000	$17.51	100,000	—		100,000
3/14/2000	$9.22	99,750	(50,600)		49,150
1/24/2001	$17.51	332,500	(68,500)		264,000
3/14/2002	$17.51	26,000	(6,500)		19,500
2/11/2003	$17.51	13,687	(3,064)		10,623
7/1/2003	$17.51	4,000			4,000
7/8/2003	$11.63	14,178			14,178
7/8/2003	$17.51	1,714			1,714
7/8/2003	$15.00	2,750			2,750
7/8/2003	$9.22	3,750			3,750
		1,011,422	(406,006)	(11,020)	594,396

On December 31, 2003, 155,604 shares of common stock were available for grants under the Stock Option Plan.

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

Executive Savings and Investment Plan. During 1999, the Company established the Bertucci’s Corporation Executive Savings and Investment Plan to which highly compensated executives of the Company may elect to defer a portion of their salary and (or) earned bonus.  The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments Non-Qualified Deferred Compensation Plan Trust Agreement, dated September 20, 1999.  The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under non-qualified deferred compensation plan.

The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency.  As of December 31, 2003 there were 14 participants in the plan with a total market value of approximately $393,000.

401(k) Plan. The Company maintains the Bertucci’s 401(k) Plan, a defined contribution plan. Under the Bertucci’s 401(k) Plan, substantially all employees of the Company may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. The Company makes a matching contribution to the Bertucci’s 401(k) Plan that is allocated, based on a formula as defined by the Bertucci’s 401(k) Plan, to the Bertucci’s 401(k) Plan participants.  In fiscal 2001, the Company effectively terminated the NE Restaurant 401(k) Plan at which time all amounts became fully vested. As of May 1, 1999, all eligible participant balances were transferred to the Bertucci’s 401(k) Plan in order to consolidate the Plans after the Acquisition.  Matching contributions made by the Company for the years ended December 31, 2003, January 1, 2003, and January 2, 2002, were approximately $81,000, $27,000, and $31,000, respectively

Employee Loans. In February 2002, the Company extended loans to 14 members of Management (including eight officers). The demand notes accrued interest at 8% payable quarterly.  As of February 13, 2003 all demand notes were paid in full.

Compensation of Directors

Each of the Company’s directors is reimbursed for any expenses incurred by such director in connection with such director’s attendance at meetings of the Board of Directors, or any committee thereof.  In addition, all directors are eligible to receive options under the Company’s stock option plans.  Members of the recently appointed Audit Committee receive additional compensation for serving on this committee. This compensation will include a quarterly stipend for serving on the Board of Directors and a fee for attending either a Board of Directors meeting or an Audit Committee meeting. Through March 15, 2004 each member has been paid $5,000. Directors receive no other compensation from the Company for serving on the Board of Directors or a committee of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

Effective as of January 1, 1998, the Board of Directors appointed a Compensation Committee.  Currently, Mr. Morgan is the sole member of the Compensation Committee. Messrs. James R. Parish and Steven F. Mandel were also members of this committee until their resignations from the Board of Directors in December, 2003.

Mr. Jacobson has in the past and will in the future provide certain consulting services to the Company.  See “Item 13.  Certain Relationships And Related Transactions.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information at March 26, 2004, with respect to ownership of the Company’s common stock $0.01 par value per share (the ‘‘Company Common Stock’’), by (i) each beneficial owner of five percent or more of the Company’s Common Stock, (ii) each director of the Company who benefically owns shares of Company Common Stock, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.  For the purpose of computing the percentage of the shares of Company Common Stock owned by each person or group listed in this table, shares which are subject to options exercisable within 60 days after March 26, 2004 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Company Common Stock owned by any other person.  Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Benjamin R. Jacobson (1)	996,826	32.0%
595 Madison Avenue
New York, New York 10022

Thomas R. Devlin (2)	316,160	10.5%
1313 North Webb Road
P.O. Box 782170
Wichita, Kansas 67206

Dennis D. Pedra (3)	230,605	7.8%

Raymond P. Barbrick (4)	97,263	3.2%

James J. Morgan (5)	50,333	1.7%

Stephen R. Karp (6)	19,994
		*
Kurt J. Schnaubelt (7)	16,521
		*
Mark S. Eason (8)	15,510
		*
Gregory A. Pastore (9)	8,625
		*
Stephen V. Clark	8,488
		*
All directors and executive officers as a group (12 persons) (10)	1,204,935	37.5%

*                      Less than 1%.

1)                   Includes (a) 613,273 shares of Company Common Stock held by J.P. Acquisition Fund II, L.P., a Delaware limited partnership (‘‘JPAF II’’), (b) 162,099 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above, and (c) 21,217 shares of Company Common Stock held by trusts for the benefit of Mr. Jacobson’s children, with respect to which a third party is trustee and has voting control.  JPAF, Inc., a Delaware corporation, is the general partner of JPAF II and Mr. Jacobson is president of JPAF, Inc. Mr. Jacobson is a general partner of Jacobson Partners, which is the sole shareholder of JPAF, Inc.  Mr. Jacobson disclaims beneficial ownership of the shares described (i) in clause (a) above, except to the extent of his general partnership interest in JPAF II, and (ii) in clause (c) above.

2)                   Includes (a) 67,834 shares of Company Common Stock held by JPAF II, representing Mr. Devlin’s pro rata interest as a limited partner of JPAF II; and (b) 3,500 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

3)                   Includes 33,000 shares of Company Common Stock held by trusts for the benefit of Mr. Pedra’s children, with respect to which Mr. Pedra’s sister is trustee and has sole voting control.  Mr. Pedra disclaims beneficial ownership of all such shares.

4)                   Includes 66,026 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

5)                   Includes (a) 8,482 shares of Company Common Stock held by JPAF II, representing Mr. Morgan’s pro rata interest as a limited partner of JPAF II; and (b) 4,500 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

6)                   Includes (a) 18,994 shares of Company Common Stock held by trusts for the benefit of Mr. Karp’s children, with respect to which a third party is trustee and has voting control (Mr. Karp disclaims beneficial ownership of all such shares); and (b) 1,000 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

7)                   Includes 7,750 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

8)                   Includes 10,416 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

9)                   Mr. Pastore resigned his position in February, 2004 but contractually retains his options rights until May 2004. Accordingly, 8,625 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above are included. The Company purchased his 10,503 shares of common stock in February 2004.

10)             Includes (a) 260,416 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above; and (b) the 8,482 shares described in (5) above.

Shareholders Agreement

The Company and the current shareholders of the Company are parties to a Stockholders’ Agreement, dated as of March 14, 2000. Additionally, the Company and certain employee shareholders and director shareholders are parties to an Agreement, dated February 19, 2002, relating to the transferability of certain of their shares of common stock (collectively, the ‘‘Shareholder Agreements’’).

The Shareholder Agreements provide, among other things, that (i) a shareholder may not transfer his or its shares in the Company, whether voluntarily or by operation of law, other than in certain limited circumstances specified therein, including transfers through a right of first refusal procedure, distributions by certain legal entities to the constituents of such entities (i.e. a partnership to its partners), transfers by will or intestate succession, transfers approved by the Board to an affiliate of a shareholder or to another shareholder, transfers to family members or trusts for their benefit, and any transfer unanimously approved by the Board, (ii) the Company has the option to purchase the shares of any shareholder who is an employee of the Company following the termination of such shareholder’s employment with the Company for any reason at a purchase price equal to the fair market value or original purchase price (plus accrued interest in certain circumstances) depending upon the reason for such termination, (iii) the Company has the option to purchase the shares of any shareholder who is an employee of the Company following certain transfer events, including such shareholders’ bankruptcy or a court-ordered transfer of such shareholder’s stock, (iv) if the Company fails to exercise its option to purchase as described in the immediately preceding clause (iii), the remaining shareholders have the option to purchase the applicable shares, (v) in the event an employee shareholder leaves the Company due to death, disability or hardship or, with respect to certain shares,  is terminated by the Company without cause, such shareholder has a one-time option to require the Company to purchase such shareholder’s shares at the greater of fair market value or the original purchase price, (vi) no transfer of shares may occur unless the transferee thereof agrees to be bound by the terms of the Shareholders Agreement and (vii) all share certificates must bear customary legends and all share transfers must be in compliance with applicable securities laws.

Equity Compensation Plan Information

The Company maintains equity compensation plans for employees, officers, directors and others whose efforts contribute to its success.  The table below sets forth certain information as of our fiscal year ended December 31, 2003 regarding the shares of the Company’s Common Stock available for grant or granted under the equity compensation plans that (i) were approved by Company stockholders; and (ii) were not approved by Company stockholders (none).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	594,396	$15.42	155,604
Equity compensation plans not approved by security holders (none)	—	—	—
Total	594,396	$15.42	155,604

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Benjamin R. Jacobson, Chairman of the Board of Directors, Chief Executive Officer, and Treasurer is the Managing Partner of Jacobson Partners.  Jacobson Partners was paid consulting fees and reimbursed for certain travel and other incidental expenses in consideration of certain financial advisory services provided to the Company.  The amount paid to Jacobson Partners for financial consulting fees was $250,000 for the fiscal year ended December 31, 2003.  In connection with the Acquisition, the Company entered into a financial advisory services agreement with Jacobson Partners.  Under this agreement, Jacobson Partners provides various financial advisory services to the Company, including, among other things, assistance in preparing internal budgets, performing cash management activities, maintaining and improving accounting and other management information systems, negotiating financing arrangements, complying with public reporting and disclosure requirements and communicating with creditors and investors.  The Company believes the financial advisory services agreement was made on terms that are no less favorable to the Company than those that could be obtained from an unrelated party.  Jacobson Partners is the sole shareholder of the corporate general partner of JPAF II, which owns approximately 20.8% of the outstanding common stock of the Company.

During 1999, the Company established the Bertucci’s Corporation, Inc. Executive Savings and Investment Plan to which highly compensated executives of the Company may elect to defer a portion of their salary and (or) earned bonus.  The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to the Scudder Kemper Investments non-qualified deferred compensation plan trust agreement, dated September 20, 1999.  The agreement is between the Company and Scudder Kemper Investments, as trustee, for the purpose of paying benefits under non-qualified deferred compensation plan.  The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency. As of December 31, 2003, there were 14 participants in the plan with a total market value of approximately $393,000.

In February 2002, the Company extended loans to 14 members of Management (including eight officers).  The demand notes accrued interest at 8%, payable quarterly.  As of February 13, 2003 all demand notes were paid in full.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Deloitte & Touche LLP (“Deloitte”) for professional services rendered for the fiscal years ended December 31, 2003 (fiscal 2003) and January 1, 2003 (fiscal 2002):

Fee Category	Fiscal 2003 Fees	Fiscal 2002 Fees
Audit Fees	$155,000	$135,000
Audit-Related Fees	16,000	20,000
Tax Fees	70,000	37,600
All Other Fees	—	—
Total Fees	$241,000	$192,600

Audit Fees.  The Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees.  The Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services are primarily for benefit plan audits.

Tax Fees.  The Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance, and tax audit defense.

All Other Fees.  No fees were billed for products and services other than those reported above.

Audit Committee Policy on Pre-Approval of Services of Independent Auditors

The Company formed its Audit Committee in February 2004.  The Audit Committee’s policy, on a going-forward basis, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Company expects that pre-approval will generally be provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)           The following documents are filed as part of this report:

(1)   Financial Statements:

Independent Auditors Report.

Consolidated Balance Sheets as of December 31, 2003 and January 1, 2003.

Consolidated Statements of Operations for each of the years ended December 31, 2003, January 1, 2003, and January 2, 2002.

Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2003, January 1, 2003, and January 2, 2002.

Consolidated Statements of Cash Flows for each of the years ended December 31, 2003, January 1, 2003, and January 2, 2002.

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

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Benjamin R. Jacobson	Chairman of the Board of Directors,	March 26, 2004
Benjamin R. Jacobson	Chief Executive Officer, Treasurer (Principal Executive Officer)

/s/ Raymond P. Barbrick	President, Chief Operating Officer and	March 26, 2004
Raymond P. Barbrick	Director

/s/ Kurt J. Schnaubelt	Senior Vice President – Finance and	March 26, 2004
Kurt J. Schnaubelt	Administration (Chief Accounting Officer)

/s/ James N. Moriarty	Director	March 26, 2004
James N. Moriarty

/s/ Sally M. Dungan	Director	March 26, 2004
Sally M. Dungan

Director
Stephen V. Clark

Director
Stephen R. Karp

Director
James J. Morgan

Independent Auditors Report

To the Board of Directors of Bertucci’s Corporation:

We have audited the accompanying consolidated balance sheets of Bertucci’s Corporation and subsidiaries (“the Company”) as of December 31, 2003 and January 1, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the year ended January 2, 2002, before the inclusion of the reclassification discussed in Note 3 and the disclosures discussed in Note 4 to the consolidated financial statements, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 22, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and January 1, 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the Financial Statements, on January 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

As discussed above, the consolidated financial statements of the Company for the year ended January 2, 2002, were audited by other auditors who have ceased operations.  As described in Note 4, those financial statements have been revised to include the transitional disclosures required by SFAS No. 142.  Our audit procedures with respect to the disclosures in Note 4 with respect to fiscal 2001 included (i) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any tax effects) recognized in those periods related to goodwill to the Company’s underlying analysis obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. As described in Note 3, those financial statements have also been reclassified to give effect to Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145), which was adopted by the Company on January 2, 2003.  We audited the adjustments described in Note 3 that were applied to conform the 2001 financial statements to the presentation required by SFAS No. 145.  Our audit procedures with respect to the 2001 disclosures in Note 3 included (1) comparing the amounts shown as gain on extinguishment of debt in the Company’s consolidated statement of operations to the Company’s underlying accounting analysis obtained from management, (2) on a test basis, comparing the amounts comprising the gain on extinguishment of debt obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, the disclosures for fiscal 2001 in Note 4 are appropriate and the reclassifications discussed in Note 3 have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and reclassification and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 26, 2004

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 22, 2002

This is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in these financial statements. The financial statements as of January 2, 2002 and January 3, 2001 and for the year ended December 29, 1999 are not presented herein.

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	December 31, 2003	January 1, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$12,647	$13,133
Restricted cash	3,129	2,468
Accounts receivable	753	1,733
Inventories	1,268	900
Prepaid expenses and other current assets	1,758	1,995
Total current assets	19,555	20,229

Property and Equipment, at cost:
Land	259	2,468
Buildings	697	6,671
Capital leases - land and buildings	5,764	—
Leasehold improvements	63,084	57,130
Furniture and equipment	43,806	36,660
	113,610	102,929
Less - accumulated depreciation and amortization	(40,300)	(31,555)
	73,310	71,374
Construction work in process	301	1,830
Net property and equipment	73,611	73,204

Goodwill	26,127	26,127
Deferred finance costs, net	3,559	3,714
Liquor licenses	2,555	1,763
Other assets	479	385
TOTAL ASSETS	$125,886	$125,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Promissory notes - current portion	$39	$—
Capital lease obligations - current portion	31	—
Accounts payable	8,443	7,986
Accrued expenses	14,026	13,532
Total current liabiliites	22,539	21,518
Promissory notes, net of current portion	821	—
Captial lease obligations, net of current portion	5,724	—
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	2,112	—
Other long-term liabilities	4,164	4,706
Total liabilities	120,670	111,534
Stockholders’ Equity:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,666,370 shares, Outstanding 2,961,552 and 2,978,955 shares, respectively	37	37
Less treasury shares of 704,818 and 687,415, respectively, at cost	(8,190)	(8,088)
Additional paid-in capital	29,035	29,004
Accumulated deficit	(15,666)	(7,065)
Total stockholders’ equity	5,216	13,888
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,886	$125,422

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except share and per share data)

	52 Weeks Ended
	December 31, 2003	January 1, 2003	January 2, 2002

Net sales	$186,172	$162,319	$186,638

Cost of sales and expenses:
Cost of sales	43,544	35,667	44,855
Operating expenses	113,076	96,413	111,795
General and administrative expenses	11,320	12,124	12,548
Deferred rent, depreciation, amortization and preopening expenses	12,700	10,733	13,142
Asset impairment charge	4,682	—	1,800
Closed restaurants charge	—	236	4,200
Total cost of sales and expenses	185,322	155,173	188,340

Income (loss) from operations	850	7,146	(1,702)

Other (expense) income:
Gain on Brinker Sale	650	—	36,932
Gain on retirement of Senior Notes	—	—	2,290
Interest expense, net	(10,101)	(9,587)	(11,365)
Other (expense) income	(9,451)	(9,587)	27,857

(Loss) income before income tax provision	(8,601)	(2,441)	26,155

Income tax provision	—	2,697	11,195

Net (loss) income	$(8,601)	$(5,138)	$14,960

Basic (loss) income per share	$(2.90)	$(1.72)	$5.02

Weighted average shares outstanding - basic	2,970,403	2,978,955	2,978,955

Diluted (loss) income per share	$(2.90)	$(1.72)	$4.60

Weighted average shares outstanding - diluted	2,970,403	2,978,955	3,252,605

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Treasury Stock				Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated Deficit

Balance January 3, 2001	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(16,887)	$4,066

Net income	—	—	—	—	—	14,960	14,960
Balance January 2, 2002	3,666,370	37	(687,415)	(71)	29,004	(1,927)	27,043

Net loss	—	—	—	—	—	(5,138)	(5,138)
Balance January 1, 2003	3,666,370	$37	(687,415)	(8,088)	$29,004	$(7,065)	$13,888

Net loss	—	—	—	—	—	(8,601)	(8,601)
Compensation expense associated with option grants	—	—	—	—	31	—	31
Purchase of common stock for treasury	—	—	(17,403)	(102)	—	—	(102)
Balance December 31, 2003	3,666,370	$37	(704,818)	$(8,190)	$29,035	$(15,666)	$5,216

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	52 Weeks Ended December 31, 2003	52 Weeks Ended January 1, 2003	52 Weeks Ended January 2, 2002

Cash flows from operating activities
Net (loss) income	$(8,601)	$(5,138)	$14,960
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on Brinker Sale, net of tax	(650)	—	(22,150)
Gain on Senior Notes retirement	—	—	(2,290)
Gain on sale of property	—	(235)	—
Loss on sale leaseback transaction	59	—	—
Stock compensation expense	31	—	—
Closed restaurant charge	—	236	4,200
Asset impairment charge	4,682	—	1,800
Deferred rent, depreciation, and amortization	11,235	9,860	13,150
Deferred income taxes	—	7,697	4,187
Changes in operating assets and liabilities
Inventories	(368)	(95)	223
Prepaid expenses, receivables and other	1,217	(1,126)	1,211
Other accrued expenses	106	(1,131)	(4,210)
Income taxes payable	409	(1,149)	(7,440)
Accounts payable	457	(822)	(1,866)
Other operating assets and liabilities	(169)	75	2,551
Total adjustments	17,009	13,310	(10,634)
Net cash provided by operating activities	8,408	8,172	4,326

Cash flows from investing activities
Additions to property and equipment	(16,738)	(17,215)	(12,261)
Proceeds from sale of restaurants	—	413	200
Acquisition of liquor licenses	(278)	(17)	—
Net proceeds from Brinker Sale	—	—	36,325
Net cash (used in) provided by investing activities	(17,016)	(16,819)	24,264

Cash flows from financing activities
Net proceeds from sale leaseback transactions	8,977	—	—
Payments on mortgage loans	—	—	(422)
Increase in restricted cash	(661)	(1,455)	(1,013)
Purchase of treasury shares	(102)	—	—
Payment on promissory note	(81)	—	—
Principal payments under capital lease obligations	(11)	—	—
Senior Notes retirement	—	—	(11,522)
Net cash provided by (used in) financing activities	8,122	(1,455)	(12,957)

Net (decrease) increase in cash and cash equivalents	(486)	(10,102)	15,633
Cash and cash equivalents, beginning of year	13,133	23,235	7,602
Cash and cash equivalents, end of year	$12,647	$13,133	$23,235

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,772	$9,750	$11,537
Cash (refunded) paid for income taxes	$(408)	$(3,863)	$6,103
Capital leases entered into during period	$5,766	$—	$—
Promissory note issued in exchange for liquor license rights	$555	$—	$—
Promissory note issued in exchange for settlement of lease liability	$386	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

Notes to Consolidated Financial Statements

DECEMBER 31, 2003

(1)           ORGANIZATION AND OPERATIONS

Bertucci’s Corporation (the “Company”) (a Delaware corporation) was incorporated on January 1, 1994 as NE Restaurant Company, Inc., and formally changed its name to Bertucci’s Corporation on August 16, 2001.  The Company was originally formed to acquire and operate Chili’s Grill & Bar restaurant franchises located in Massachusetts, New Hampshire, Maine, Vermont, Rhode Island, and Connecticut. While continuing to build and operate Chili’s Grill & Bar restaurants, the Company later acquired the rights to build and operate On The Border restaurant franchises in the same states plus portions of New York. The Company developed and operated these restaurant franchises under franchise agreements with Brinker International, Inc., a publicly-owned company (“Brinker” or the “Franchisor”).

In July 1998, the Company completed its acquisition of Bertucci’s Inc. (“Bertucci’s”), a publicly owned restaurant company. In connection with this acquisition, the Company acquired 90 Bertucci’s restaurants and one Sal & Vinnie’s Sicilian Steakhouse.  During 2000, the Company abandoned the Sal & Vinnie’s restaurant in exchange for termination of its lease obligation.

In April 2001, the Company completed its sale of 40 Chili’s and seven On The Border restaurants to Brinker (the “Brinker Sale”) for total consideration of $93.5 million. Brinker acquired the inventory, facilities, equipment, management teams associated with these restaurants, as well as the four Chili’s restaurants then under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants.

As of December 31, 2003, the Company owned and operated 89 full-service casual dining, Italian-style restaurants under the name Bertucci’s Brick Oven Pizzeria® located primarily in the northeastern United States.

Fiscal Year End

The Company’s fiscal year is the 52 or 53-week period ended on the Wednesday closest to December 31st.  All years presented consist of 52 weeks.

(2)           ACQUISITION AND BRINKER SALE

On July 21, 1998, the Company, through a wholly owned subsidiary, NE Restaurant Acquisition Corp., completed its acquisition of Bertucci’s pursuant to the terms of an Agreement and Plan of Merger dated as of May 13, 1998 (the “Acquisition”).  The Company purchased all of the issued and outstanding shares of Bertucci’s common stock at a price of $10.50 per share.  The total purchase price was approximately $89.4 million.  NE Restaurant Acquisition Corp. had no operations prior to the acquisition and was subsequently merged into the Company.  In connection with the Acquisition, the Company sold $100 million principal amount of 10¾% Senior Notes due July 15, 2008 (the “Senior Notes”).  The net proceeds along with equity financing of approximately $29.0 million were used to consummate the Acquisition, repay certain outstanding indebtedness of the Company and Bertucci’s and pay fees and expenses incurred in connection with the financing and the Acquisition.

The purchase price, including expenses related to the Acquisition, has been allocated to assets and liabilities based on estimated fair market values on July 21, 1998.  The difference between the purchase price and the net assets acquired of $34 million was recorded as goodwill.

On April 12, 2001, the Company completed the Brinker Sale for a total consideration of $93.5 million. Brinker acquired the inventory, facilities, equipment, management teams associated with 40 Chili’s and seven On The Border restaurants, as well as the four Chili’s restaurants then under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border restaurants. The Company recorded a gain in 2001 on the Brinker Sale of $36.9 million before income taxes. During 2003 the Company concluded certain liabilities recorded in connection with the Brinker Sale were no longer required and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

Closed Restaurants Reserve

The acquisition of Bertucci’s included 90 Bertucci’s restaurants and one Sal & Vinnie’s restaurant.

From the date of the Acquisition through January 3, 2001, the Company sold the former Bertucci’s headquarters located in Wakefield, Massachusetts, closed the Bertucci’s test kitchen restaurant located in the former Bertucci’s headquarters and closed 17 other under-performing Bertucci’s restaurants.

As a result of the purchase accounting adjustment on the Acquisition, in fiscal 1998 the Company accrued approximately $3.0 million related to closing these 17 locations, consisting of estimated lease commitments beyond the closings and certain exit costs. During 2000, the Company accrued an additional $0.5 million of costs related to exiting certain locations. During 2001, the Company accrued an additional $4.2 million of costs relating to net lease obligations and other exit costs remaining on the units for which the Company was still primarily liable.  These amounts are included in the accompanying consolidated statements of operation as closed restaurant charges. It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases.  However, due to market conditions, the Company was unable to sell, sublease or exit certain of these leases as originally anticipated.  Additionally, in 2002, the Company closed one restaurant and recorded a charge of $236,000 primarily related to estimated lease termination costs.

During 2003, the Company terminated a lease for one of its closed locations in exchange for issuing a promissory note of $0.4 million, payable in varying installments through 2010.  The note does not bear interest, and accordingly the Company has recorded imputed interest on the note.  The obligation was reclassified from the closed restaurants reserve to other long-term obligations in the accompanying balance sheet.

Activity within the Company’s closed restaurants reserve was as follows (dollars in thousands):

	2003	2002	2001
Balance, beginning of year	$2,499	$3,352	$774
Additonal reserves charged to operations	—	236	4,200
Promissory note issued	(386)	—	—
Lease and related costs charged to reserve	(664)	(1,089)	(1,622)
Balance, end of year	$1,449	$2,499	$3,352

Current portion	$615	$642	$667
Noncurrent portion	834	1,857	2,685
	$1,449	$2,499	$3,352

The closed restaurant reserve was calculated net of sublease income at 14 locations that are partially or fully subleased as of December 31, 2003.  The Company remains primarily liable for the remaining lease obligations should the sublessor default.  Total sublease income excluded from the reserve is approximately $8.3 million for subleases expiring at various dates through 2017.  There have been no defaults by sublessors to date.

(3)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company records revenue from the sale of food, beverage and alcohol when sales occur.  Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as income when redeemed by the holder.

Cash and Cash Equivalents

Cash and equivalents are comprised of demand and interest bearing accounts with original maturities of no more than sixty days. The Company utilizes zero balance disbursement accounts for cash management purposes and maintains a cash balance sufficient to cover disbursements from these accounts when the check is presented for payment.  Outstanding checks written against the disbursement accounts of $4.0 million and $3.5 million at December 31, 2003 and January 1, 2003, respectively, are included in accounts payable in the accompanying consolidated balance sheets.

Restricted Cash

The Company is required to maintain cash as collateral for outstanding letters of credit under its letter of credit facility.

Inventories

Inventories are carried at the lower of cost (first-in, first-out) or market value, and consist of the following (dollars in thousands):

	2003	2002

Food	$705	$493
Liquor	471	332
Supplies	92	75
Total inventory	$1,268	$900

Property and Equipment

Property and equipment are carried at cost.  The Company provides for depreciation and amortization using the straight-line method to charge the cost of property and equipment to expense over the estimated useful lives of the assets.  The lives used are as follows:

Asset Classification	Estimated Useful Life

Buildings and building improvements	20 years
Leasehold improvements	Shorter of term of the lease (ranging between 10-20 years) or life of asset
Furniture and equipment	3-10 years

The Company evaluates property and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable.  An impairment is determined by comparing estimated undiscounted future operating cash flows for a restaurant to the carrying amount of its assets.  If an impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset.  During 2003, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at eleven restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the eleven restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $4.7 million.  In 2003, the Company recorded an impairment charge to reflect the write down of the affected assets to fair value. This impairment was charged to earnings and included in the accompanying consolidated statements of operations for fiscal 2003.

Capitalized Interest

The Company capitalizes interest costs (in leasehold improvements) based on new restaurant capital expenditures. Total interest costs incurred and amounts capitalized are as follows (dollars in thousands):

	2003	2002	2001

Total interest expense	$10,339	$9,713	$11,489
Less - Amount capitalized	238	126	124
Interest expense, net	$10,101	$9,587	$11,365

Self-Insurance

The Company is self-insured for certain losses related to general liability, group health insurance, and workers’ compensation.  The Company maintains stop loss coverage with third party insurers to limit its total exposure.  The self-insurance liability is not discounted and represents an estimate of the ultimate cost of claims incurred as of the balance sheet date based upon analysis of historical data and estimates.

Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2003 and January 1, 2003 (dollars in thousands):

	2003	2002

Accrued interest	$4,279	$4,299
Accrued payroll and related benefits	3,679	3,927
Unredeemed gift certificates	2,973	2,402
Other accrued liabilities	1,466	1,551
Store closing reserves, current portion	615	642
Accrued occupancy costs	522	581
Accrued advertising	36	83
Income taxes payable	456	47
Total accrued expenses	$14,026	$13,532

Deferred Finance Costs

Underwriting, legal and other direct costs incurred in connection with the issuance of the Senior Notes and the completion of the sale-leaseback transactions discussed in Note 7 have been capitalized and are being amortized into interest expense over the life of the related borrowings and underlying leases, respectively.

Liquor Licenses

Transferable liquor licenses purchased are accounted for at the lower of cost or market and are not amortized. Annual renewal fees are expensed as incurred. Non-transferable liquor licenses are amortized on a straight-line basis over the contractual life of the license. Amortization expense for a non-transferable liquor license acquired in fiscal 2003 was $40,000 in fiscal 2003 and will be $60,000 per year through fiscal 2013.

Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term

nature of these instruments.   The fair value of the Company’s long term debt, consisting of the Senior Notes, is based on quoted market prices for similar issues and approximates the current carrying value.

Comprehensive Income

Comprehensive income is equal to net income as reported for all three fiscal years reported herein.

Preopening Expenses

Preopening costs are expensed as incurred. These costs include the training of new restaurant management teams; travel and lodging for both the training and opening unit management teams; and the food, beverage and supplies costs incurred to perform the training and testing of all equipment, concept systems and recipes.

Advertising

Advertising costs are expensed as incurred.  Advertising costs were $5.2 million, $5.3 million, and $4.5 million in fiscal 2003, 2002, and 2001, respectively, and are included in operating expenses in the consolidated statements of operations.

Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share (only applicable to the fiscal year ended January 2, 2002), the basic weighted average number of shares is increased by the dilutive effect of stock options using the treasury stock method. For the fiscal years ended December 31, 2003 and January 1, 2003 options representing 594,396, and 652,549 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  The Company’s stock-based compensation plan is described more fully in Note 10.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  With the exception of one modification to a grant during 2003, no stock-based employee compensation cost related to stock options is reflected in net (loss) income, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	2003	2002	2001

Net (loss) income, in thousands
As reported	$(8,601)	$(5,138)	$14,960
Pro Forma	$(9,150)	$(5,282)	$14,775

Basic (loss) income per share
As reported	$(2.90)	$(1.72)	$5.02
Pro Forma	$(3.08)	$(1.77)	$4.96

Diluted (loss) income per share
As reported	$(2.90)	$(1.72)	$4.60
Pro Forma	$(3.08)	$(1.77)	$4.54

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections. The adoption of SFAS No. 145 requires gains and losses from extinguishment of debt no longer be classified as extraordinary items, but rather be classified as part of other income (expense) on the Company’s consolidated statement of operations. Upon adoption of this statement on January 2, 2003, the Company reclassified the previously reported gain on the extinguishment of the Senior Notes of $1,338,000 (net of income taxes of $952,000) as other income with the associated tax expense reported as a component of the provision for income taxes.

In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R addresses the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest.  FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity.  FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIE’s or potential VIE’s referred to as special purpose entities for periods ending after December 15, 2003 of which the Company had none.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement requires an issuer to classify financial instruments within its scope as a liability. Many of those instruments were previously classified as equity under prior accounting guidelines. SFAS No. 150 is effective for all such financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective on July 3, 2003, with the exception of mandatory redeemable financial instruments of non-public entities, for which the provisions of this statement are applicable in the first quarter of 2004. The Company does not use such financial instruments therefore the adoption of the applicable portions of this statement in the third quarter of 2003 did not have a material impact on the Company’s financial position or results of operations.  The Company is currently assessing the implications of adopting the mandatory redeemable financial instruments provision in 2004.

Reclassification

Certain reclassifications have been made to prior year financial statements to make them consistent with the current year presentation.

Use of Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the reserve for closed restaurant locations, impairment analysis on closed locations, and insurance reserves.  Actual results could differ from those estimates.

(4)           GOODWILL

On January 3, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 superseded APB Opinion No. 17, Intangible Assets, and requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but be reviewed for impairment at least annually.  Accordingly, the Company ceased amortizing goodwill on January 3, 2002.  Amortization expense totaling $2.3 million is recorded in the Consolidated Statement of Operations for the fiscal year 2001.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively.  Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net loss and loss per share for the periods presented would have been as follows (in thousands, except per share amounts):

52 Weeks Ended January 2, 2002

Reported net income	$14,960
Goodwill amortization	2,278
Adjusted net income	$17,238

Basic income per share:
Reported income per share	$5.02
Goodwill amortization	0.76
Adjusted basic income per share	$5.78

Diluted income per share:
Reported income per share	$4.60
Goodwill amortization	0.70
Adjusted diluted income per share	$5.30

(5)           INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 Accounting for Income Taxes.  The components of the provision (benefit) for income taxes for the years ended December 31, 2003, January 1, 2003 and January 2, 2002 are as follows (dollars in thousands):

	2003	2002	2001
Current:
Federal	$—	$(5,000)	$4,612
State	—	—	2,396
	—	(5,000)	7,008
Deferred:
Federal	(3,642)	2,552	4,173
State	(258)	1,074	14
	(3,900)	3,626	4,187

Valuation allowance	3,900	4,071	—

Total provision for income taxes	$—	$2,697	$11,195

A reconciliation of the amount computed by applying the statutory federal income tax rate of 35% to the (loss) income before income tax provision (benefit) for the years ended December 31, 2003, January 1, 2003, and January 2, 2002, respectively, is as follows (dollars in thousands):

	2003	2002	2001
Income tax (benefit) provision computed at federal statutory rate	$(3,010)	$(855)	$9,044
State taxes, including expired state benefits, net of federal benefit	(258)	(122)	1,780
FICA tax credit	(632)	(397)	(426)
Goodwill amortization	—	—	797
Valuation allowance	3,900	4,071	—
Income tax provision	$—	$2,697	$11,195

Significant items giving rise to deferred tax assets and deferred tax liabilities at December 31, 2003 and January 1, 2003 are as follows (dollars in thousands):

	2003	2002
Deferred tax assets–
Net operating loss and tax credit carryforwards	$3,262	$2,159
Store closing write downs and liabilities	2,395	3,215
Deferred rent	1,338	1,144
Accrued expenses and other	645	448
Deferred and accrued compensation	211	260
Depreciation	488	—
	8,339	7,226
Deferred tax liabilities–
Liquor licenses	(368)	(442)
Depreciation	—	(2,713)
	(368)	(3,155)

Total net deferred tax assets	7,971	4,071
Valuation allowance	(7,971)	(4,071)

Carrying value of net deferred tax assets	$—	$—

The future tax benefits which gave rise to the deferred tax asset remain statutorily available to the Company. The Company considered both negative and positive evidence in determining if a valuation allowance is required.  The Company has an historical trend of recurring pre-tax losses since 1998 excluding the Brinker Sale.  Based on the recent losses and the historical trend of losses, excluding the Brinker Sale, the Company concluded a valuation allowance for the net deferred tax asset remains appropriate.

(6)           SENIOR NOTES PAYABLE

From 1997 through 2000, the Company entered into various loan agreements with Franchise Finance Corporation of America (“FFCA”) which resulted in the issuance of promissory notes and mortgages collateralized by various Brinker Concept restaurants.  For the year ended January 2, 2002, interest related to the FFCA loans was $1.3 million.  The loans were assumed by Brinker as a result of the Brinker Sale.

On July 13, 1998, the Company issued $100 million of 10 3/4% Notes due 2008 (the “Notes”). The net proceeds were $92.0 million, after expenses in connection with the offering.  The proceeds were used to fund the purchase price of the acquisition of Bertucci’s Inc. and its subsidiaries and, along with equity contributions, to repay outstanding bank debt.  The Notes were exchanged for Senior Notes with the same terms pursuant to a registered exchange offer that was completed in November 1998.  Interest on the Senior Notes is payable semi-annually on January 15 and July 15.  After July 15, 2003, the Company may, at its option, redeem any or all of the Senior Notes at face value, plus a premium of up to 5.375% through July 15, 2006.  Thereafter, the Senior Notes may be redeemed at face value.  Under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101%.  The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all of the Company’s subsidiaries.  In July 2001, the Company retired $14.7 million of the Senior Notes with a portion of the proceeds from the Brinker Sale.  A gain of $2.3 million was recorded in the Consolidated Statement of Operations in fiscal 2001.  The Senior Notes contain no financial covenants and the Company is in compliance with all non-financial covenants as of December 31, 2003.

The indenture governing the Senior Notes requires the use of proceeds from selected asset sales take place within one year of the transaction date. The indenture defines acceptable uses to include the repurchase of debt or investment in assets. The Company believes it has met the terms of the indenture for the use of Brinker Sale proceeds.

(7)           COMMITMENTS AND CONTINGENCIES

Letter of Credit Facility

The Company has a $4.0 million (maximum) letter of credit facility.  As of December 31, 2003, this facility is collateralized with $3.1 million of cash restricted from general use.  Letters of credit totaling $3,097,000 were outstanding pursuant to this facility on December 31, 2003.

Operating Leases

The Company has entered into numerous lease arrangements, primarily for restaurant land, equipment and buildings, which are non-cancelable and expire on various dates through 2027.

Some operating leases contain rent escalation clauses whereby the rent payments increase over the term of the lease. Rent expense includes base rent amounts, percentage rent payable periodically, as defined in each lease, and rent expense accrued to recognize lease escalation provisions on a straight-line basis over the lease term. Rent expense recognized in operating expenses in the accompanying consolidated statements of income was approximately $13.4 million, $11.4 million, and $12.1 million for the years ended December 31, 2003, January 1, 2003, and January 2, 2002, respectively. The annual difference of accrued rent versus amounts paid is classified as deferred rent in the accompanying consolidated statements of operations and the cumulative difference is included in other long-term liabilities in the accompanying consolidated balance sheets. Certain leases require the payment of an additional amount, calculated as a percentage of annual sales, as defined in the lease agreement, which exceeds annual minimum rentals. The percentage rent factors generally range from 2.5% to 8.0% of sales, averaging approximately 5.0%. Percentage rent expense was $264,000, $260,000, and $390,000, for fiscal 2003, 2002, and 2001, respectively.

Future minimum rental payments due under all non-cancelable operating leases as of December 31, 2003 are as follows (dollars in thousands):

Year-
2004	$14,734
2005	14,439
2006	14,072
2007	12,533
2008	10,728
Thereafter	57,023
$123,529

In addition to the leases summarized above, the Company is primarily liable on 14 locations for approximately $9.7 million in gross lease commitments over the remaining terms of the leases. Eleven of those locations are subleased to tenants under sublease obligations aggregating $8.3 million. The difference of $1.4 million represents the Company’s closed restaurant reserve at December 31, 2003.

Capital Leases

During 2003, the Company completed two sale-leaseback transactions on four restaurant properties.  In the first transaction, the Company sold three properties for $7.2 million in cash (net of fees of approximately $300,000), resulting in a gain of $2.2 million. The gain has been deferred and will be amortized into income over the lease term. The properties sold included land and buildings at each location which the Company agreed to lease back for a 20-year period. The portion of the contractual obligation relating to the buildings is recorded at its net present value of $3.8 million (at inception) as an obligation under a capital lease. The land portion of the obligation is classified as an operating lease, requiring future payments to be classified as operating expenses.  In the second transaction, the Company sold a property consisting of land and a building for $1.8 million in cash (net of fees of approximately $210,000). In connection with this transaction the Company recorded a charge of $60,000 representing the excess of the property’s carrying value over its fair market value.  The fair value of the land is less than 25% of the transaction value and therefore the entire contractual obligation is recorded at its net present value of $1.9 million (at inception) as a capital lease obligation.  The Company agreed to lease back the property for a 20-year period. Both leases include two five-year renewal terms, which the Company may exercise at its option.  The Company is required to maintain the properties for the term of the leases and to pay all taxes, insurance, utilities and other costs associated with those properties.  Under the leases, the Company agreed to customary indemnities and, in the event the Company defaults on any lease, the landlord may terminate the lease, accelerate rental payments and collect liquidated damages.

Payments under capital lease commitments for these restaurants are as follows (dollars in thousands):

Lease commitments
2004	$577
2005	587
2006	597
2007	608
2008	619
Thereafter	10,203
13,191
Less amount representing interest	(7,436)
Present value of minimum payments	$5,755
Current portion	31
Long term portion	5,724
$5,755

Contingencies

The Company is subject to various legal proceedings that arise in the ordinary course of business. Based on consultation with the Company’s legal counsel, management believes that the amount of ultimate liability with respect to these actions will not be material to the financial position or results of operations of the Company.

(8)           RELATED PARTIES

Under the terms of the Company’s agreements, the stockholders have consented to the payment of an ongoing financial consulting fee to Jacobson Partners, a stockholder of the Company.  Financial consulting fees of $250,000 were paid to Jacobson Partners for each of the years ended December 31, 2003, January 1, 2003, and January 2, 2002, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

In February 2002, the Company extended loans to 14 members of management (including eight officers).  The demand notes accrued interest at 8%, payable quarterly. The demand notes totaled $157,000 at January 1, 2003 and were paid in full with accrued interest as of February 13, 2003.

(9)           401(k) PROFIT SHARING PLAN AND DEFERRED COMPENSATION PLAN

The Company maintains a defined contribution plan known as the Bertucci’s 401(k) Plan. Under the Bertucci’s 401(k) Plan, substantially all salaried employees of the Company may defer a portion of their current salary, on a pretax basis. The Company makes a matching contribution to the Bertucci’s 401(k) Plan that is allocated, based on a formula as defined by the Bertucci’s 401(k) Plan, to Plan participants. Matching contributions made by the Company for the years ended December 31, 2003, January 1, 2003, and January 2, 2002 were approximately $81,000, $27,000, and $31,000, respectively.

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

The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency.  As of December 31, 2003, there were 14 participants in the plan which had a total market value of approximately $393,000.  The assets of the trust are included in other assets in the consolidated balance sheet.  A corresponding liability is included in other long term liabilities.

(10)         COMMON STOCK AND STOCK OPTION PLAN

On September 15, 1997, the Board of Directors of the Company established the 1997 Equity Incentive Plan, which included a nonqualified stock option plan (the “Option Plan”), for certain key employees and directors. The Option Plan is administered by the Board of Directors of the Company and may be modified or amended by the Board of Directors in any respect. As of December 31, 2003 there were 155,604 authorized shares remaining for issuance under the Option Plan.

The options granted under the Option Plan are exercisable as follows:

Two years beyond option grant date	25%
Three years beyond option grant date	50%
Four years beyond option grant date	75%
Five years beyond option grant date	100%

A summary of the Option Plan activity for the years ended December 31, 2003, January 1, 2003, and January 2, 2002 is presented in the table and narrative below.

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	652,549	$15.44	713,973	$15.19	451,251	$13.01
Granted	40,079	$14.48	26,000	$17.51	332,500	$17.50
Forfeited	(98,232)	$(15.13)	(87,424)	$(13.38)	(69,778)	$(12.09)
Outstanding at end of year	594,396	$15.42	652,549	$15.44	713,973	$15.19

Exercisable at end of year	294,603	$14.12	322,714	$14.28	169,775	$12.24

Range of Exercise Price per share	$ 9.22 - $17.51		$ 9.22 - $17.51		$9.22 - $17.51
Weighted average fair value of each option granted		$2.83		$3.53		$3.81

The 594,396 options outstanding at December 31, 2003 have a remaining weighted average contractual life of approximately 6.1 years.  Options granted under the Stock Option Plan to date expire 90 days following either the fifth or the tenth anniversary of the date of the grant. There were no options exercised during the last three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Weighted average risk-free interest rates of 3.18%, 2.91%, and 4.91% were used in 2003, 2002, and 2001, respectively. Weighted average expected lives of five years and an expected volatility of 0% were used in all three years.

The Company’s shareholders are parties to various shareholder agreements which restrict their ability to transfer their shares without the approval of the Company’s Board of Directors.  Additionally, the Company has the option to purchase shares held by employee shareholders (approximately 78,000 shares at December 31, 2003) upon their termination at a purchase price equal to either fair market value or the original purchase price (plus accrued interest in certain circumstances), depending on the reason for termination.  Employee shareholders, or their estate, may require the Company to purchase their shares upon their death or disability, and with respect to certain shares if they are terminated without cause, at the greater of fair market value or the original purchase price.

(11)         QUARTERLY RESULTS (UNAUDITED)

BERTUCCI’S CORPORATION

(Dollars in thousands except share and per share data)

	Quarter 1 April 2, 2003	Quarter 2 July 2, 2003	Quarter 3 October 1, 2003	Quarter 4 December 31, 2003	Year December 31, 2003

Net sales	$42,674	$47,587	$47,381	$48,530	$186,172

Cost of sales and expenses:
Cost of sales	9,461	11,019	11,402	11,662	43,544
Operating expenses	26,475	28,418	28,833	29,350	113,076
General and administrative expenses	3,179	2,856	2,554	2,731	11,320
Deferred rent, depreciation, amortization and preopening expenses	2,964	3,272	3,184	3,280	12,700
Asset impairment charge	—	—	4,682	—	4,682
Total cost of sales and expenses	42,079	45,565	50,655	47,023	185,322

Income (loss) from operations	595	2,022	(3,274)	1,507	850
Other (expense) income:
Gain on Brinker Sale	—	—	—	650	650
Interest expense, net	(2,398)	(2,498)	(2,615)	(2,590)	(10,101)
Other (expense) income	(2,398)	(2,498)	(2,615)	(1,940)	(9,451)
Loss before income tax benefit	(1,803)	(476)	(5,889)	(433)	(8,601)

Income tax benefit	—	—	—	—	—

Net loss	$(1,803)	$(476)	$(5,889)	$(433)	$(8,601)

Basic and diluted loss per share	$(0.61)	$(0.16)	$(1.99)	$(0.15)	$(2.90)

Weighted average shares outstanding - basic and diluted	2,978,955	2,976,166	2,963,674	2,963,371	2,970,403

	Quarter 1 April 3, 2002	Quarter 2 July 3, 2002	Quarter 3 October 2, 2002	Quarter 4 January 1, 2003	Year January 1, 2003

Net sales	$36,683	$41,307	$41,664	$42,665	$162,319

Cost of sales and expenses:
Cost of sales	8,323	9,351	8,953	9,040	35,667
Operating expenses	21,445	25,267	24,973	24,728	96,413
General and administrative expenses	2,993	3,049	3,070	3,012	12,124
Deferred rent, depreciation, amortization and preopening expenses	2,304	2,594	3,153	2,682	10,733
Closed restaurants charge	—	175	61	—	236
Total cost of sales and expenses	35,065	40,436	40,210	39,462	155,173

Income from operations	1,618	871	1,454	3,203	7,146

Interest expense, net	(2,397)	(2,391)	(2,447)	(2,352)	(9,587)

(Loss) income before income tax (benefit) provision	(779)	(1,520)	(993)	851	(2,441)

Income tax (benefit) provision (1)	(273)	(532)	(347)	3,849	2,697

Net loss	$(506)	$(988)	$(646)	$(2,998)	$(5,138)

Basic and diluted loss per share	$(0.17)	$(0.33)	$(0.22)	$(1.01)	$(1.72)

Weighted average shares outstanding - basic and diluted	2,978,955	2,978,955	2,978,955	2,978,955	2,978,955

(1)   During the fourth quarter ended January 1, 2003 the Company recorded a valuation allowance of $4.1 million associated with its deferred tax assets.

EXHIBIT LISTING AND INDEX

Exhibit No.	Description
2.1 (a)	Agreement and Plan of Merger, dated as of May 13, 1998 among Bertucci’s, Inc., NE Restaurant Company, Inc. (“NERCO”) and NERC Acquisition Corp.
3.1 (a)	Certificate of Incorporation of NERCO.
3.2 (a)	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 1, 1998.
3.3 (a)	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 20, 1998.
3.4 (a)	By-laws of NERCO.
3.25 (d)	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 16, 2001.
4.1 (a)	Indenture, dated July 20, 1998 between NERCO and United States Trust Company of New York (“U.S. Trust”) as Trustee (including the form of 10 ¾% Senior Note due July 15, 2008).
4.2 (a)

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

4.3 (a)	Purchase Agreement, dated July 13, 1998 by and among NERCO, Chase Securities Inc. and BancBoston Securities Inc.
4.4 (a)	Amendment No. 1 to the Purchase Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston Securities Inc. and the Guarantors
4.5 (a)	Exchange and Registration Rights Agreement, dated July 20, 1998 by and among NERCO, Chase Securities Inc. and BancBoston Securities Inc.
4.6 (a)	Amendment No. 1 to Exchange and Registration Rights Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston Securities Inc. and the Guarantors.
4.7 (a)	Form of Stockholders Agreement, dated as of December 31, 1993 between the stockholders of NERCO and NERCO.
4.8 (a)	Form of Stockholders Agreement, dated September 15, 1997 by and among certain stockholders of NERCO and NERCO.
4.9 (d)	Form of Stockholders Agreement, dated March 14, 2000 by and among certain stockholders of NERCO and NERCO.
10.1 (a)	1997 Equity Incentive Plan of NERCO, dated September 15, 1997 for certain key employees and directors of NERCO.*
10.21 (a)	Financial Advisory Services Agreement, dated July 21, 1998 by and between the Company and Jacobson Partners.
10.30 (b)	NERCO Savings and Investment Plan dated as of April 29, 1999
10.31 (b)	NE Restaurant Company, Inc. Executive Savings and Investment Plan dated September 2, 1999
10.32 (b)	Primary Distribution Agreement dated as of May 13, 1999 by and between Maines Paper & Food Service, Inc. and Bertucci’s Corporation
14.1 (e)	Code of Ethics for Senior Financial Officers.
21.1 (c)	Subsidiaries of Registrant.
31.1 (e)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Benjamin R. Jacobson.
31.2 (e)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Kurt J. Schnaubelt.
99-1 (c)	Asset Purchase and Sales Agreement dated November 20, 2000 and fully executed on April 12, 2001

(a)   Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 1998.

(b)   Filed as an Exhibit, with the same Exhibit number to Registrant’s quarterly report on form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.

(c)   Filed as an Exhibit, with the same Exhibit number to Registrant’s quarterly report on form 10-Q filed with the Securities and Exchange Commission on May 18, 2001.

(d)   Filed as an Exhibit, with the same Exhibit number to Registrant’s annual report on form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(e)   Filed herewith.

*      Management compensation plan or arrangement.