Form 10-Q
period 2004-03-31
BERTUCCIS CORP
filed 2004-05-13
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Voluntarily Filed Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended   March 31, 2004

Commission File Number   333-62775

BERTUCCI’S CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1311266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

155 Otis Street, Northborough, Massachusetts	01532-2414
(Address of principal executive offices)	(Zip Code)

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

Yes   ☐     No   ☒

2,944,579 shares of the registrant’s Common Stock were outstanding on May 13, 2004.

BERTUCCI’S CORPORATION

 FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,087	$12,647
Restricted cash	3,129	3,129
Accounts receivable	1,037	753
Inventories	1,408	1,268
Prepaid expenses and other current assets	2,336	1,758
Total current assets	16,997	19,555

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	63,795	63,084
Furniture and equipment	44,569	43,806
	115,084	113,610
Less - accumulated depreciation and amortization	(43,192)	(40,300)
	71,892	73,310
Construction work in process	262	301
Net property and equipment	72,154	73,611

Goodwill	26,127	26,127
Deferred finance costs, net	3,386	3,559
Liquor licenses, net	2,540	2,555
Other assets	546	479
TOTAL ASSETS	$121,750	$125,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Promissory notes - current portion	$39	$39
Capital lease obligations - current portion	31	31
Accounts payable	7,463	8,443
Accrued expenses	11,736	14,026
Total current liabiliites	19,269	22,539
Promissory notes, net of current portion	803	821
Captial lease obligations, net of current portion	5,717	5,724
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	2,090	2,112
Other long-term liabilities	4,130	4,164
Total liabilities	117,319	120,670
Stockholders’ Equity:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,666,370 shares, Outstanding 2,951,049 and 2,961,552 shares, respectively	37	37
Less treasury shares of 715,321 and 704,818 respectively, at cost	(8,252)	(8,190)
Additional paid-in capital	29,035	29,035
Accumulated deficit	(16,389)	(15,666)
Total stockholders’ equity	4,431	5,216
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,750	$125,886

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended
	March 31, 2004	April 2, 2003

Net sales	$49,426	$42,674

Cost of sales and expenses:
Cost of sales	11,556	9,461
Operating expenses	29,639	26,475
General and administrative expenses	3,093	3,179
Depreciation, amortization, deferred rent and pre-opening expenses	3,232	2,963
Total cost of sales and expenses	47,520	42,078
Income from operations	1,906	596
Interest expense, net	(2,629)	(2,398)
Loss before income tax benefit	(723)	(1,802)

Income tax benefit	—	—

Net loss	$(723)	$(1,802)

Basic and diluted loss per share	$(0.24)	$(0.60)

Weighted average shares outstanding - basic and diluted	2,958,436	2,978,955

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity

Balance December 31, 2003	3,666,370	$37	(704,818)	$(8,190)	$29,035	$(15,666)	$5,216
Purchase of common stock shares for treasury	—	—	(10,503)	(62)	—	—	(62)
Net loss	—	—	—	—	—	(723)	(723)

Balance March 31, 2004	3,666,370	$37	(715,321)	$(8,252)	$29,035	$(16,389)	$4,431

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 31, 2004	April 2, 2003

Cash flows from operating activities
Net loss	$(723)	$(1,802)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and deferred rent	3,208	2,672
Changes in operating assets and liabilities
Inventories	(140)	(302)
Prepaid expenses, receivables and other	(862)	789
Other accrued expenses	(2,475)	(3,797)
Accounts payable	(980)	215
Other operating assets and liabilities	(66)	(59)
Total adjustments	(1,315)	(482)

Net cash used by operating activities	(2,038)	(2,284)

Cash flows from investing activities
Additions to property and equipment	(1,435)	(5,113)
Acquisition of liquor licenses	—	(65)

Net cash used in investing activities	(1,435)	(5,178)

Cash flows from financing activities
Net proceeds from sale leaseback transactions	—	7,176
Decrease in restricted cash	—	252
Purchase common stock shares for treasury	(62)	—
Payment on promissory note	(18)	—
Principal payments under capital lease obligations	(7)	—

Net cash (used in) provided by financing activities	(87)	7,428

Net decrease in cash and cash equivalents	(3,560)	(34)
Cash and cash equivalents, beginning of year	12,647	13,133
Cash and cash equivalents, end of period	$9,087	$13,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,817	$4,640
Cash paid for income taxes	$182	$5
Capital leases entered into during period	$—	$3,821

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

Notes To Consolidated Financial Statements

March 31, 2004

(Unaudited)

1.  Basis of Presentation

The unaudited consolidated condensed financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The operating results for the thirteen weeks ended March 31, 2004 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 29, 2004.

2.  Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). The Statement requires an issuer to classify financial instruments within its scope as a liability. Many of those instruments were previously classified as equity under prior accounting guidelines. SFAS No. 150 is effective for all such financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective on July 3, 2003, with the exception of mandatory redeemable financial instruments of non-public entities, for which the provisions of this statement are applicable in the first quarter of 2004. The Company does not use such financial instruments therefore the adoption of the applicable portions of this statement in the third quarter of 2003 and the first quarter of 2004 did not have a material impact on the Company’s financial position or results of operations.

3.  Restaurant Closing Reserves

Restaurant closing reserves were established as part of the acquisition of Bertucci’s, Inc. in July 1998.  These reserves were related to estimated future lease commitments and exit costs to close 18 Bertucci’s locations.  In 2001, the Company accrued an additional $4.2 million related to selected locations (all of which had been closed), consisting of estimated lease commitments and certain exit costs.  It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases.  However, due to market conditions, the Company has been unable to sublease or exit certain of these leases.  In June 2002, the Company closed one restaurant and recorded a charge of $236,000 primarily related to estimated lease termination costs.  In March 2003, the Company terminated a lease for one of its closed locations in exchange for issuing a promissory note of $455,000 payable in varying installments through 2010.  The note does not bear interest, accordingly the Company imputed interest on the note and recorded the obligation at its present value of $386,000 in other long-term obligations in the accompanying balance sheet.

The closed restaurant reserve was calculated net of sublease income at 14 locations that are partially or fully subleased as of March 31, 2004.  The Company remains primarily liable for the remaining lease obligations should the sublessor default.  Total sublease income excluded from the reserve is approximately $8.2 million for subleases expiring at various dates through 2017.  There have been no defaults by sublessors to date.

Activity within the reserve was as follows (in thousands):

	Thirteen weeks ended
	March 31, 2004	April 2, 2003

Balance, beginning of the year	$1,449	$2,499
Payments charged against reserve	(184)	(235)
Promissory note issued	—	(386)
Balance, end of period	$1,265	$1,878
Current portion (included in accrued expenses)	$615	$636
Noncurrent portion	650	1,242
	$1,265	$1,878

4.  Loss per Share

The number of shares used to calculate diluted loss per share for the periods ended March 31, 2004 and April 2, 2003 exclude the effect of 592,396 and 652,549 shares of Common Stock subject to outstanding stock options, respectively, as the options are anti-dilutive.

5.  Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Additionally, the Company is required to consider both negative and positive evidence in determining if a valuation allowance is required on a quarterly basis.  Management recorded a full valuation allowance for its deferred tax assets in fiscal 2002 and continues to record an allowance quarterly for the tax benefits associated with the current period’s losses.

6.  Stock-Based Compensation

The Company has elected to account for stock-based compensation using the intrinsic value method with disclosure of the effects of fair value accounting on net loss and loss per share on a pro forma basis.  No stock-based employee compensation cost related to stock options is reflected in the reported net loss, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value method.

	Thirteen weeks ended
	March 31, 2004	April 2, 2003
Net loss, as reported	$(723)	$(1,802)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(96)	(169)

Pro forma net loss	$(819)	$(1,971)
Loss per share:
Basic and diluted—as reported	$(0.24)	$(0.60)
Basic and diluted—pro forma	$(0.28)	$(0.66)

7.  Sale of Properties

During 2003, the Company completed two sale-leaseback transactions on four restaurant properties.  In the first transaction (which occurred in the second quarter of 2003), the Company sold three properties for $7.2 million in cash (net of fees of approximately $320,000), resulting in a gain of $2.2 million.  The gain has been deferred and will be amortized into income over the lease term. The properties sold included land and buildings at each location which the Company agreed to lease back for a 20-year period. The portion of the contractual obligation relating to the buildings is recorded at its net present value of $3.8 million (at inception) as an obligation under a capital lease. The land portion of the obligation is classified as an operating lease, requiring future payments to be classified as operating expenses.  In the second transaction (which occurred in the fourth quarter of 2003), the Company sold a property consisting of land and a building for $1.8 million in cash (net of fees of approximately $210,000).  In connection with this transaction the Company recorded a charge of $60,000 representing the excess of the property’s carrying value over its fair market value.  The fair value of the land is less than 25% of the transaction value and therefore the entire contractual obligation is recorded at its net present value of $1.9 million (at inception) as a capital lease obligation.  The Company agreed to lease back the property for a 20-year period. All leases entered into in connection with these transactions include two five-year renewal terms, which the Company may exercise at its option.  The Company is required to maintain the properties for the term of the leases and to pay all taxes, insurance, utilities and other costs associated with those properties.  Under the leases, the Company agreed to customary indemnities and, in the event the Company defaults on any lease, the landlord may terminate the lease, accelerate rental payments and collect liquidated damages.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements other than statements of historical facts included in this Report on Form 10-Q, including, without limitation, statements set forth under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to materially differ include, without limitation, the Company’s high degree of leverage could, among other things, reduce Company’s ability to obtain financing for operations and expansion, place the Company at a competitive disadvantage and limit the Company’s flexibility to adjust to changing market conditions; the challenges of managing geographic expansion; changes in food costs, supplies and key supplier relationships; and the possible adverse impact of government regulation on the Company.  Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the consolidated financial statements of Bertucci’s Corporation, (the “Company”) and the notes thereto included herein.

General

The Company’s wholly owned subsidiary, Bertucci’s Restaurant Corp. owns and operates a full-service, casual dining, Italian-style restaurant concept under the name Bertucci’s Brick Oven Pizzeria®. As of March 31, 2004, the Company owned and operated 90 such restaurants located primarily in the northeastern United States.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA

(Percentage of Net Sales)

	Thirteen weeks ended
	March 31, 2004	April 2, 2003
Net sales	100.0%	100.0%
Cost of sales and expenses:
Cost of sales	23.4%	22.2%
Operating expenses	60.0%	62.1%
General and administrative expenses	6.3%	7.4%
Depreciation, amortization, deferred rent, and pre-opening expenses	6.5%	6.9%
Total cost of sales and expenses	96.2%	98.6%
Income from operations	3.8%	1.4%
Interest expense, net	(5.3)%	(5.6)%
Loss before income tax benefit	(1.5)%	(4.2)%
Income tax benefit	—	—
Net loss	(1.5)%	(4.2)%

Restaurant Operating Data:
Increase in comparable restaurant sales (a)	4.9%	6.6%
Number of restaurants:
Restaurants open, beginning of period	89	80
Restaurants opened	1	2
Total restaurants open, end of period	90	82

(a)                The Company defines comparable restaurant sales as net sales from restaurants open at least one full fiscal year prior to the beginning of the current reported period.

Thirteen Weeks Ended March 31, 2004 Compared to Thirteen Weeks Ended April 2, 2003

Net Sales.  Total net sales increased by $6.7 million, or 15.7%, to $49.4 million during the first quarter of 2004 from $42.7 million during the first quarter of 2003.  The increase was primarily due to a $2.0 million (4.9%) increase in comparable restaurant sales, a $5.0 million increase in sales due to 109 incremental restaurant weeks from eleven restaurants opened since January 2003, and an offset of approximately $300,000 from one restaurant closing in the fourth quarter of 2003.  Comparable Bertucci’s restaurant dine-in guest counts decreased 2.5% for the first quarter of 2004 as compared to the first quarter of 2003.  Bertucci’s comparable restaurant dine-in sales increased 5.3% and comparable carry-out and delivery sales increased 3.5% for the quarter as compared to the first quarter of 2003. The Company believes the increase in comparable sales was primarily due to an aggregate 4.9% increase in menu prices in March 2003 and February 2004 and a menu mix shift to higher priced items, partially offset by the aforementioned guest count decreases.  For the 79 comparable restaurants, average weekly sales increased from $40,800 per restaurant in the first quarter 2003 to $42,800 per restaurant during the first quarter of 2004.  For the eleven restaurants opened since January 2003, average weekly sales were $38,300 per restaurant during the first quarter of 2004.

Cost of Sales.  Cost of sales increased by approximately $2.1 million, or 22.1%, to $11.6 million during the first quarter of 2004 from $9.5 million during the first quarter 2003.  Expressed as a percentage of net sales, overall cost of sales increased to 23.4% during the first quarter of 2004 from 22.2% during the first quarter of 2003.  Approximately $1.0 million of the increase was due to increased sales, $600,000 from increases in selected ingredient costs, primarily cheese and oil, and $500,000 due to a menu mix shift to higher cost items.  The Company believes that this shift in menu emphasis will continue during 2004.

Operating Expenses.  Operating expenses increased by $3.1 million, or 11.7%, to $29.6 million during the first quarter of 2004 from $26.5 million during the first quarter of 2003.  Expressed as a percentage of net sales, operating expenses decreased to 60.0% in the first quarter of 2004 from 62.1% during the first quarter of 2003.  The dollar increase was primarily due to the opening and operation of restaurants that were not opened in the first quarter of 2003.  In addition, with only one restaurant opening in the first quarter of 2004, new restaurant inefficiencies were less than during the first quarter of 2003; accordingly a margin improvement of approximately 1.1% was realized. Further, advertising expenditures were $456,000 less in first quarter of 2004 as compared to the first quarter of 2003, primarily due to the timing of marketing campaigns each year. The first marketing campaign of fiscal 2004 began in April, while a similar campaign began in March of fiscal 2003. These factors combined to mitigate an increase in utilities expense, primarily natural gas, which reduced margin by approximately.4% of net sales.

General and Administrative Expenses.  General and administrative expenses decreased by approximately $86,000, or 2.6%, to $3.1 million during the first quarter of 2004 from $3.2 million during the first quarter of 2003.  Expressed as a percentage of net sales, general and administrative expenses decreased to 6.3% in the first quarter of 2004 from 7.4% during the first quarter of 2003.  The dollar decrease was primarily due to reduced costs of training and recruiting new restaurant managers.

Depreciation, Amortization, Deferred Rent, and Pre-opening Expenses.  Depreciation, amortization, deferred rent, and pre-opening expenses increased by approximately $269,000, or 9.0%, to $3.2 million during the first quarter of 2004 from $3.0 million during the first quarter of 2003.  Expressed as a percentage of net sales, depreciation, amortization, deferred rent, and pre-opening expenses decreased to 6.5% in the first quarter of 2004 from 6.9% during the first quarter of 2003.  The dollar variance was primarily the result of a $490,000 increase in depreciation costs due to new restaurants partially offset by a $260,000 decrease in pre-opening costs.

Interest Expense.  Net interest expense increased by approximately $231,000, or 9.6%, to $2.6 million during the first quarter of 2004 from $2.4 million during the first quarter of 2003.  Incremental interest expense of approximately $152,000 was incurred in the first quarter of 2004 as a result of capitalized leases recorded in 2003.

Income Taxes.  The Company has an historical trend of recurring pre-tax losses since 1998 excluding the sale of 40 Chili’s and seven On The Border restaurants to Brinker International, Inc. in April 2001.  The Company anticipates that its current plan for continued development of Company owned Bertucci’s restaurants will burden pre-tax profits because of the recognition of pre-opening costs and initial year inefficiencies associated with new restaurants.  During the fourth quarter of 2002 the Company recorded a full valuation allowance for its net deferred tax asset.  The Company has also provided a full valuation allowance relating to the tax benefits generated during 2004 and 2003 (primarily from its operating losses).

Liquidity and Capital Resources

The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow, bank and mortgage borrowings, the sale of Common Stock, and, in fiscal 2003, two sale leaseback transactions.  Future capital and working capital needs are expected to be funded from operating cash flow.

Net cash flows used by operating activities were $2.0 million for the first quarter of 2004, $300,000 less than the $2.3 million used during the first quarter of 2003.  As of March 31, 2004, the Company had cash and cash equivalents of $9.1 million.

The Company’s capital expenditures were $1.4 million from January 1, 2004 through March 31, 2004 compared to $5.1 million for the comparable prior year period.  The capital expenditures were primarily comprised of $1.0 million for new Bertucci’s restaurants and $400,000 for remodels and maintenance capital.  The Company anticipates capital expenditures for the remainder of 2004 will be approximately $6.6 million.

As of March 31, 2004, the Company had $91.9 million in consolidated indebtedness: $85.3 million pursuant to the Senior Notes, $5.7 million related to the capital lease portion of the sale-leaseback transaction, and $860,000 of promissory notes.  The Company has a $4.0 million (maximum) Letter of Credit Facility.  As of March 31, 2004, this facility was collateralized with $3.1 million of cash restricted from general use in support of $3.1 million of outstanding letters of credit. The Company does not have a line of credit or other similar borrowing facility.

The Company believes the cash flow generated from operations and current cash on hand will be sufficient to fund its planned operations, including debt service, lease commitments and capital expenditures, for the next twelve months.  The Company expects that it will experience significant liquidity demands in 2008, however, when its 10 3/4% senior notes with a current outstanding principal amount of $85.3 million (the “Senior Notes”) must be paid in full.  Currently, the Company is only required to pay semi-annual interest payments on the Senior Notes.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.

Impact of Inflation

Inflationary factors such as increases in labor, food or other operating costs could adversely affect the Company’s operations.  The Company does not believe inflation has had a material impact on its financial position or results of operations for the periods discussed above.  Management believes through the proper leveraging of purchasing size, labor scheduling, and restaurant development analysis, inflation will not have a material adverse effect on operations during the foreseeable future.  There can be no assurance inflation will not materially adversely affect the Company.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to impairment of long-lived assets, self-insurance, and closed restaurants reserve. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluates property and equipment held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable.  An impairment is determined by comparing estimated undiscounted future operating cash flows (which the Company estimates using historical cash flows and other relevant facts and circumstances) for a restaurant to the carrying amount of its assets.  If an impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset.  The estimates and assumptions used during this process are subject to a high degree of judgment.

During the third quarter of 2003, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at eleven restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the eleven restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $4.7 million.  In the third quarter of 2003, the Company recorded an impairment charge to reflect the write down of the affected assets to fair value.

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

Closed Restaurants Reserve

The Company remains primarily liable on leases for 14 closed locations. Management reviews the specifics of each site on a quarterly basis to estimate the Company’s net remaining liability over the remaining lease term. Certain locations have subtenants in place while others remain vacant. Estimates must be made of future sublease income or lease assignment possibilities. If subtenants default on their subleases or projected future subtenants are not obtained, actual results could differ from the Company’s estimates, thereby impacting the Company’s financial results. All activity in fiscal 2003 and 2004 has been consistent with reserves and no increases in the reserve have been necessary.

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

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings from time to time incidental to the conduct of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Management is not aware of any litigation to which the Company is currently a party that is likely to have a material adverse effect on the Company.

Item 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1        Certification of Benjamin R. Jacobson pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).

31.2        Certification of Kurt J. Schnaubelt pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).

(*) – Included with this report.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERTUCCI’S CORPORATION
(Registrant)

Date:	May 13, 2004	By: /s/ Benjamin R. Jacobson
Chairman of the Board of Directors,
Chief Executive Officer, Treasurer
(Principal Executive Officer)

Date:	May 13, 2004	By: /s/ Kurt J. Schnaubelt
Chief Financial Officer,
Senior Vice President – Finance and
Administration (Chief Accounting Officer)