Form 10-Q
period 2004-06-30
BERTUCCIS CORP
filed 2004-08-13
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Voluntarily Filed Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Quarterly Period Ended   June 30, 2004

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

Yes   ☐     No   ☒

2,944,579 shares of the registrant’s Common Stock were outstanding on August 13, 2004.

BERTUCCI’S CORPORATION

FORM 10-Q

 PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$10,798	$12,647
Restricted cash	3,129	3,129
Accounts receivable	705	753
Inventories	1,424	1,268
Prepaid expenses and other current assets	1,837	1,758
Total current assets	17,893	19,555
Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	61,200	63,084
Furniture and equipment	45,499	43,806
	113,419	113,610
Less - accumulated depreciation and amortization	(46,131)	(40,300)
	67,288	73,310
Construction work in process	584	301
Net property and equipment	67,872	73,611
Goodwill	26,127	26,127
Deferred finance costs, net	3,214	3,559
Liquor licenses, net	2,525	2,555
Other assets	491	479
TOTAL ASSETS	$118,122	$125,886

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Promissory notes - current portion	$39	$39
Capital lease obligations - current portion	31	31
Accounts payable	9,043	8,443
Accrued expenses	13,805	14,026
Total current liabilities	22,918	22,539
Promissory notes, net of current portion	802	821
Captial lease obligations, net of current portion	5,709	5,724
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	2,080	2,112
Other long-term liabilities	4,122	4,164
Total liabilities	120,941	120,670
Stockholders’ (Deficit) Equity:
Common stock, $.01 par value Authorized - 8,000,000 shares Issued - 3,667,495 and 3,666,370 shares respectively; Outstanding 2,944,579 and 2,961,552 shares, respectively	37	37
Less treasury shares of 722,916 and 704,818 respectively, at cost	(8,323)	(8,190)
Additional paid-in capital	29,045	29,035
Accumulated deficit	(23,578)	(15,666)
Total stockholders’ (deficit) equity	(2,819)	5,216
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$118,122	$125,886

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2004	July 2, 2003	June 30, 2004	July 2, 2003

Net sales	$51,754	$47,587	$101,180	$90,261

Cost of sales and expenses:
Cost of sales	12,883	11,019	24,439	20,480
Operating expenses	33,480	28,418	63,119	54,893
General and administrative expenses	3,478	2,856	6,571	6,035
Asset impairment charge	3,338	—	3,338	—
Depreciation, amortization, deferred rent and pre-opening expenses	3,112	3,272	6,345	6,235
Total cost of sales and expenses	56,291	45,565	103,812	87,643
(Loss) income from operations	(4,537)	2,022	(2,632)	2,618
Interest expense, net	(2,652)	(2,498)	(5,280)	(4,896)
Loss before income tax benefit	(7,189)	(476)	(7,912)	(2,278)

Income tax benefit	—	—	—	—

Net loss	$(7,189)	$(476)	$(7,912)	$(2,278)

Basic and diluted loss per share	$(2.44)	$(0.16)	$(2.68)	$(0.77)

Weighted average shares outstanding - basic and diluted	2,945,040	2,977,560	2,951,738	2,977,166

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital		Total Stockholders’ (Deficit) Equity
	Number of Shares	Amount	Number of Shares	Amount		Accumulated Deficit

Balance December 31, 2003	3,666,370	$37	(704,818)	$(8,190)	$29,035	$(15,666)	$5,216
Purchase of common stock for treasury	—	—	(18,098)	(133)	—	—	(133)
Sale of common stock from exercise of options	1,125		—	—	10	—	10
Net loss	—	—	—	—	—	(7,912)	(7,912)

Balance June 30, 2004	3,667,495	$37	(722,916)	$(8,323)	$29,045	$(23,578)	$(2,819)

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 30, 2004	July 2, 2003

Cash flows from operating activities
Net loss	$(7,912)	$(2,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,206	5,226
Asset impairment charge	3,338	—
Deferred rent	284	221
Amortization of gain on sale-leaseback	(31)	(29)
Changes in operating assets and liabilities
Inventories	(156)	(360)
Prepaid expenses, receivables and other	(31)	784
Other accrued expenses	(549)	(1,750)
Accounts payable	600	336
Other operating assets and liabilities	(11)	(150)
Total adjustments	9,650	4,278

Net cash provided by operating activities	1,738	2,000

Cash flows from investing activities
Additions to property and equipment	(3,430)	(10,178)
Acquisition of liquor licenses	—	(133)

Net cash used in investing activities	(3,430)	(10,311)

Cash flows from financing activities
Net proceeds from sale leaseback transactions	—	7,177
Decrease in restricted cash	—	239
Purchase common stock for treasury	(133)	(90)
Sale of common stock from exercise of options	10	—
Payment on promissory note	(19)	(40)
Principal payments under capital lease obligations	(15)	(3)

Net cash (used in) provided by financing activities	(157)	7,283

Net decrease in cash and cash equivalents	(1,849)	(1,028)
Cash and cash equivalents, beginning of year	12,647	13,133
Cash and cash equivalents, end of period	$10,798	$12,105

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,042	$4,809
Cash paid (refunds received) for income taxes	$354	$(26)
Capital leases entered into during period	$—	$3,821
Promissory note issued in exchange for liquor license rights	$—	$555
Promissory note issued in exchange for settlement of lease liability	$—	$386

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

Notes To Consolidated Financial Statements

June 30, 2004

(Unaudited)

1.  Basis of Presentation

The unaudited consolidated condensed financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The operating results for the twenty-six weeks ended June 30, 2004 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 29, 2004.

2.  Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  The Statement requires an issuer to classify financial instruments within its scope as a liability. Many of those instruments were previously classified as equity under prior accounting guidelines. SFAS No. 150 is effective for all such financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective on July 3, 2003, with the exception of mandatory redeemable financial instruments of non-public entities, for which the provisions of this statement were applicable in the first quarter of 2004.  The Company does not use such financial instruments, and therefore, the adoption of the applicable portions of this statement in the third quarter of 2003 and the first quarter of 2004 did not have a material impact on the Company’s financial position or results of operations.

3. Liquor Licenses

Transferable liquor licenses purchased are accounted for at the lower of cost or fair market value and are not amortized.  Annual renewal fees are expensed as incurred.  Non-transferable liquor licenses are amortized on a straight-line basis over the contractual life of the license.  The carrying value of transferable liquor licenses was $2.0 million at December 31, 2003 and June 30, 2004.  Accumulated amortization at December 31, 2003 and June 30, 2004 for a non-transferable liquor license acquired in fiscal 2003 was $40,000 and $70,000, respectively.  Amortization expense for the twenty-six weeks ended June 30, 2004 was $30,000 and is expected to be $60,000 per year through fiscal 2013.

4.  Restaurant Closing Reserves

Restaurant closing reserves were established as part of the acquisition of Bertucci’s, Inc. in July 1998.  These reserves were related to estimated future lease commitments and exit costs to close 18 Bertucci’s locations.  In 2001, the Company accrued an additional $4.2 million related to selected locations (all of which had been closed), consisting of estimated lease commitments and certain exit costs.  It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases.  However, due to market conditions, the Company has been unable to sublease or exit certain of these leases.  In June 2002, the Company closed one restaurant and recorded a charge of $236,000 primarily related to estimated lease termination costs.  In March 2003, the Company terminated a lease for one of its closed locations in exchange for issuing a promissory note of $455,000 payable in varying installments through 2010.  The note does not bear interest. Accordingly, the Company imputed interest on the note and recorded the obligation at its then present value of $386,000 in other long-term obligations in the accompanying balance sheet.

The closed restaurant reserve was calculated net of sublease income at 14 locations that are partially or fully subleased as of June 30, 2004.  The Company remains primarily liable for the remaining lease obligations should the sublessee default.  Total sublease income excluded from the reserve is approximately $7.9 million for subleases expiring at various dates through 2017.  There have been no defaults by sublessors to date.

Activity within the reserve was as follows (in thousands):

	Twenty-six weeks ended
	June 30, 2004	July 2, 2003

Balance, beginning of the year	$1,449	$2,499
Payments charged against reserve	(328)	(396)
Promissory note issued	—	(386)
Balance, end of period	$1,121	$1,717

Current portion (included in accrued expenses)	$615	$621
Noncurrent portion	506	1,096
	$1,121	$1,717

5.  Loss per Share

The number of shares used to calculate diluted loss per share for the periods ended June 30, 2004 and July 2, 2003 exclude the effect of 560,146 and 671,244 shares of Common Stock subject to outstanding stock options, respectively, as the options are anti-dilutive.

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

7.  Stock-Based Compensation

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2004	July 2, 2003	June 30, 2004	July 2, 2003
Net loss, as reported	$(7,189)	$(476)	$(7,912)	$(2,278)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(78)	(161)	(156)	(321)

Pro forma net loss	$(7,267)	$(637)	$(8,068)	$(2,599)

Loss per share:
Basic and diluted—as reported	$(2.44)	$(0.16)	$(2.68)	$(0.77)
Basic and diluted—pro forma	$(2.46)	$(0.21)	$(2.73)	$(0.87)

8.  Sale of Properties

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

9.  Asset Impairment Charge

The Company’s long-lived assets consist primarily of goodwill and leasehold improvements related to its restaurant operations. Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires management to test the recoverability of long-lived assets (excluding goodwill) by comparing estimated undiscounted future operating cash flows expected to be generated from these assets to the carrying amounts of the assets whenever events or changes in circumstances indicate the carrying value may not be recoverable.  If cash flows are not sufficient to recover the carrying amount of the assets, impairment has occurred and the assets are written down to fair value.  Significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity are required to be made by management in order to test for impairment under this standard.

During the second quarter of 2004, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at seven restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the seven restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $3.3 million.  The Company has recorded an impairment charge during the quarter to reflect the write down of the affected assets to fair value.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements other than statements of historical facts included in this Report on Form 10-Q, including, without limitation, statements set forth under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to materially differ include, without limitation: (a) the Company’s high degree of leverage which could, among other things, reduce the Company’s ability to obtain financing for operations and expansion, place the Company at a competitive disadvantage and limit the Company’s flexibility to adjust to changing market conditions; (b) the challenges of managing geographic expansion; (c) changes in food costs, supplies and key supplier relationships; and (d) the possible adverse impact of government regulation on the Company.  Other factors that could adversely affect the Company's business and prospects are described in their filings with the Securities and Exchange Commission.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the consolidated financial statements of Bertucci’s Corporation, (the “Company”) and the notes thereto included herein.

General

The Company’s wholly owned subsidiary, Bertucci’s Restaurant Corp., owns and operates a full-service, casual dining, Italian-style restaurant concept under the name Bertucci’s Brick Oven Pizzeria®. As of June 30, 2004, the Company owned and operated 90 such restaurants located primarily in the northeastern United States.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA

(Percentage of Net Sales)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2004	July 2, 2003	June 30, 2004	July 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	24.9%	23.2%	24.2%	22.7%
Operating expenses	64.7%	59.7%	62.4%	60.8%
General and administrative expenses	6.7%	6.0%	6.5%	6.7%
Asset impairment charge	6.4%	—	3.2%	—
Depreciation, amortization, deferred rent, and pre-opening expenses	6.0%	6.9%	6.3%	6.9%
Total cost of sales and expenses	108.7%	95.8%	102.6%	97.1%

(Loss) income from operations	(8.7)%	4.2%	(2.6)%	2.9%
Interest expense, net	(5.1)%	(5.2)%	(5.2)%	(5.4)%
Loss before income tax benefit	(13.8)%	(1.0)%	(7.8)%	(2.5)%

Income tax benefit	—	—	—	—

Net loss	(13.8)%	(1.0)%	(7.8)%	(2.5)%

Restaurant Operating Data:
Increase in comparable restaurant sales (a)	1.0%	4.0%	2.9%	5.2%
Number of restaurants:
Restaurants open, beginning of period	90	82	89	80
Restaurants opened	—	4	1	6
Total restaurants open, end of period	90	86	90	86

(a)                The Company defines comparable restaurant sales as net sales from restaurants open at least one full fiscal year prior to the beginning of the current reported period.

Thirteen Weeks Ended June 30, 2004 Compared to Thirteen Weeks Ended July 2, 2003

Net Sales.  Total net sales increased by $4.2 million, or 8.8%, to $51.8 million during the second quarter of 2004 from $47.6 million during the second quarter of 2003.  The increase was primarily due to a $450,000 (1.0%) increase in comparable restaurant sales, a $4.1 million increase in sales due to 89.4 incremental restaurant weeks from eleven restaurants opened since January 2003, and an offset of approximately $340,000 from one restaurant closing in the fourth quarter of 2003.  Comparable Bertucci’s restaurant dine-in guest counts decreased 5.1% for the second quarter of 2004 as compared to the second quarter of 2003.  Bertucci’s comparable restaurant dine-in sales increased 1.2% and comparable carry-out and delivery sales increased .2% for the quarter as compared to the second quarter of 2003. The Company believes the increase in comparable sales was primarily due to an aggregate 3.5% increase in menu prices in March 2003 and February 2004 and a menu mix shift to higher priced items, partially offset by the aforementioned guest count decreases.  For the 79 comparable restaurants, average weekly sales increased from $44,100 per restaurant in the second quarter 2003 to $44,600 per restaurant during the second quarter of 2004.  For the eleven restaurants opened since January 2003, average weekly sales were $44,700 per restaurant during the second quarter of 2004.

Cost of Sales.  Cost of sales increased by approximately $1.9 million, or 17.3%, to $12.9 million during the second quarter of 2004 from $11.0 million during the second quarter 2003.  Expressed as a percentage of net sales, overall cost of sales increased to 24.9% during the second quarter of 2004 from 23.2% during the second quarter of 2003.  Increased sales accounted for approximately $742,000 of the increase, approximately $646,000 resulted from increases in selected ingredient costs, primarily cheese and oil, and approximately $496,000 was due to a menu mix shift to higher cost items.  The Company believes the higher ingredient costs and the shift in menu emphasis will continue during 2004.

Operating Expenses.  Operating expenses increased by $5.1 million, or 20.4%, to $33.5 million during the second quarter of 2004 from $28.4 million during the second quarter of 2003.  Expressed as a percentage of net sales, operating expenses increased to 64.7% in the second quarter of 2004 from 59.7% during the second quarter of 2003.  The dollar increase was primarily due to the opening and operation of restaurants that were opened after the second quarter of 2003 and advertising expenditures of $2.9 million more in the second quarter of 2004 as compared to the second quarter of 2003, primarily due to the timing of marketing campaigns. The first marketing campaign of fiscal 2004 began in April and was concentrated over the second quarter of 2004; the first marketing campaign of 2003 began in March 2003 and continued through the last quarter of 2003.

General and Administrative Expenses.  General and administrative expenses increased by approximately $622,000, or 21.4%, to $3.5 million during the second quarter of 2004 from $2.9 million during the second quarter of 2003.  Expressed as a percentage of net sales, general and administrative expenses increased to 6.7% in the second quarter of 2004 from 6.0% during the second quarter of 2003.  The dollar increase was primarily due to higher payroll and related expenses due to open positions being filled and higher professional fees due to outsourcing services prior to filling the positions.

Asset Impairment Charge.  As discussed in Note 9 of Notes to Consolidated Financial Statements, the Company recorded a charge of approximately $3.3 million in the second quarter 2004 to recognize the estimated impairment of depreciable long-lived assets in seven restaurants. Impairment of three restaurants opened in 2003 comprised all but $80,000 of the total charge.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $160,000, or 4.8%, to $3.1 million during the second quarter of 2004 from $3.3 million during the second quarter of 2003.  Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 6.0% in the second quarter of 2004 from 6.9% during the second quarter of 2003.  The dollar variance was primarily the result of a $664,000 decrease in pre-opening costs as there were no openings in the second quarter of 2004 partially offset by a $463,000 increase in depreciation costs due to restaurants open since July 2003.

Interest Expense.  Net interest expense increased by approximately $154,000, or 6.2%, to $2.7 million during the second quarter of 2004 from $2.5 million during the second quarter of 2003 primarily as a result of reduced construction costs capitalized and capitalized leases recorded in 2003.

Income Taxes.  The Company has an historical trend of recurring pre-tax losses since 1998 excluding the sale of 40 Chili’s and seven On The Border restaurants to Brinker International, Inc. in April 2001.  The Company anticipates that its current plan for continued development of Company owned Bertucci’s restaurants will burden pre-tax profits because of the recognition of pre-opening costs and initial year inefficiencies associated with new restaurants.  During the fourth quarter of 2002, the Company recorded a full valuation allowance for its net deferred tax asset.  The Company has also provided a full valuation allowance relating to the tax benefits subsequently generated (primarily from its operating losses).

Twenty-Six Weeks Ended June 30, 2004 Compared to Twenty-Six Weeks Ended July 2, 2003

Net Sales.  Total net sales increased by $10.9 million, or 12.1%, to $101.2 million during the first two quarters of 2004 from $90.3 million during the first two quarters of 2003.  The increase was primarily due to a $2.5 million, or 2.9%, increase in comparable restaurant sales, a $9.0 million increase in sales due to 199.0 incremental restaurant weeks from eleven restaurants opened since January 2003, and an offset of approximately $634,000 from one restaurant closing in the fourth quarter of 2003.  Comparable Bertucci’s restaurant dine-in guest counts decreased 3.8% for the first two quarters of 2004 as compared to the first two quarters of 2003.  Bertucci’s comparable restaurant dine-in sales increased 3.2% and comparable carry-out and delivery sales increased 1.8% for the period as compared to the first two quarters of 2003. The

Company believes the increase in comparable sales was primarily due to an aggregate 3.2% increase in menu prices in March 2003 and February 2004 and a menu mix shift to higher priced items, partially offset by the aforementioned guest count decreases.  For the 79 comparable restaurants, average weekly sales increased from $42,500 per restaurant in the first two quarters 2003 to $43,700 per restaurant during the first two quarters of 2004.  For the eleven restaurants opened since January 2003, average weekly sales were $41,500 per restaurant during the first two quarters of 2004.

Cost of Sales.  Cost of sales increased by approximately $3.9 million, or 19.0%, to $24.4 million during the first two quarters of 2004 from $20.5 million during the first two quarters 2003.  Expressed as a percentage of net sales, overall cost of sales increased to 24.2% during the first two quarters of 2004 from 22.7% during the first two quarters of 2003.  Increased sales accounted for approximately $1.9 million of the increase, approximately $1.0 million resulted from increases in selected ingredient costs, primarily cheese and oil, and approximately $1.1 million was due to a menu mix shift to higher cost items.  The Company believes the higher ingredient costs and the shift in menu emphasis will continue during 2004.

Operating Expenses.  Operating expenses increased by $8.2 million, or 14.9%, to $63.1 million during the first two quarters of 2004 from $54.9 million during the first two quarters of 2003.  Expressed as a percentage of net sales, operating expenses increased to 62.4% in the first two quarters of 2004 from 60.8% during the first two quarters of 2003.  Advertising expenditures were $2.4 million more in the first two quarters of 2004 as compared to the first two quarters of 2003, primarily due to the timing of marketing campaigns each year. Expenses in new restaurants, exclusive of advertising, were responsible for $5.0 million of the increase. Utilities in existing restaurants were primarily responsible for the balance of the increase.

General and Administrative Expenses.  General and administrative expenses increased by approximately $536,000, or 8.9%, to $6.6 million during the first two quarters of 2004 from $6.0 million during the first two quarters of 2003.  Expressed as a percentage of net sales, general and administrative expenses decreased to 6.5% in the first two quarters of 2004 from 6.7% during the first two quarters of 2003.  The dollar increase was primarily due to higher payroll and related expenses due to open positions being filled and higher professional fees due to outsourcing services prior to filling the positions.

Asset Impairment Charge. As discussed in Note 9 of Notes to Consolidated Financial Statements, the Company recorded a charge of approximately $3.3 million in the second quarter 2004 to recognize the estimated impairment of depreciable long-lived assets in seven restaurants. Impairment of three restaurants opened in 2003 comprised all but $80,000 of the total charge.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses increased by approximately $110,000, or 1.8%, to $6.3 million during the first two quarters of 2004 from $6.2 million during the first two quarters of 2003.  Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 6.3% in the first two quarters of 2004 from 6.9% during the first two quarters of 2003.  The dollar variance was primarily the result of a $1.0 million increase in depreciation costs and deferred rent due to new restaurants partially offset by a $926,000 decrease in pre-opening costs.

Interest Expense.  Net interest expense increased by approximately $384,000, or 7.8%, to $5.3 million during the first two quarters of 2004 from $4.9 million during the first two quarters of 2003.  Incremental interest expense of approximately $190,000 was incurred in the first two quarters of 2004 as a result of capitalized leases recorded in 2003.  Fewer restaurant openings contributed to approximately $112,000 less interest capitalized to construction costs. Reduced interest income, due to both lower interest rates and lower cash balances available, were primarily responsible for the balance of the net increase.

Income Taxes.  The Company has an historical trend of recurring pre-tax losses since 1998 excluding the sale of 40 Chili’s and seven On The Border restaurants to Brinker International, Inc. in April 2001.  The Company anticipates that its current plan for continued development of Company owned Bertucci’s restaurants will burden pre-tax profits because of the recognition of pre-opening costs and initial year inefficiencies associated with new restaurants.  During the fourth quarter of 2002, the Company recorded a full valuation allowance for its net deferred tax asset.  The Company has also provided a full valuation allowance relating to the tax benefits subsequently generated (primarily from its operating losses).

Liquidity and Capital Resources

The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow, bank and mortgage borrowings and, in fiscal 2003, two sale leaseback transactions.  Future capital and working capital needs are expected to be funded from net cash flows provided by operating activities.

Net cash flows provided by operating activities were $1.7 million for the first two quarters of 2004, $300,000 less than the $2.0 million provided during the first two quarters of 2003.  As of June 30, 2004, the Company had cash and cash equivalents of $10.8 million.

The Company’s capital expenditures were $3.4 million during the first two quarters of 2004 compared to $10.3 million for the comparable prior year period.  The capital expenditures were primarily comprised of $1.8 million for new Bertucci’s restaurants and $1.6 million for remodeling and maintenance capital.  The Company anticipates capital expenditures for the remainder of 2004 will be approximately $4.6 million.

As of June 30, 2004, the Company had $91.9 million in consolidated indebtedness: $85.3 million in outstanding principal amount of 10 ¾% senior notes (the “Senior Notes”), $5.7 million related to the capital lease portion of the sale-leaseback transactions, and $842,000 of promissory notes.  The Company has a $4.0 million (maximum) Letter of Credit Facility.  As of June 30, 2004, this facility was collateralized with $3.1 million of cash restricted from general use in support of $3.1 million of outstanding letters of credit. In August 2004, the Company funded an $820,000 Letter of Credit increase with an equivalent increase in restricted cash. The Company does not have a line of credit or other similar borrowing facility.

The Company believes the cash flow generated from operations and current cash on hand will be sufficient to fund its planned operations, including debt service, lease commitments and capital expenditures, for the next twelve months.  The Company expects that it will experience significant liquidity demands in 2008 when its Senior Notes must be paid in full.  Currently, the Company is only required to pay semi-annual interest payments on the Senior Notes.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon their consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements required the Company to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates their estimates, including those related to impairment of long-lived assets, self-insurance, and closed restaurants reserve. The Company bases their estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

During the second quarter of 2004, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at seven restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the seven restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $3.3 million. In the second quarter of 2004, the Company recorded an impairment charge to reflect the write down of the affected assets to fair value. Impairment of three restaurants opened in 2003 comprised all but $80,000 of the total charge.

A similar assessment by the Company during the third quarter of 2003 determined an impairment of fixed assets existed at eleven restaurant locations. The carrying amount of the assets exceeded the estimated fair value of the assets by approximately $4.7 million.  The Company recorded an impairment charge of that amount in the third quarter of 2003 to reflect the write down of the affected assets to fair value.

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

Self-Insurance

The Company is self-insured for certain losses related to general liability, group health insurance, and workers’ compensation.  The Company maintains stop loss coverage with third party insurers to limit its total exposure.  The self-insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date.  The estimated liability is not discounted and is established based upon analysis of historical data and estimates of the ultimate costs of claims incurred, which is reviewed by the Company on a quarterly basis to ensure that the liability is appropriate.  If actual trends, including the severity or frequency of claims, differ from the Company’s estimates, the Company’s financial results could be impacted. To date, no activity has occurred requiring significant adjustments to these reserves.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no exposure to specific risks related to derivatives or other “hedging” types of financial instruments.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

No changes in our internal control over financial reporting occurred during the first twenty-six weeks of fiscal 2004 which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 10, 2004, the Company issued 1,125 shares of Common Stock to Gregory A. Pastore, the Company’s former Vice President – General Counsel, in connection with  Mr. Pastore’s exercise of stock options.  In consideration of the issuance of these shares, Mr. Pastore paid the Company an aggregate of $10,672 in cash.  When issuing these shares, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the “Act”), provided by Section 4(2) of the Act.  No commissions were paid to any underwriter in connection with the shares issued to Mr. Pastore.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

On August 11, 2004, Benjamin R. Jacobson, Chairman of the Company’s Board of Directors and the Chief Executive Officer and Treasurer of the Company resigned from the office of Chief Executive Officer.  Mr. Jacobson remains the Chairman of the Company’s Board of Directors and the Company’s Treasurer.

Also, on August 11, 2004, the Board of Directors of the Company elected Stephen V. Clark as the Company’s Chief Executive Officer.  Mr. Clark has served as a director of the Company since April 2002.   Mr. Clark has been the President and Chief Executive Officer of Taco Bueno, a quick service Mexican restaurant chain of over 120 stores, since June 2001. He will retain those positions in addition to his duties with the Company.  He previously served as Taco Cabana Inc.’s Chief Executive Officer from November 1996 through June 2001 and was previously the President, Chief Operating Officer, and Director at Taco Cabana from April 1995 through November 1996.  Prior to that, Mr. Clark held various positions with Church’s Chicken, a division of America’s Favorite Chicken, over seventeen years, the last having been Senior Vice President and Concept General Manager.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1        Certification of Stephen V. Clark pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).

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

BERTUCCI’S CORPORATION
(Registrant)

Date: August 13, 2004	By: /s/ Stephen V. Clark
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2004	By: /s/ Kurt J. Schnaubelt
Chief Financial Officer,
Senior Vice President – Finance and
Administration (Chief Accounting Officer)