Form 10-Q
period 2004-09-29
BERTUCCIS CORP
filed 2004-11-15
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Voluntarily Filed Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Quarterly Period Ended September 29, 2004

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

Yes   ☒No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐No   ☒

2,924,253 shares of the registrant’s Common Stock were outstanding on November 10, 2004.

BERTUCCI’S CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

1)	Consolidated Balance Sheets September 29, 2004 (Unaudited) and December 31, 2003

2)	Consolidated Statements of Operations for the 13 and 39 Weeks Ended September 29, 2004 (Unaudited) and October 1, 2003 (Unaudited)

3)	Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the 39 Weeks Ended September 29, 2004 (Unaudited)

4)	Consolidated Statements of Cash Flow for the 39 Weeks Ended September 29, 2004 (Unaudited) and October 1, 2003 (Unaudited)

5)	Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	September 29, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$6,188	$12,647
Restricted cash	3,920	3,129
Accounts receivable	847	753
Inventories	1,495	1,268
Prepaid expenses and other current assets	1,709	1,758
Total current assets	14,159	19,555

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	62,477	63,084
Furniture and equipment	46,950	43,806
	116,147	113,610
Less - accumulated depreciation and amortization	(48,904)	(40,300)
	67,243	73,310
Construction work in process	451	301
Net property and equipment	67,694	73,611

Goodwill	26,127	26,127
Deferred finance costs, net	3,036	3,559
Liquor licenses, net	2,509	2,555
Other assets	438	479
TOTAL ASSETS	$113,963	$125,886

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Promissory notes - current portion	$39	$39
Capital lease obligations - current portion	31	31
Accounts payable	8,276	8,443
Accrued expenses	11,450	14,026
Total current liabiliites	19,796	22,539
Promissory notes, net of current portion	781	821
Captial lease obligations, net of current portion	5,698	5,724
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	2,030	2,112
Other long-term liabilities	4,113	4,164
Total liabilities	117,728	120,670
Stockholders’ (Deficit) Equity:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,667,495 and 3,666,370 shares respectively; Outstanding 2,943,164 and 2,961,552 shares, respectively	37	37
Less treasury shares of 724,331 and 704,818 respectively, at cost	(8,332)	(8,190)
Additional paid-in capital	29,045	29,035
Accumulated deficit	(24,515)	(15,666)
Total stockholders’ (deficit) equity	(3,765)	5,216
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$113,963	$125,886

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29,	October 1,	September 29,	October 1,
	2004	2003	2004	2003

Net sales	$49,260	$47,381	$150,440	$137,642

Cost of sales and expenses:
Cost of sales	12,256	11,402	36,695	31,882
Operating expenses	29,521	28,833	92,640	83,726
General and administrative expenses	2,655	2,554	9,226	8,589
Asset impairment charge	—	4,682	3,338	4,682
Depreciation, amortization, deferred rent and pre-opening expenses	3,111	3,184	9,456	9,419
Total cost of sales and expenses	47,543	50,655	151,355	138,298
Income (loss) from operations	1,717	(3,274)	(915)	(656)

Interest expense, net	(2,654)	(2,615)	(7,934)	(7,511)
Loss before income tax benefit	(937)	(5,889)	(8,849)	(8,167)

Income tax benefit	—	—	—	—

Net loss	$(937)	$(5,889)	$(8,849)	$(8,167)

Basic and diluted loss per share	$(0.32)	$(1.99)	$(3.00)	$(2.75)

Weighted average shares outstanding - basic and diluted	2,944,377	2,963,674	2,949,279	2,972,642

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

Balance December 31, 2003	3,666,370	$37	(704,818)	$(8,190)	$29,035	$(15,666)	$5,216
Purchase of common stock for treasury	—	—	(19,513)	(142)	—	—	(142)
Sale of common stock from exercise of options	1,125	—	—	—	10	—	10
Net loss	—	—	—	—	—	(8,849)	(8,849)
Balance September 29, 2004	3,667,495	$37	(724,331)	$(8,332)	$29,045	$(24,515)	$(3,765)

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 29, 2004	October 1, 2003

Cash flows from operating activities
Net loss	$(8,849)	$(8,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,173	8,052
Asset impairment charge	3,338	4,682
Deferred rent	418	344
Amortization of gain on sale-leaseback	(82)	(56)
Changes in operating assets and liabilities
Inventories	(227)	(357)
Prepaid expenses, receivables and other	(45)	1,033
Other accrued expenses	(3,045)	(4,556)
Accounts payable	(167)	519
Other operating assets and liabilities	41	(144)
Total adjustments	9,404	9,517
Net cash provided by operating activities	555	1,350

Cash flows from investing activities
Additions to property and equipment	(6,025)	(13,288)
Acquisition of liquor licenses	—	(133)
Net cash used in investing activities	(6,025)	(13,421)

Cash flows from financing activities
Net proceeds from sale leaseback transactions	—	7,177
Increase in restricted cash	(791)	(652)
Purchase of common stock for treasury	(142)	(90)
Sale of common stock from exercise of options	10	—
Payment on promissory note	(40)	(67)
Principal payments under capital lease obligations	(26)	(5)
Net cash (used in) provided by financing activities	(989)	6,363

Net decrease in cash and cash equivalents	(6,459)	(5,708)
Cash and cash equivalents, beginning of year	12,647	13,133
Cash and cash equivalents, end of period	$6,188	$7,425

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,863	$9,577
Cash paid for income taxes	$373	$17
Capital leases entered into during period	$—	$3,821
Promissory note issued in exchange for liquor license rights	$—	$555
Promissory note issued in exchange for settlement of lease liability	$—	$941

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

Notes To Consolidated Financial Statements

September 29, 2004

(Unaudited)

1.  Basis of Presentation

The unaudited consolidated condensed financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The operating results for the thirteen and thirty-nine weeks ended September 29, 2004 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 29, 2004.

2.  Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  The Statement requires an issuer to classify financial instruments within its scope as a liability. Many of those instruments were previously classified as equity under prior accounting guidelines. SFAS No. 150 is effective for all such financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective on July 3, 2003, with the exception of mandatory redeemable financial instruments of non-public entities, for which the provisions of this statement were applicable in the first quarter of 2004.  The Company does not use such financial instruments, and therefore, the adoption of the applicable portions of this statement did not have a material impact on the Company’s financial position or results of operations.

3. Liquor Licenses

Transferable liquor licenses purchased are accounted for at the lower of cost or fair market value and are not amortized.  Annual renewal fees are expensed as incurred.  Non-transferable liquor licenses are amortized on a straight-line basis over the contractual life of the license.  The carrying value of transferable liquor licenses was $2.0 million at December 31, 2003 and September 29, 2004.  Accumulated amortization at December 31, 2003 and September 29, 2004 for a non-transferable liquor license was $40,000 and $86,000, respectively.  Amortization expense for the thirty-nine weeks ended September 29, 2004 was $46,000 and is expected to be $60,000 per year through fiscal 2013.

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

The closed restaurant reserve was calculated net of sublease income at 14 locations that are partially or fully subleased as of September 29, 2004.  The Company remains primarily liable for the remaining lease obligations should the sublessee default.  Total sublease income excluded from the reserve is approximately $7.5 million for subleases expiring at various dates through 2017.  There have been no defaults by sublessors to date.

Activity within the reserve was as follows (in thousands):

	Thirty-nine weeks ended
	September 29, 2004	October 1, 2003

Balance, beginning of the year	$1,449	$2,499
Payments charged against reserve	(469)	(566)
Promissory note issued	—	(386)
Balance, end of period	$980	$1,547

Current portion (included in accrued expenses)	$615	$621
Noncurrent portion	365	926
	$980	$1,547

5.  Loss per Share

The number of shares used to calculate diluted loss per share for the periods ended September 29, 2004 and October 1, 2003 exclude the effect of 554,021 and 602,311 shares of Common Stock subject to outstanding stock options, respectively, as the options are anti-dilutive.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2004	October 1, 2003	September 29, 2004	October 1, 2003

Net loss, as reported	$(937)	$(5,889)	$(8,849)	$(8,167)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—

Adjust: Net stock-based employee compensation expense/income determined under fair value based method for all awards, net of related tax effects	61	(153)	(95)	(460)

Pro forma net loss	$(876)	$(6,042)	$(8,944)	$(8,627)

Loss per share:
Basic and diluted—as reported	$(0.32)	$(1.99)	$(3.00)	$(2.75)
Basic and diluted—pro forma	$(0.30)	$(2.04)	$(3.03)	$(2.90)

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

During the second quarter of 2004, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at seven restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the seven restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $3.3 million.  The Company recorded an impairment charge during the quarter to reflect the write down of the affected assets to fair value.

During the third quarter of 2003, the Company made a similar assessment and determined an impairment of fixed assets existed at eleven restaurant locations. The carrying amount of the assets exceeded the fair value of the assets (determined with the same method described above) by approximately $4.7 million.  The Company recorded an impairment charge during the quarter to reflect the write down of the affected assets to fair value.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements other than statements of historical facts included in this Report on Form 10-Q, including, without limitation, statements set forth under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to materially differ include, without limitation: (a) the Company’s high degree of leverage which could, among other things, reduce the Company’s ability to obtain financing for operations and expansion, place the Company at a competitive disadvantage and limit the Company’s flexibility to adjust to changing market conditions; (b) the challenges of managing geographic expansion; (c) changes in food costs, supplies and key supplier relationships; and (d) the possible adverse impact of government regulation on the Company.  Other factors that could adversely affect the Company’s business and prospects are described in its filings with the Securities and Exchange Commission.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the consolidated financial statements of Bertucci’s Corporation, (the “Company”) and the notes thereto included herein.

General

The Company’s wholly owned subsidiary, Bertucci’s Restaurant Corp., owns and operates a full-service, casual dining, Italian-style restaurant concept under the names Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®.  As of September 29, 2004, the Company owned and operated 91 such restaurants located primarily in the northeastern United States.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA

(Percentage of Net Sales)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29,	October 1,	September 29,	October 1,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	24.9%	24.1%	24.4%	23.2%
Operating expenses	59.9%	60.8%	61.6%	60.8%
General and administrative expenses	5.4%	5.4%	6.1%	6.2%
Asset impairment charge	—	9.9%	2.2%	3.4%
Depreciation, amortization, deferred rent, and pre-opening expenses	6.3%	6.7%	6.3%	6.8%
Total cost of sales and expenses	96.5%	106.9%	100.6%	100.4%

Income (loss) from operations	3.5%	(6.9)%	(0.6)%	(0.4)%
Interest expense, net	(5.4)%	(5.5)%	(5.3)%	(5.5)%
Loss before income tax benefit	(1.9)%	(12.4)%	(5.9)%	(5.9)%

Income tax benefit	—	—	—	—

Net loss	(1.9)%	(12.4)%	(5.9)%	(5.9)%

Restaurant Operating Data:
Increase in comparable restaurant sales (a)	—	2.4%	1.9%	4.3%
Number of restaurants:
Restaurants open, beginning of period	90	86	89	80
Restaurants opened	1	1	2	7
Total restaurants open, end of period	91	87	91	87

(a)                The Company defines comparable restaurant sales as net sales from restaurants open at least one full fiscal year prior to the beginning of the current reported period.

Thirteen Weeks Ended September 29, 2004 Compared to Thirteen Weeks Ended October 1, 2003

Net Sales.  Total net sales increased by $1.9 million, or 4.0%, to $49.3 million during the third quarter of 2004 from $47.4 million during the third quarter of 2003.  The increase was primarily due to a net 43 incremental restaurant weeks from eleven restaurants opened since January 2003 ($2.2 million), and an offset of approximately $301,000 from one restaurant closing in the fourth quarter of 2003. Comparable Bertucci’s restaurant dine-in guest counts decreased 5.3% for the third quarter of 2004 as compared to the third quarter of 2003.  Bertucci’s comparable restaurant dine-in sales increased 0.4% and comparable carry-out and delivery sales decreased 1.6% for the quarter as compared to the third quarter of 2003.  Comparable sales were essentially flat because of an aggregate 3.7% increase in menu prices in February 2004 and a menu mix shift to higher priced items, partially offset by the aforementioned guest count decreases.  For the 79 comparable restaurants, average weekly sales were flat from the third quarter 2003 to the third quarter of 2004.  For the eleven restaurants opened since January 2003, average weekly sales were $39,200 per restaurant during the third quarter of 2004.

Cost of Sales.   Cost of sales increased by approximately $853,400, or 7.5%, to $12.3 million during the third quarter of 2004 from $11.4 million during the third quarter 2003.  Expressed as a percentage of net sales, overall cost of sales increased to 24.9% during the third quarter of 2004 from 24.1% during the third quarter of 2003.  Approximately $452,000 resulted from the increase in net sales, while approximately $512,000 (1.0% as a percentage of sales) was due to a menu mix shift to higher cost items, and approximately $335,000 (0.7% as a percentage of sales) was due to increases in selected ingredient costs, primarily cheese and oil. These increases were partially mitigated by the benefit of menu price increases, such benefit approximating $441,000 or 0.9% of sales.  The Company believes the higher ingredient costs and the shift in menu emphasis will continue during 2004.

Operating Expenses.  Operating expenses increased by $688,000 or 2.4%, to $29.5 million during the third quarter of 2004 from $28.8 million during the third quarter of 2003.  Expressed as a percentage of net sales, operating expenses decreased to 59.9% in the third quarter of 2004 from 60.8% during the third quarter of 2003.  The dollar increase was primarily due to the opening and operation of restaurants opened after the third quarter of 2003 and offset by advertising expenditures of $1.0 million less in the third quarter of 2004 as compared to the third quarter of 2003, primarily due to the timing of marketing campaigns.

General and Administrative Expenses.  General and administrative expenses increased by approximately $101,000, or 4.0%, to $2.7 million during the third quarter of 2004 from $2.6 million during the third quarter of 2003.  Expressed as a percentage of net sales, general and administrative expenses were essentially flat at 5.4%.  The net dollar increase was primarily due to incentive compensation reductions recorded in the thrid quarter of the prior year.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $73,000, or 2.2%, to $3.1 million during the third quarter of 2004 from $3.2 million during the third quarter of 2003.  Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 6.3% in the third quarter of 2004 from 6.7% during the third quarter of 2003.  The dollar variance was primarily the result of a $245,000 decrease in pre-opening costs as there was only one opening in the third quarter of 2004 partially offset by an $185,000 increase in depreciation costs due to restaurants open since October 2003.

Interest Expense, net.   Net interest expense increased by approximately $39,000 or 1.5%, to $2.7 million during the third quarter of 2004 from $2.6 million during the third quarter of 2003 primarily as a result of reduced interest rates available for short term (primarily overnight) investing and reduced construction costs capitalized.

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

Thirty-Nine Weeks Ended September 29, 2004 Compared to Thirty-Nine Weeks Ended October 1, 2003

Net Sales.  Total net sales increased by $12.8 million, or 9.3%, to $150.4 million during the first three quarters of 2004 from $137.6 million during the first three quarters of 2003.  The increase was primarily due to an $11.2 million increase in sales due to a net 244 incremental restaurant weeks from eleven restaurants opened since January 2003, a $2.5 million, or 1.9%, increase in comparable restaurant sales, and an offset of approximately $935,000 from one restaurant closing in the fourth quarter of 2003.  Comparable Bertucci’s restaurant dine-in guest counts decreased 4.3% for the first three quarters of 2004 as compared to the first three quarters of 2003.  Bertucci’s comparable restaurant dine-in sales increased 2.2% and comparable carry-out and delivery sales increased 0.7% for the period as compared to the first three quarters of 2003.  The increase in comparable sales was primarily due to an aggregate 3.4% increase in menu prices in March 2003 and February 2004 and a menu mix shift to higher priced items, partially offset by the aforementioned guest count decreases.  For the 79 comparable restaurants, average weekly sales increased from $42,500 per restaurant in the first three quarters 2003 to $43,300 per restaurant during the first three quarters of 2004.  For the eleven restaurants opened since January 2003, average weekly sales were $39,800 per restaurant during the first three quarters of 2004.

Cost of Sales.  Cost of sales increased by approximately $4.8 million, or 15.0%, to $36.7 million during the first three quarters of 2004 from $31.9 million during the first three quarters 2003.  Expressed as a percentage of net sales, overall cost of sales increased to 24.4% during the first three quarters of 2004 from 23.2% during the first three quarters of 2003.  Approximately $2.9 million resulted from the increase in net sales, while approximately $1.7 million (1.1% as a percentage of sales) was due to a menu mix shift to higher cost items, approximately $1.4 million (0.9% as a percentage of sales) was due to increases in selected ingredient costs, primarily cheese and oil. These increases were partially mitigated by the benefit of menu price increases, such benefit approximating $1.2 million or 0.8% of sales.  The Company believes the higher ingredient costs and the shift in menu emphasis will continue during 2004.

Operating Expenses.  Operating expenses increased by $8.9 million, or 10.6%, to $92.6 million during the first three quarters of 2004 from $83.7 million during the first three quarters of 2003.  Expressed as a percentage of net sales, operating expenses increased to 61.6% in the first three quarters of 2004 from 60.8% during the first three quarters of 2003.  Advertising expenditures were $1.4 million more in the first three quarters of 2004 as compared to the first three quarters of 2003. Expenses in new restaurants, exclusive of advertising, were responsible for $7.4 million of the increase.

General and Administrative Expenses.  General and administrative expenses increased by approximately $637,000 or 7.4%, to $9.2 million during the first three quarters of 2004 from $8.6 million during the first three quarters of 2003.  Expressed as a percentage of net sales, general and administrative expenses decreased to 6.1% in the first three quarters of 2004 from 6.2% during the first three quarters of 2003.  The dollar increase was primarily due to higher benefit expenses and higher professional fees.

Asset Impairment Charge.  As discussed in Note 9 of Notes to Consolidated Financial Statements, the Company recorded a charge of approximately $3.3 million in the second quarter 2004 to recognize the estimated impairment of depreciable long-lived assets in seven restaurants. Impairment of three restaurants opened in 2003 comprised all but $80,000 of the total charge.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses increased by approximately $37,000, or 0.4%, to $9.5 million during the first three quarters of 2004 from $9.4 million during the first three quarters of 2003.  Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 6.3% in the first three quarters of 2004 from 6.8% during the first three quarters of 2003.  The dollar variance was primarily the result of a $1.2 million increase in depreciation costs and deferred rent due to new restaurants partially offset by a $1.1 million decrease in pre-opening costs.

Interest Expense, net.  Net interest expense increased by approximately $423,000, or 5.6%, to $7.9 million during the first three quarters of 2004 from $7.5 million during the first three quarters of 2003.  Incremental interest expense of approximately $232,000 was incurred in the first three quarters of 2004 as a result of capitalized leases and promissory notes recorded in 2003.  Fewer restaurant openings contributed to approximately $140,000 less interest capitalized to construction costs.  Reduced interest income, due to both lower interest rates and lower cash balances available, were primarily responsible for the balance of the net increase.

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

Liquidity and Capital Resources

The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow, borrowings and, in fiscal 2003, two sale leaseback transactions.  Future capital and working capital needs are expected to be funded from net cash flows provided by operating activities.

Net cash flows provided by operating activities were $555,000 for the first three quarters of 2004, approximately $800,000 less than the $1.4 million provided during the first three quarters of 2003.  As of September 29, 2004, the Company had cash and cash equivalents of $6.2 million.

The Company’s capital expenditures were $6.0 million during the first three quarters of 2004 compared to $13.3 million for the comparable prior year period.  The capital expenditures were primarily comprised of $2.8 million for new Bertucci’s restaurants and $3.2 million for remodeling and maintenance capital.  The Company anticipates capital expenditures for the remainder of 2004 will be approximately $2.0 million.

As of September 29, 2004, the Company had $91.9 million in consolidated indebtedness: $85.3 million in outstanding principal amount of 10 ¾% senior notes (the “Senior Notes”), $5.7 million related to the capital lease portion of the sale-leaseback transactions, and $820,000 of promissory notes.  The Company has a $4.0 million (maximum) Letter of Credit Facility.  As of September 29, 2004, this facility was collateralized with $3.9 million of cash restricted from general use in support of $3.9 million of outstanding letters of credit. The Company does not have a line of credit or other similar borrowing facility.

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

Seasonality

The Company’s quarterly results of operations have fluctuated and are expected to continue to fluctuate depending on a variety of factors, including the timing of new restaurant openings and related pre-opening and other startup expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant sales, competition and overall economic conditions.  The Company’s business is also subject to seasonal influences of consumer spending, dining out patterns and weather.  As is the case with many restaurant companies, the Company typically experiences lower net sales and net income during the first quarter.  Because of these fluctuations in net sales and net loss, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full year or any future quarter.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements required the Company to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to impairment of long-lived assets, self-insurance, and closed restaurants reserve.  The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of a restaurant’s assets may not be recoverable. Unless extreme circumstances dictate otherwise, the evaluation is not performed on a new restaurant until it has been opened a full year. An impairment is determined by comparing estimated undiscounted future operating cash flows (which the Company estimates using historical cash flows and other relevant facts and circumstances) for a restaurant to the carrying amount of its assets.  If an impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset.  The estimates and assumptions used during this process are subject to a high degree of judgment.

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

As of September 29, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our then Chief Financial Officer, Kurt J. Schnaubelt, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and our then Chief Financial Officer concluded our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Since September 29, 2004, our new Chief Financial Officer, David G. Lloyd, has confirmed the conclusions of Mr. Schnaubelt as of September 29, 2004.

No changes in our internal control over financial reporting occurred during the third quarter of fiscal 2004 which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

On October 22, 2004, Raymond P. Barbrick resigned from the office of President and Chief Operating Officer of the Company. Those duties were assumed by Stephen V. Clark, who was elected the Company’s Chief Executive Officer in August 2004.

On November 10, 2004, Kurt J. Schnaubelt, Chief Financial Officer, Senior Vice President — Finance and Administration resigned from the office of Chief Financial Officer. Also, on November 10, 2004, the Board of Directors of the Company elected David G. Lloyd, 41, as the Company’s Chief Financial Officer.  Mr. Lloyd has served as a Vice President of the Company since September 2004 and is very familiar with the Company's financial operations.  Mr. Lloyd has been the Chief Financial Officer of Taco Bueno, a quick service Mexican restaurant chain of over 120 stores, since June 2001. He will retain that position in addition to his duties with the Company.  He previously served as Taco Cabana Inc.’s Chief Financial Officer from November 1994 through June 2001. Prior to that, Mr. Lloyd, a Certified Public Accountant, was with Deloitte & Touche LLP from 1985 through 1994.

J.P. Acquisition Fund II, L.P., a Delaware limited partnership (“JPAF II”) owns a controlling interest in the Company.  J.P. Acquisition Fund III, L.P., a Delaware limited partnership (“JPAF III”) owns a controlling interest in Taco Bueno.  JPAF, Inc., a Delaware corporation, is a general partner of both JPAF II and JPAF III.  Benjamin R. Jacobson, Chairman of the Company, is president of JPAF, Inc. Mr. Jacobson is a general partner of Jacobson Partners, which is the sole shareholder of JPAF, Inc.  While Mr. Clark and Mr. Lloyd hold executive positions in the Company and Taco Bueno, no agreement exists between the two entities as to the allocation of services by Mr. Clark or Mr. Lloyd.  Compensation arrangements for these individuals are independently approved by each company’s Board of Directors.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1		Certification of Stephen V. Clark pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).

31.2		Certification of David G. Lloyd pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).

(*)	—	Included with this report.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERTUCCI’S CORPORATION
(Registrant)

Date: November 12, 2004	By: /s/ Stephen V. Clark
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2004	By: /s/ David G. Lloyd
Chief Financial Officer,
(Chief Accounting Officer)