Form 10-K
period 2004-12-31
BERTUCCIS CORP
filed 2005-04-13
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT VOLUNTARILY FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2004

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

PART I

ITEM 1.  BUSINESS

Overview

Bertucci’s Corporation, a Delaware corporation (the “Company”), is the owner and operator of a chain of full-service casual dining, Italian-style restaurants under the names Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®.  The Company was incorporated in 1994 as NE Restaurant Company, Inc. and formally changed its name to Bertucci’s Corporation on August 16, 2001.  As of December 29, 2004, the Company operated 91 restaurants located primarily in the northeastern United States.

In July 1998, the Company completed its acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).  The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”).  The Senior Notes are still outstanding as to $85.3 million in principal.

Concept

Bertucci’s restaurants are full-service, casual dining restaurants offering high quality, moderately priced Italian food. Units are open seven days a week for lunch and dinner, appealing to both families and adult markets.  Bertucci’s differentiates itself from other restaurants by offering a variety of freshly prepared foods using high quality ingredients and brick-oven baking techniques.  Bertucci’s also distinguishes itself with a contemporary Tuscan-style, open-kitchen design.  The first Bertucci’s opened in Somerville, Massachusetts in 1981.

Restaurant Overview and Menu

Bertucci’s restaurants offer a distinctive menu and a contemporary Tuscan-style design that offers a unique dining experience at a reasonable price.  Bertucci’s specializes in a wide assortment of Italian regional pasta, chicken, veal and seafood dishes, salads, and premium brick oven pizza. The chain’s signature pizza is prepared in brick ovens that bake at unusually high temperatures, enabling the production of a light crust and preservation of natural flavors and moisture of toppings. Natural fresh ingredients are used to ensure high quality and freshness. The Company makes its own dough, sauces and toppings in each unit, thus preparing its menu fresh each day.  In addition, Bertucci’s menu features a variety of appetizers, soups, and calzones.  Management believes Bertucci’s original recipes and brick-oven baking techniques combine to produce superior products that are difficult to duplicate.  Wine and beer are available at all Bertucci’s locations and full bar service is available at most Bertucci’s restaurants.  Price points generally range from $6.99 to $9.99 for lunch entrees and $8.99 to $15.99 for dinner entrees.  Most items on the menu may be purchased for take-out service or delivery, which together accounted for approximately 23% of net sales in fiscal 2004.

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

Restaurant Development

Expansion.  The Company expects to grow through the opening of new Bertucci’s restaurants over the next several years, although it is anticipated there will be only one opening in fiscal 2005.  The Company expects to finance the development of Bertucci’s through a combination of cash on hand and cash from operations.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

Franchising.  Management believes franchising can be an efficient vehicle to develop restaurants in markets far from the Company’s current locations.   However, there are currently no franchisees or current plans to develop a franchise program.

Quality Control

Each Bertucci’s restaurant typically has a general manager and two to three assistant managers who are responsible for assuring compliance with Bertucci’s operating procedures and for the training and supervision of restaurant employees.  The general managers report to district managers who oversee, on average, between five and eight Bertucci’s restaurants.  The Company believes quality control operations of Bertucci’s are enhanced by the work of regional chefs who provide support to restaurant management and ensure quality of food preparation.

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

During 2001, the Company implemented the Bertucci’s University program for restaurant managers.  The Bertucci’s University program consists of a one-week training session at the Company’s headquarters where new managers are taught, among other things, safety and security, computers and information systems, responsible alcohol service and applied foodservice sanitation.  Management believes the testing during Bertucci’s University is rigorous and the managers who graduate from this program are better prepared for running Bertucci’s restaurants.

Advertising and Marketing

The Company’s overall marketing objective is to grow brand recognition, thereby increasing revenues and profitability.  Management utilizes strategies that create customer trial of new products so as to increase the share of visits and average guest check, yet maintain a unique dining experience and brand personality.  The Company recognizes the need to build brand awareness in order to increase market share.  Its advertising plan is designed to increase brand awareness, trial and share of visits from its target market by providing media coverage in markets where the Company has sufficient penetration to support media, primarily radio, at competitive levels. In 2005, the Company intends to only use radio in these markets.  In its secondary markets, the Company utilizes more cost-effective localized marketing vehicles including newspaper inserts and direct mail.

Purchasing

The Company negotiates directly with suppliers of food and beverage products and other restaurant supplies to ensure consistent quality and freshness of products and to obtain competitive prices.  Although the Company believes essential restaurant supplies and products are available on short notice from several sources, the Company uses one full-service distributor for a substantial portion of its restaurant supplies and product requirements, with such distributor charging the Company fixed mark-ups over prevailing wholesale prices.  The Company has a six-year contract with its full-service distributor which terminates in 2011. There are no required quantity purchases under this agreement. The Company also has arrangements with several smaller and regional distributors for the balance of its purchases.  These distribution arrangements have allowed the Company to benefit from economies of scale and resulting lower commodity costs.  Smaller day-to-day purchasing decisions are made at the individual restaurant level.  The Company has not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

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

Data Warehouse.  The Company manages a data warehouse, tracking information as minute as guest check detail.  Management believes the data warehouse provides multiple views of operational data which enables the Company to identify trends, evaluate price sensitivity and track new menu items/combinations.

Trademarks, Service Marks and Other Intellectual Property

Bertucci’s has registered, among others, the names “‘Bertucci’s®”, “‘Bertucci’s Brick Oven Pizzeria®”, and “‘Bertucci’s Brick Oven Ristorante®” as service marks and trademarks with the United States Patent and Trademark Office.

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

Employees

At December 29, 2004, the Company had approximately 1,711 full-time employees (of whom 72 are based at the Company’s headquarters) and approximately 4,596 part-time employees.  None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

Management believes the Company’s continued success will depend to a large degree on its ability to attract and retain good management employees.  While the Company expects to continually address the high level of employee attrition normal in the food-service industry, the Company has taken steps to attract and keep qualified management personnel through the implementation of a variety of employee benefit plans, including a management incentive plan, a 401(k) plan, and a non-qualified stock option plan for its management employees.

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

ITEM 2.  PROPERTIES

The Company’s executive office is located in Northborough, Massachusetts.  The office is occupied under the terms of a lease covering approximately 20,000 square feet that is scheduled to expire in 2006 and has two three-year options to renew.  An office leased by the Company in Westborough, Massachusetts is currently being sub-leased to a third party.

Restaurant Locations

The table below identifies the location of the restaurants operated by the Company during fiscal 2004.

State	Open as of 01/01/2004	Openings	Closings	Open as of 12/29/2004
Connecticut	11	—	—	11
Delaware	2	—	—	2
District of Columbia	2	—	—	2
Maryland	6	—	—	6
Massachusetts	38	1	—	39
New Hampshire	3	—	—	3
New Jersey	6	—	—	6
New York	3	—	—	3
North Carolina	2	—	—	2
Pennsylvania	7	—	—	7
Rhode Island	2	—	—	2
Virginia	7	1	—	8
Total	89	2	—	91

Of the 91 restaurants operated by the Company at December 29, 2004, the Company leases all but one restaurant which is owned in fee.  Leases for existing restaurants are generally for terms of 15 to 20 years and provide for additional option terms and a specified annual rental. Most of these leases provide for additional rent based on sales volumes exceeding specified levels. Leases for future restaurants will likely include similar rent provisions.  Bertucci’s restaurant lease terms remaining range from less than one to 24 years.  The majority of such leases provide for an option to renew for additional terms ranging from five years to 20 years.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings from time to time incidental to the conduct of its business.  In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 31, 2005, there was no established public trading market for any class of common equity security of the Company.

Record Holders

As of March 31, 2005, there were 98 holders of Common Stock of the Company, $.01 par value per share.  As of March 31, 2005, the Company did not have any other class of common equity security issued and outstanding.

Dividends

The Company has not paid any dividends in the last six years.  Furthermore, the Company does not foresee declaring or paying any cash dividends in the immediate future.  Moreover, the indenture governing the Senior Notes significantly limits, and in certain cases prohibits, payment of cash dividends without the indenture trustee’s approval.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The data for fiscal years ended 2002 through 2004 are derived from audited financial statements of the Company.  Selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K, particularly Note 3 Restatement of Financial Statements.  Historical results are not necessarily indicative of results to be expected in the future.  The Brinker Sale (b) and the 53rd week of fiscal 2000 affect the comparability of results on a year-to-year basis.

Statement of Operations Data (in thousands except share and per share amounts)

	Fiscal Year Ended
	December 29, 2004	December 31, 2003(d)	January 1, 2003(d)	January 2, 2002(d)	January 3, 2001 (a)(d)

Net sales	$200,408	$186,172	$162,319	$186,638	$284,933
Cost of sales and expenses
Cost of sales	49,231	43,544	35,667	44,855	74,266
Operating expenses	122,056	113,036	96,413	111,795	162,098
General and administrative expenses	13,065	11,320	12,124	12,548	16,392
Deferred rent, depreciation, amortization and preopening expenses	13,216	14,115	12,160	13,613	17,460
Closed restaurants charge	—	—	236	3,654	479
Asset impairment charge	6,749	3,580	—	1,986	—
Loss on abandonment of Sal & Vinnie’s	—	—	—	—	2,031
Cost of sales and expenses	204,317	185,595	156,600	188,451	272,726
(Loss) income from operations	(3,909)	577	5,719	(1,813)	12,207
Other income (expense)
Gain on Brinker Sale (b)	—	650	—	36,932	—
Gain on retirement of Senior Notes	—	—	—	2,290	—
Interest expense, net	(10,613)	(10,133)	(9,587)	(11,365)	(15,838)
Other (expense) income	(10,613)	(9,483)	(9,587)	27,857	(15,838)

(Loss) income before income tax provision (benefit)	(14,522)	(8,906)	(3,868)	26,044	(3,631)
Income tax provision (benefit)	—	—	2,697	11,195	(115)
Net (loss) income	$(14,522)	$(8,906)	$(6,565)	$14,849	$(3,516)

Basic (loss) income per share	$(4.93)	$(3.00)	$(2.20)	$4.98	$(1.18)

Weighted average shares outstanding - basic	2,943,841	2,970,403	2,978,955	2,978,955	2,981,414

Diluted (loss) income per share	$(4.93)	$(3.00)	$(2.20)	$4.57	$(1.18)

Weighted average shares outstanding - diluted	2,943,841	2,970,403	2,978,955	3,252,605	2,981,414

Comparable restaurant sales (c)	1.4%	4.1%	5.8%	2.2%	4.8%

Balance Sheet Data (in thousands)

	December 29, 2004	December 31, 2003(d)	January 1, 2003(d)	January 2, 2002(d)	January 3, 2001 (a)(d)

Total assets	$115,921	$128,675	$127,372	$134,512	$185,346
Long term obligations	$92,193	$92,148	$85,310	$85,310	$100,000
Total stockholders’ (deficit) equity	$(11,032)	$3,769	$12,746	$19,311	$4,462

Cash Flow Data (in thousands)

	December 29, 2004	December 31, 2003(d)	January 1, 2003(d)	January 2, 2002(d)	January 3, 2001 (a)(d)

Cash flows from operating activities	$7,881	$9,071	$9,169	$4,326	$10,371
Cash flows from investing activities	(8,598)	(17,674)	(17,816)	24,264	(12,190)
Cash flows from financing activities	361	8,117	(1,455)	(12,957)	1,842
Net Change in cash and cash equivalents	$(356)	$(486)	$(10,102)	$15,633	$23

(a)          Fiscal 2000 was comprised of 53 weeks.  All other years presented were comprised of 52 weeks.

(b)            In April 2001, the Company completed the sale of 40 Chili’s and seven On The Border restaurants to Brinker (the “Brinker Sale”) for a total consideration of $93.5 million. Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as the four Chili’s restaurants under development by the Company. Further, Brinker assumed the mortgage debt on the Company’s Chili’s and On The Border Mexican Cantina (“OTB”) restaurants.  The Company recorded a gain in 2001 on the Brinker Sale of $36.9 million before income taxes.  During 2003 the Company concluded certain liabilities recorded in connection with the Brinker Sale were no longer required and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

(c)          The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year at the beginning of the year.  The comparable sales in 2004, 2003, 2002 and 2001 relate to Bertucci’s only and 2000 relates to all the restaurants operated by the Company (Bertucci’s, Chili’s and OTB).

(d)         Statement of Operations Data and Cash Flow Data for Fiscal Years 2003 and 2002 and Balance Sheet Data for 2003 have been restated as discussed in Note 3 of Notes to the Consolidated Financial Statements included in Item 15 of this report.  Earlier periods have been restated to give effect to corrections related to lease accounting.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Item 1.  Business,” “Item 6.  Selected Financial Data,” the Company’s Consolidated Financial Statements and Notes thereto and the information described under the caption “Risk Factors” below.

General

Bertucci’s Corporation, a Delaware corporation (the “Company”), is the owner and operator of a chain of full-service casual dining, Italian-style restaurants under the names Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®.  The Company was incorporated in 1994 as NE Restaurant Company, Inc. and formally changed its name to Bertucci’s Corporation on August 16, 2001.  As of December 29, 2004, the Company operated 91 restaurants located primarily in the northeastern United States.

In July 1998, the Company completed its acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).  The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”).  The Senior Notes are still outstanding as to $85.3 million in principal.

Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Consolidated Financial Statements discussed in Note 3 of the Notes to Consolidated Financial Statements.

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

The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in the Company’s consolidated statements of operation, and the pro forma consolidated statement of operations above (see reconciliation above), for the periods indicated:

STATEMENT OF OPERATIONS DATA

(Percentage of Net Sales for Fiscal Years Presented)

	December 29, 2004	December 31, 2003	January 1, 2003

Net sales	100.0	100.0	100.0

Cost of sales and expenses:
Cost of sales	24.6	23.4	22.0
Operating expenses	60.8	60.7	59.4
General and administrative expenses	6.5	6.1	7.5
Deferred rent, depreciation, amortization and preopening expenses	6.6	7.6	7.5
Asset impairment charge	3.4	1.9	—
Closed restaurants charge	—	—	0.1
Total cost of sales and expenses	101.9	99.7	96.5

(Loss) income from operations	(1.9)	0.3	3.5

Other (expense) income:
Gain on Brinker Sale	—	0.3	—
Interest expense, net	(5.3)	(5.4)	(5.9)
Other (expense) income	(5.3)	(5.1)	(5.9)

Loss before income tax provision	(7.2)	(4.8)	(2.4)

Income tax provision	—	—	1.6

Net loss	(7.2)	(4.8)	(4.0)

Year Ended December 29, 2004 Compared to Year Ended December 31, 2003

Net Sales.  Total net sales increased by $14.2 million, or 7.6%, to $200.4 million during fiscal 2004 from $186.2 million during fiscal 2003.  The increase was due to a 1.4% increase in the 79 comparable Bertucci’s restaurants, the incremental 264.7 restaurant weeks resulting from full year operations of ten new restaurants built during 2003 and the addition of two new restaurant openings in 2004 that contributed an incremental 54.9 restaurant weeks.  Bertucci’s comparable restaurant dine-in sales increased 1.7% while comparable Bertucci’s restaurant carry-out and delivery sales increased 0.6% for fiscal 2004.  The comparable guest counts, measured on dine-in business only, decreased by 4.3% in 2004 versus 2003.  The Company believes that the majority of the comparable sales increases have been a result of a shift in menu mix and an approximate 3.6% price increase in January 2004.  The aforementioned combined price increase and shift in menu mix combined to drive a 6.5% increase in dine-in revenue per person in 2004 versus 2003.  The 79 comparable restaurants’ sales average during 2004 was $2.2 million while the sales average for the ten restaurants that opened during 2003 and were opened a full year of 2004 was also $2.2 million.  The average weekly sales for the two restaurants opened during 2004 were $36,500.

Cost of Sales.  Cost of sales as a percentage of net sales increased to 24.6% during fiscal 2004 from 23.4% during fiscal 2003.  The increase was primarily attributable to an increase in certain ingredient costs, primarily cheese and oil, as well as a menu mix shift to higher cost items introduced in 2004.

Operating Expenses. Operating expenses increased by $9.0 million, or 8.0%, to $122.0 million during fiscal 2004 from $113.0 million during fiscal 2003.  The key components of operating expenses are payroll (including related employer taxes), utilities, restaurant facilities maintenance, rent and advertising.  The dollar increase in these expenses is primarily attributable to the additional restaurants being operated and a $1.0 million increase in advertising expense which totaled $6.6 million in 2004.  The increase as a percentage of net sales to 60.8% in fiscal 2004 from 60.7% in fiscal 2003 resulted primarily from the advertising expense increase.

General and Administrative Expenses. General and administrative expenses increased by $1.8 million or 15.9%, to $13.1 million during fiscal 2004 from $11.3 million during fiscal 2003.  Expressed as a percentage of net sales, general and administrative expenses increased to 6.5% in fiscal 2004 from 6.1% during fiscal 2003.  The dollar and percentage increases were primarily due to higher benefit expenses and higher professional fees.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $.9 million, or 6.4%, to $13.2 million during fiscal 2004 from $14.1 million during fiscal 2003. Due to only two restaurant openings in 2004, pre-opening expenses totaled $519,000, a $1.6 million decrease over 2003 during which there were ten restaurant openings. Deferred rent decreased by approximately $300,000. The additional restaurant openings in both fiscal 2004 and 2003 resulted in an incremental $800,000 of depreciation expense in fiscal 2004.

Asset Impairment Charge.  The Company assessed certain non-performing restaurants for recoverability of recorded amounts. The Company determined an impairment of fixed assets existed at twelve restaurant locations during 2004.  An estimate of the fair value of these assets based on the net present value of the expected cash flows of the restaurants was made and the carrying amount of the assets was found to exceed the fair value of the assets by approximately $6.7 million.  An impairment charge in that amount was recorded to reflect the write down of the affected assets to fair value.

Interest Expense, net.  Interest expense, net of amounts capitalized for new construction, increased by approximately $500,000 to $10.6 million during fiscal 2004 from $10.1 million during fiscal 2003.  Interest expense is primarily comprised of $9.2 million paid in semi-annual installments on the 10 3/4% Senior Notes.  In fiscal 2004, $539,000 of interest was incurred on capital lease obligations, $229,000 higher than last year (when the underlying sale leaseback transactions were recorded). Interest capitalized to construction decreased $161,000 due to fewer restaurant openings.  Additionally, interest income decreased by $41,000 primarily due to lower interest rates.  Lastly, deferred finance costs amortization increased approximately $40,000 in conjunction with the 2003 sale leaseback transactions ( See Note 7 of Notes to Consolidated Financial Statements).

Income Taxes.  The Company has an historical trend of recurring pre-tax losses.  During the fourth quarter of 2002 the Company recorded a full valuation allowance for its net deferred tax asset.  The Company also provided a full valuation allowance relating to the tax benefits generated during 2004 and 2003 (primarily from its operating losses).  For the year ended December 29, 2004, the Company has net operating loss and tax credit carryforwards totaling $7.8 million.

Year Ended December 31, 2003 Compared to Year Ended January 1, 2003

Net Sales.  Total net sales increased by $23.9 million, or 14.7%, to $186.2 million during fiscal 2003 from $162.3 million during fiscal 2002.  The increase was due to a 4.1% increase in the 73 comparable Bertucci’s restaurants, the incremental 232 restaurant weeks resulting from full year operations of seven new restaurants built during 2002 (including the closing of one of those restaurants) and the addition of 10 new restaurant openings in 2003 that contributed an incremental 207 restaurant weeks partially offset by the closing of one restaurant in mid-2002.  Bertucci’s comparable restaurant dine-in sales increased 4.8% while comparable Bertucci’s restaurant carry-out and delivery sales increased 1.6% for fiscal 2003.  The comparable guest counts, measured on dine-in business only, decreased by 1.3% in 2003 versus 2002.  The Company believes that the majority of the comparable sales increases have been a result of a shift in menu mix and an approximate 2.1% price increase in March 2003.  The aforementioned combined price increase and shift in menu mix combined to drive a 6.4% increase in dine-in revenue per person in 2003 versus 2002.  The 73 comparable restaurants’ sales average during 2003 was $2.2 million while the sales average for the six restaurants that opened during 2002 and were opened a full year of 2003 was $1.9 million.  The average weekly sales for the 10 restaurants opened during 2003 was $41,200.

Cost of Sales.  Cost of sales as a percentage of net sales increased to 23.4% during fiscal 2003 from 22.0% during fiscal 2002.  The increase was primarily attributable to a cost increase in certain ingredients, primarily seafood, oil, flour, selected dairy products, as well as a shift to new menu items introduced in 2003 which have higher ingredient costs (expressed as a percent of selling prices).

Operating Expenses. Operating expenses increased by $16.6 million, or 17.2%, to $113.0 million during fiscal 2003 from $96.4 million during fiscal 2002.  The key components of operating expenses are payroll (including related employer taxes), utilities, restaurant facilities maintenance, rent and advertising.  The dollar increase in these expenses is primarily attributable to the additional restaurants.  The percentage increase to 60.7% in fiscal 2003 from 59.4% in fiscal 2002 resulted primarily from cost increases in payroll taxes, benefits, and utilities and negative leverage of restaurant manager payroll and occupancy over the lower new restaurant sales.

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

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses increased by approximately $1.9 million, or 15.6%, to $14.1 million during fiscal 2003 from $12.2 million during fiscal 2002.  Due to ten restaurant openings in 2003, the Company incurred $2.1 million in preopening expenses, a $600,000 increase over 2002 during which there were seven restaurant openings. The additional restaurants from both fiscal 2003 and 2002 resulted in an incremental $1.1 million of depreciation expense in fiscal 2003.

Asset Impairment Charge.  The Company assessed certain non-performing restaurants for recoverability as required.  The Company determined an impairment of fixed assets existed at four restaurant locations.  An estimate of the fair value of these assets based on the net present value of the expected cash flows of the restaurants was made and the carrying amount of the assets was found to exceed the fair value of the assets by approximately $3.6 million.  An impairment charge in that amount was made to reflect the write down of the affected assets to fair value.

Gain on Brinker Sale. The Company recorded a gain in 2001 on the Brinker Sale of $36.9 million before income taxes. During 2003 the Company concluded certain liabilities recorded in connection with the Brinker Sale were no longer required as part of the final settlement and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

Interest Expense, net.  Interest expense, net, increased by approximately $500,000 to $10.1 million during fiscal 2003 from $9.6 million during fiscal 2002.  Interest expense is primarily comprised of $9.2 million paid in semi annual installments on the 10 3/4% Senior Notes.  In fiscal 2003, $309,000 of interest was incurred on capital lease obligations recorded in conjunction with two sale leaseback transactions. Additionally, interest income decreased by $166,000 primarily due to lower interest rates.  Lastly, deferred finance costs amortization increased approximately $70,000 as approximately $530,000 was capitalized in fiscal 2003 in conjunction with the sale leaseback transactions (See Note 7 of Notes to Consolidated Financial Statements).

Income Taxes.  The Company has an historical trend of recurring pre-tax losses since 1998 excluding the Brinker sale.  During the fourth quarter of 2002 the Company recorded a full valuation allowance for its net deferred tax asset.  The Company also provided a full valuation allowance relating to the tax benefits generated during 2003 (primarily from its operating losses).

Liquidity and Capital Resources

	2004	2003	2002

Cash Flows from Operating Activities	$7,881	$9,071	$9,169

Cash Flows from Investing Activities	(8,598)	(17,674)	(17,816)

Cash Flows from Financing Activities	361	8,117	(1,455)

Net decrease in cash	$(356)	$(486)	$(10,102)

The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow, bank and mortgage borrowings, the sale of the Senior Notes, the sale of Common Stock, and, in fiscal 2003, two sale leaseback transactions.  Future capital and working capital needs are expected to be funded from operating cash flow and cash on hand.

Net cash flows from operating activities were $7.9 million for fiscal 2004 as compared to $9.1 million for fiscal 2003. While the fiscal 2004 net loss increased $5.6 million over that of fiscal 2003, included in the net loss was a $6.7 million non-cash asset impairment charge. The $12.6 million of cash on hand at the beginning of fiscal 2004 allowed the Company to fund capital expenditures totaling $8.6 million. As of December 29, 2004, the Company had $12.3 million in cash and cash equivalents.

The Company’s capital expenditures were $8.6 million, $17.4 million, and $18.2 million, for fiscal 2004, 2003, and 2002,

respectively.  In fiscal 2004, $4.7 million of the capital spending was for new restaurant development.  The remaining $3.9 million was primarily for remodeling and upgrading facilities in the existing restaurants. The Company anticipates fiscal 2005 capital expenditures will be approximately $5.0 million.

As of December 29, 2004, the Company had $92.2 million in consolidated indebtedness, $85.3 million pursuant to the Senior Notes, $6.1 million of capital lease obligations, and $0.8 million of promissory notes.  The Senior Notes contain no financial covenants and the Company is in compliance with all non-financial covenants as of April 12, 2005.  The Senior Notes bear interest at the rate of 10 ¾% per annum, payable semi-annually on January 15 and July 15.  The Senior Notes are due in full on July 15, 2008.  Through July 15, 2006, the Company may, at its option, redeem any or all of the Senior Notes at face value, plus a declining premium, which is 3.58% through July 14, 2005 and 1.79% from July 15, 2005 through July 15, 2006.  After July 15, 2006, the Senior Notes may be redeemed at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101% of face value.  See Note 6 of Notes to Consolidated Financial Statements.

The Company is operating without a line of credit and is funding all of its growth, debt reductions and operating needs out of cash flows from operations and cash on hand.

The Company has established a $4.0 million (maximum) letter of credit (expiring in December 2005) as collateral with third party administrators for self insurance reserves.  As of December 29, 2004, this facility is collateralized with $2.4 million of cash restricted from general use.  Letters of Credit totaling $2.2 million were outstanding on December 29, 2004, a $900,000 decrease from the fiscal 2003 ending balance.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

The table below depicts the Company’s future contractual obligations committed as of December 29, 2004:

	Payments Due by Fiscal Year
	(Dollars in Thousands)
	Total	2005	2006 - 2007	2008 - 2009	After 2009
Contractual Obligations:
Operating Leases (a)	$119,993	$15,655	$29,856	$23,777	$50,705
Capital Leases (a)	13,428	679	1,397	1,439	9,913
Senior Notes (b)	121,994	9,171	18,342	94,481	—
Promissory Notes (c)	905	98	196	275	336
Closed restaurants reserve, net of sublease income	659	484	175	—	—
Total Contractual Obligations	$256,979	$26,087	$49,966	$119,972	$60,954

(a) - See Note 7 of Notes to Consolidated Financial Statements

(b) - including interest at 10 ¾% per annum to maturity in July 2008.

(c) - including interest at a weighted average rate of 7.05% per annum.

The Company believes the cash flow generated from its operations and cash on hand should be sufficient to fund its debt service requirements, lease obligations, expected capital expenditures and other operating expenses through 2005.  Beyond 2005 and up to 2008 maturity of its Senior Notes, the Company expects to be able to service its debt, but the lack of short term borrowing availability may impede growth. The Company is evaluating various refinancing alternatives for its Senior Notes upon their maturity in 2008.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, estimates are evaluated, including those related to the impairment of long-lived assets, self-insurance, and closed restaurants reserve. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluates property and equipment held and used in the business for impairment whenever events or changes in circumstances indicate the carrying amount of a restaurant’s assets may not be recoverable.  An impairment is determined by comparing estimated undiscounted future operating cash flows (which the Company estimates using historical cash flows and other relevant facts and circumstances) for a restaurant to the carrying amount of its assets.  If an impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset.  The estimates and assumptions used during this process are subject to a high degree of judgment.

During 2004, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at twelve restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $6.7 million.  In 2004, the Company recorded an impairment charge to reflect the write down of the affected assets to fair value.

A similar analysis in 2003 determined the carrying amount of the assets in four restaurants exceeded the fair value of the assets by approximately $3.6 million.  Accordingly, the Company recorded an impairment charge to reflect the write down of the affected assets to fair value in 2003.

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

Income Tax Valuation Allowances

The future tax benefits which give rise to the deferred tax asset remain statutorily available to the Company.  The Company considers both negative and positive evidence in determining if a valuation allowance is appropriate.  The Company had net operating losses and tax credit carry forwards of $7.8 million as of December 29, 2004 which expire at various dates through 2019.  The Company has an historical trend of recurring pre-tax losses.  Based on the recent losses and the historical trend of losses, the Company concluded a valuation allowance for the net deferred tax asset remains appropriate.  Actual amounts realized will be dependent on generating future taxable income.

Self-Insurance

The Company is self-insured for certain losses related to general liability, group health insurance, and workers’ compensation.  The Company maintains stop loss coverage with third party insurers to limit its total exposure.  The self-insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date.  The estimated liability is not discounted and is established based upon analysis of historical data and estimates of the ultimate costs of claims incurred, and is reviewed by the Company on a quarterly basis to ensure that the liability is appropriate.  If actual trends, including the severity or frequency of claims, differ from the Company’s estimates, the Company’s financial results could be impacted. To date the Company is not aware of any activity requiring significant adjustments to these reserves.

Closed Restaurants Reserve

The Company remains primarily liable on leases for 13 closed locations. Management reviews the specifics of each site on a quarterly basis to estimate the Company’s net remaining liability over the remaining lease term. Certain locations have subtenants in place while others remain vacant. Estimates must be made of future sublease income or lease assignment possibilities. If subtenants default on their subleases or projected future subtenants are not obtained, actual results could differ from the Company’s estimates, thereby impacting the Company’s financial results. Such a review resulted in a charge of $236,000 in 2002 when an additional restaurant was closed prior to its lease termination. All other activity in fiscal 2002 through 2004 has been consistent with reserves and no additional increases in the reserve were necessary.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after December 15, 2005.  The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

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

Substantial Leverage; Potential Inability to Service Indebtedness.  The Company is highly leveraged.  At the end of fiscal 2004, the Company’s aggregate outstanding indebtedness was $92.2 million, the Company’s had an accumulated deficit of $11.0 million and a working capital deficit of $6.4 million.

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

If the Company’s cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital, or to refinance or restructure its debt.  There can be no assurance the Company’s cash flow and capital resources will be sufficient for payment of principal of, and premium, if any, and interest on, its indebtedness in the future, or any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations.

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

Potential Inability to Manage Expansion.  The Company’s future operating results will depend largely upon its ability to open and operate new restaurants successfully and to manage a growing business profitably.  This will depend on a number of factors (some of which are beyond the control of the Company), including (i) selection and availability of suitable restaurant locations, (ii) negotiation of acceptable lease or financing terms, (iii) securing of required governmental permits and approvals, (iv) timely completion of necessary construction or remodeling of restaurants, (v) hiring and training of skilled management and personnel, (vi) successful integration of new or newly acquired restaurants into the Company’s existing operations and (vii) recognition and response to regional differences in guest menu and concept preferences.

There can be no assurance the Company’s expansion plans can be achieved on a timely and profitable basis, if at all, or that it will be able to achieve results similar to those achieved in existing locations in prior periods or such expansion will not result in reduced sales at existing restaurants. Any failure to successfully and profitably execute its expansion plans could have a material adverse effect on the Company.

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

The Company obtains approximately 75% to 80% of its supplies through a single vendor pursuant to a contract for delivery and distribution, with the vendor charging fixed mark-ups over prevailing wholesale prices.  The Company has a six-year contract with this vendor which expires in 2011. The Company believes it would be able to replace any vendor if it were required to do so, however, any disruption in supply from vendors or the Company’s inability to replace vendors, when required, may have a material adverse effect on the Company.

Possible Adverse Impact of Economic, Regional and Other Business Conditions on the Company.  The Company’s business is sensitive to guests’ spending patterns, which in turn are subject to prevailing regional and national economic conditions such as unemployment, interest rates, taxation and consumer confidence.  Most of the restaurants owned by the Company are located in the northeastern United States, with a large concentration in New England.  In addition, the Company anticipates substantially all restaurants to be opened in the future will be in states where the Company presently has operations or in contiguous states.  As a result, if the New England or Mid-Atlantic regions of the country suffer prolonged adverse economic conditions, this may have a material adverse effect on the Company.

Competition.  The restaurant industry is intensely competitive with respect to, among other things, price, service, location and food quality.  The Company competes with many well-established national, regional and locally-owned foodservice companies with substantially greater financial and other resources and longer operating histories than the Company, which, among other things, may better enable them to react to changes in the restaurant industry.  With respect to quality and cost of food, size of food portions, decor and quality service, the Company competes with casual dining, family-style restaurants offering eat-in and take-out menus, including, but not limited to, Olive Garden, Romano’s Macaroni Grill, Carrabba’s, Applebee’s, TGI Friday’s, Ruby Tuesday, and Pizzeria Uno Restaurants.  As a result of the Brinker Sale (as defined in footnote (b) in Item 6), the Company also competes with Chili’s and, to a lesser extent, OTB.  Many of the Company’s restaurants are located in areas of high concentration of such restaurants.  The Company also vies with all competitors in attracting guests, in obtaining premium locations for restaurants (including shopping malls and strip shopping centers) and in attracting and retaining employees.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company has no exposure to specific risks related to derivatives or other “hedging” types of financial instruments.   In addition, the Company does not have operations outside of the United States of America which expose it to foreign currency risk and substantially all of the Company’s outstanding debt has fixed interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Part IV, Item 15 in this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation (the “Evaluation”) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing the Evaluation, management reviewed the Company’s lease accounting and leasehold depreciation practices partially in light of the recent attention and focus on such practices by restaurant and retail companies.

On March 14, 2005, the Audit Committee met with management to discuss the results of the Evaluation.  At this meeting, the Audit Committee and management concluded that the Company’s previously established lease accounting and leasehold depreciation practices were not appropriate and determined to restate certain of its previously issued financial statements to reflect the correction in the Company’s lease accounting and leasehold depreciation practices.  The restatement applies to the financial statements for all fiscal years prior to January 1, 2004 and each of the first three quarters of fiscal 2004 (collectively, the “Subject Financial Statements”).  See Note 3 of Notes to the Consolidated Financial Statements.

Based on the determination that the Company’s lease accounting and lease depreciation practices were not appropriate as of December 29, 2004, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date.

Internal Control Over Financial Reporting.  Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, (An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements), restatement of the Subject Financial Statements is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on the Evaluation, management concluded a material weakness existed in the Company’s internal control over financial reporting as it related to its lease accounting and lease depreciation practices, and disclosed this to the Audit Committee and to the Company’s independent registered public accountants.

Remediation Steps to Address Material Weakness.  To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to year end the Company implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation accounting practices and has corrected its method of accounting for tenant improvement allowances and rent holidays.

Change in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the first fiscal quarter of 2005, however, the Company did make changes to its internal control over financial reporting as set forth above.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers and directors of the Company at the time of this filing:

Name	Age	Position
Stephen V. Clark	51	President, Chief Executive Officer and Director
David G. Lloyd	41	Chief Financial Officer
Benjamin R. Jacobson	60	Chairman of the Board of Directors and Treasurer
Sally M. Dungan	51	Director *
James J. Morgan	62	Director #
James N. Moriarty	38	Director *
Heywood Wilansky	55	Director * #

*   Member of Audit Committee

# Member of Compensation Committee

Stephen V. Clark.  Mr. Clark was named Chief Executive Officer of the Company in August 2004. He assumed the role of President in October 2004 and has served as a director of the Company since April 2002. Mr. Clark has been the President and Chief Executive Officer of Taco Bueno, a quick service Mexican restaurant chain of over 120 stores, since June 2001. He will retain that position in addition to his duties with the Company. He previously served as Taco Cabana Inc.’s Chief Executive Officer from November 1996 through June 2001 and was previously the President, Chief Operating Officer, and a Director at Taco Cabana from April 1995 through November 1996.  Prior to that, Mr. Clark held various positions with Church’s Chicken, a division of America’s Favorite Chicken, over seventeen years, the last having been Senior Vice President and Concept General Manager.

David G. Lloyd. Mr. Lloyd became Chief Financial Officer of the Company in November 2004. Mr. Lloyd has been the Chief Financial Officer of Taco Bueno, a quick service Mexican restaurant chain of over 120 stores, since June 2001. He will retain that position in addition to his duties with the Company.  He previously served as Taco Cabana Inc.’s Chief Financial Officer from November 1994 through June 2001. Prior to that, Mr. Lloyd, a Certified Public Accountant, was with Deloitte & Touche LLP from 1985 through 1994.

Benjamin R. Jacobson.  Mr. Jacobson has served as Chairman of the Board of Directors of the Company since 1991 and served as Chief Executive Officer from October 1999 until August 2004.  Since 1989, Mr. Jacobson has served as the Managing General Partner of Jacobson Partners, which specializes in direct equity investments. Mr. Jacobson is a director of Learning Care Group, formerly Childtime, Inc., Taco Bueno, and a number of other privately-held corporations.

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

James J. Morgan.  Mr. Morgan has served as a director of the Company since December 1997.  From 1963 until his retirement in 1997, Mr. Morgan was employed by Philip Morris U.S.A. where he served as President and Chief Executive Officer from 1994 until his retirement in 1997.  Prior to 1994, Mr. Morgan served in various capacities at Philip Morris including Senior Vice President of Marketing, and Corporate Vice President of Marketing Planning of the Philip Morris Companies Inc.  Mr. Morgan is a Partner in Jacobson Partners, is a director of Learning Care Group, formerly Childtime, Inc., and a director of Taco Bueno.

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

Heywood Wilansky.  Mr. Wilansky was named a director and member of the audit committee of the Company in May 2004. He became a member of the compensation committee in November 2004. He has been the President and Chief Executive Officer of Retail Ventures, Inc. since November 2004. Prior to that, he was the President and Chief Executive Officer of Filene’s Basement, Inc. from February 2003 through November 2004. Prior to that, he was a Professor at the University of Maryland, Smith School of Business from August 2002 through January 2003. He was the President and CEO of Strategic Management Resources, LLC, a management consulting service from July 2000 through January 2003 and was the President and CEO of Bon-Ton Stores, Inc. from 1995 through 2000.

Term of Directors

The Company’s directors serve in such capacity until the next annual meeting of the shareholders of the Company or until their successors are duly elected and qualified.

Audit Committee

The Company has an Audit Committee, which consists of Sally M. Dungan, Heywood Wilansky, and James N. Moriarty (Chairman).  The Board of Directors has reviewed the qualifications of Ms. Dungan, Mr. Wilansky and Mr. Moriarty and have determined they are “independent” under the applicable definition contained in Rule 4200(a)(15) of the NASD’s listing standards.  Mr. Moriarty was formerly a partner with Arthur Andersen LLP which audited the Company’s financial statements prior to fiscal 2002 and he was involved in the audit of those financial statements.  Mr. Moriarty has no relationship with Deloitte & Touche LLP, the Company’s current auditor.  The Board of Directors appointed Mr. Moriarty to the Audit Committee because of his auditing and accounting expertise.  The Company’s Board of Directors has determined Mr. Moriarty qualifies as an Audit Committee Financial Expert, as defined in Item 401(h) of Regulation S-K.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers including its principal executive officer, principal financial officer, principal accounting officer and controller, and other persons performing similar functions.  If the Company makes any substantive amendments to the Code of Ethics or grants any waivers, including any implicit waiver, from a provision of the Code of Ethics to any of the Company’s principal executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions, it must disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of the amendment or waiver.  A copy of the Company’s Code of Ethics for Senior Financial Officers is filed as Exhibit 14.1 to the Company’s Annual Report for the fiscal year ended December 31, 2003.  In addition, the Company will provide any person, without charge, a copy of the Code of Ethics for Senior Financial Officers, if such person delivers a written request to the Company at Bertucci’s Corporation, 155 Otis Street, Northborough, MA 01532, Attn: Compliance Officer.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation for the most current three fiscal years for the Company’s Chief Executive Officer and each of its four other most highly compensated executive officers (the Chief Executive Officer and such other officers, collectively, the ‘‘Named Executive Officers’’):

		Annual Compensation			Long Term Compensation
Name and Principal Position		Salary($)	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options (#)

Stephen V. Clark (a)	2004	61,731	100,000	—	—
President, Chief Executive Officer	2003	—	—	—	—
	2002	—	—	—	—

Benjamin R. Jacobson (b)	2004	—	—	14,000	75,000
Chairman of the Board, Chief Executive Officer	2003	—	—	13,409	—
	2002	—	—	5,119	—

David G. Lloyd (c)	2004	41,154	67,000	—	—
Vice President, Chief Financial Officer	2003	—	—	—	—
	2002	—	—	—	—

Raymond P. Barbrick (d)	2004	202,635	—	46,678	—
President, Chief Operating Officer	2003	228,957	—	6,364	—
	2002	216,240	153,531	527	10,000

Kurt J. Schnaubelt (e)	2004	158,241	—	136,686	—
Senior Vice President, Chief Financial Officer	2003	132,371	—	8,994	—
	2002	125,721	75,535	6,588	5,000

(a)     Mr. Clark was named President and CEO in August, 2004.

(b)    Mr. Jacobson resigned his position as CEO effective with the appointment of Mr. Clark but remains the Company’s Chairman of the Board.

(c)     Mr. Lloyd joined the Company in September and was named CFO in November, 2004.

(d)    Mr. Barbrick resigned in October, 2004. Amounts in the Other Annual Compensation column include a distribution from the Company’s non-qualified deferred compensation plan.

(e)     Mr. Schnaubelt resigned in December, 2004. Amounts in the Other Annual Compensation column include amounts payable under a severance agreement and a distribution from the Company’s non-qualified deferred compensation plan.

Options Granted in Last Fiscal Year

The following table sets forth the stock options granted to the Company’s Named Executive Officers during the fiscal year ended December 29, 2004.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)(2)	Expiration Date	5% ($)	10% ($)

Benjamin R. Jacobson	75,000	100%	$17.51	8/11/14	557,082	887,060

(1)     The option was granted under the Company’s 1997 Equity Incentive Plan and the underlying shares of Common Stock vest on August 11, 2009.

(2)     The Company’s Board of Directors has determined the fair market value of a share of Common Stock on December 29, 2004 was $4.56.

(3)     The 5% and 10% assumed rates of annual compounded stock price appreciation are set forth in the rules of the Securities and Exchange Commission (the “SEC”) and do not represent the Company’s estimate or projection of future Common Stock prices. Note these amounts are still below the exercise price of the options listed above.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth information concerning option exercises during fiscal 2004 (none) and the fiscal year-end value of unexercised options for each of the Named Executive Officers.

Name	Shares Acquired on Exercise	Value Realized	Number Of Securities Underlying At Fiscal Year-End Exerciseable/Unexercisable		Value Of Unexercised In-The-Money Options At Fiscal Year-End Exerciseable/ Unexerciseable(a)

Stephen V. Clark	—	$—	—	—	$—	$—
Benjamin R. Jacobson	—	$—	149,599	75,000	$—	$—
David G. Lloyd	—	$—	—	—	$—	$—
Raymond P. Barbrick	—	$—	—	—	$—	$—
Kurt J. Schnaubelt	—	$—	1,500	—	$—	$—

(a)               Based upon a price of $4.56.

Employment Agreements

Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board.  At the date of this filing, the Company is not party to employment agreements with any of its executive officers.

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

Generally, options granted to employees under the Stock Option Plan are exercisable either: (a) cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant; or (b) only upon the fifth anniversary of the date of grant.  Options granted to directors under the Stock Option Plan are generally exercisable immediately upon grant, although the option issued to Mr. Jacobson to purchase 75,000 shares of Common Stock is exercisable only upon the fifth anniversary of the date of grant. Options granted under the Stock Option Plan to date expire 90 days following either the fifth or the tenth anniversary of the date of the grant.

The following table summarizes option activity since September 15, 1997 through December 29, 2004:

Issue Date	Price	Granted	Since Forfeited	Exercised	Outstanding at December 29, 2004
09/15/1997	$11.63	331,123	(224,424)	(11,020)	95,679
07/21/1998	$17.51	58,429	(58,429)		—
07/01/1999	$15.00	23,541	(8,667)		14,874
03/14/2000	$17.51	100,000	—		100,000
03/14/2000	$9.22	99,750	(53,950)	(1,125)	44,675
01/24/2001	$17.51	332,500	(206,500)		126,000
03/14/2002	$17.51	26,000	(6,500)		19,500
02/11/2003	$17.51	13,687	(3,636)		10,051
07/01/2003	$17.51	4,000			4,000
07/08/2003	$11.63	14,178			14,178
07/08/2003	$17.51	1,714			1,714
07/08/2003	$15.00	2,750			2,750
07/08/2003	$9.22	3,750			3,750
01/01/2004	$17.51	3,000			3,000
04/01/2004	$17.51	2,000			2,000
05/01/2004	$17.51	2,000			2,000
06/10/2004	$17.51	2,000			2,000
06/24/2004	$17.51	1,000			1,000
07/01/2004	$17.51	1,000			1,000
08/11/2004	$17.51	90,000			90,000
08/12/2004	$17.51	1,000			1,000
09/20/2004	$17.51	1,000			1,000
09/30/2004	$17.51	1,000			1,000
10/15/2004	$17.51	5,000			5,000
10/28/2004	$17.51	1,000			1,000
11/15/2004	$17.51	1,000			1,000
		1,122,422	(562,106)	(12,145)	548,171

On December 29, 2004, 201,829 shares of common stock were available for grants under the Stock Option Plan.

Executive Savings and Investment Plan. In 1999, the Company established the Bertucci’s Corporation Executive Savings and Investment Plan, a non-qualified compensation plan, to which highly compensated executives of the Company may elect to defer a portion of their salary and/or earned bonus.  The Company replaced the original trustee of the Executive Savings and Investment Plan, Scudder Kemper Investments (“Scudder”), in December 2004 with Reliance Trust Company (“Reliance”) pursuant to a new Trust Agreement.  The Trust Agreement between the Company and Reliance is for the purpose of paying benefits under Executive Savings and Investment Plan and its terms are substantially similar to the trust agreement that the Company entered into with Scudder in 1999.  An irrevocable grantor trust has been established under the Trust Agreement with the Company as grantor.

The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency.  As of December 29, 2004 there were 14 participants in the plan with assets in the trust with an aggregate market value of approximately $378,000.

401(k) Plan. The Company maintains the Bertucci’s 401(k) Plan, a defined contribution plan. Under the Bertucci’s 401(k) Plan, substantially all employees of the Company may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. The Company makes a matching contribution to the Bertucci’s 401(k) Plan that is allocated, based on a formula as defined by the Bertucci’s 401(k) Plan, to the Bertucci’s 401(k) Plan participants.  In fiscal 2001, the Company effectively terminated the NE Restaurant 401(k) Plan at which time all amounts became fully vested. As of May 1, 1999, all eligible participant balances were transferred to the Bertucci’s 401(k) Plan in order to consolidate the Plans after the Acquisition.  Matching contributions made by the Company for the years ended December 29, 2004, December 31, 2003, and January 1, 2003, were approximately $98,000, $81,000, and $27,000 respectively.

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

Independent directors of the Company are paid: (1) a quarterly stipend of $2,500 for serving on the Board of Directors; (2) a payment of $2,500 for each Board of Directors meeting they attend (either in person or telephonically); and (3) if they are a member of the Audit Committee, a payment of $1,000 for each Audit Committee meeting they attend (either in person or telephonically).

Directors receive no other compensation from the Company for serving on the Board of Directors or a committee of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

Effective as of January 1, 1998, the Board of Directors appointed a Compensation Committee.  During fiscal 2004, Mr. Morgan and Mr. Wilansky were the only members of the Compensation Committee.

Mr. Jacobson has in the past and will in the future provide certain consulting services to the Company.  See “Item 13.  Certain Relationships And Related Transactions.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information at March 31, 2005, with respect to ownership of the Company’s common stock $0.01 par value per share (the ‘‘Company Common Stock’’), by (i) each beneficial owner of five percent or more of the Company’s Common Stock, (ii) each director of the Company who beneficially owns shares of Company Common Stock, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.  For the purpose of computing the percentage of the shares of Company Common Stock owned by each person or group listed in this table, shares which are subject to options exercisable within 60 days after March 31, 2005 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Company Common Stock owned by any other person.  Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Benjamin R. Jacobson (1)	985,826	31.8%
595 Madison Avenue
New York, New York 10022

Thomas R. Devlin (2)	316,160	10.5%
1313 North Webb Road
P.O. Box 782170
Wichita, Kansas 67206

Dennis D. Pedra (3)	230,605	7.8%

James J. Morgan (4)	51,333	1.7%

Stephen V. Clark	16,192	*

David G. Lloyd	9,716	*

Sally M. Dungan	4,000	*

Heywood Wilansky	4,000	*

James N. Moriarty	2,500	*

Kurt J. Schnaubelt	1,500	*

All directors and executive officers as a group (8 persons) (5)	1,075,067	34.5%

* Less than 1%

(1)               Includes (a) 613,273 shares of Company Common Stock held by J.P. Acquisition Fund II, L.P., a Delaware limited partnership (‘‘JPAF II’’), (b) 149,599 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above, and (c) 21,217 shares of Company Common Stock held by trusts for the benefit of Mr. Jacobson’s children, with respect to which a third party is trustee and has voting control.  JPAF, Inc., a Delaware corporation, is the General Partner of JPAF II and Mr. Jacobson is president of JPAF, Inc. Mr. Jacobson is a general partner of Jacobson Partners, which is the sole shareholder of JPAF, Inc.  Mr. Jacobson disclaims beneficial ownership of the shares described (i) in clause (a) above, except to the extent of his general partnership interest in JPAF II, and (ii) in clause (c) above.

(2)               Includes (a) 67,834 shares of Company Common Stock held by JPAF II, representing Mr. Devlin’s pro rata interest as a limited partner of JPAF II; and (b) 3,500 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

(3)               Includes 33,000 shares of Company Common Stock held by trusts for the benefit of Mr. Pedra’s children, with respect to which Mr. Pedra’s sister is trustee and has sole voting control.  Mr. Pedra disclaims beneficial ownership of all such shares.

(4)               Includes (a) 8,482 shares of Company Common Stock held by JPAF II, representing Mr. Morgan’s pro rata interest as a limited partner of JPAF II; and (b) 4,500 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

(5)               Includes (a) 155,099 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above; and (b) the 8,482 shares described in (4) above.

Shareholders Agreement

The Company and the current shareholders of the Company are parties to various agreements, (collectively, the ‘‘Shareholder Agreements’’).

The Shareholder Agreements provide, among other things, that (i) a shareholder may not transfer his or its shares in the Company, whether voluntarily or by operation of law, other than in certain limited circumstances specified therein, including transfers through a right of first refusal procedure, distributions by certain legal entities to the constituents of such entities (i.e. a partnership to its partners), transfers by will or intestate succession, transfers approved by the Board to an affiliate of a shareholder or to another shareholder, transfers to family members or trusts for their benefit, and any transfer unanimously approved by the Board, (ii) the Company has the option to purchase the shares of any shareholder who is an employee of the Company following the termination of such shareholder’s employment with the Company for any reason at a purchase price equal to the fair market value or original purchase price (plus accrued interest in certain circumstances) depending upon the reason for such termination, (iii) the Company has the option to purchase the shares of any shareholder who is an employee of the Company following certain transfer events, including such shareholders’ bankruptcy or a court-ordered transfer of such shareholder’s stock, (iv) if the Company fails to exercise its option to purchase as described in the immediately preceding clause (iii), the remaining shareholders have the option to purchase the applicable shares, (v) in the event an employee shareholder leaves the Company due to death, disability or hardship or, with respect to certain shares, is terminated by the Company without cause, such shareholder has a one-time option to require the Company to purchase such shareholder’s shares at the greater of fair market value or the original purchase price, subject to certain approval by the Board of Directors, excluding effected employees, (vi) no transfer of shares may occur unless the transferee thereof agrees to be bound by the terms of the Shareholders Agreements and (vii) all share certificates must bear customary legends and all share transfers must be in compliance with applicable securities laws.

Equity Compensation Plan Information

The Company maintains equity compensation plans for employees, officers, directors and others whose efforts contribute to its success. The table below sets forth certain information as of our fiscal year ended December 29, 2004 regarding the shares of the Company’s Common Stock available for grant or granted under the equity compensation plans that (i) were approved by Company stockholders; and (ii) were not approved by Company stockholders (none).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	548,171	$15.47	201,829
Equity compensation plans not approved by security holders (none)	—	—	—
Total	548,171	$15.47	201,829

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Benjamin R. Jacobson, Chairman of the Board of Directors and Treasurer is the Managing Partner of Jacobson Partners. Jacobson Partners was paid consulting fees and reimbursed for certain travel and other incidental expenses in consideration of certain financial advisory services provided to the Company. The amount paid to Jacobson Partners for financial consulting fees was $425,000 for the fiscal year ended December 29, 2004. In connection with the Acquisition, the Company entered into a financial advisory services agreement with Jacobson Partners. Under this agreement, Jacobson Partners provides various financial advisory services to the Company, including, among other things, assistance in preparing internal budgets, performing cash management activities, maintaining and improving accounting and other management information systems, negotiating financing arrangements, complying with public reporting and disclosure requirements and communicating with creditors and investors. The Company believes the financial advisory services agreement was made on terms that are no less favorable to the Company than those that could be obtained from an unrelated party. Jacobson Partners is the sole shareholder of the corporate general partner of J.P. Acquisition Fund II, L.P., a Delaware limited partnership (“JPAF II”), which owns approximately 20.8% of the outstanding common stock of the Company.

JPAF II owns a controlling interest in the Company. JPAF, Limited Partnership, a Delaware limited partnership (“JPAF LP”) is the General Partner of JPAF II.  The General Partner of JPAF LP is JPAF, Inc., a Delaware corporation. Benjamin R. Jacobson, Chairman of the Company, is the president and majority shareholder of JPAF, Inc.  J.P. Acquisition Fund III, L.P., a Delaware limited partnership (“JPAF III”), owns a controlling interest in Taco Bueno. The General Partner of JPAF III is JPAF III, LLC, a Delaware limited liability company (“JPAF III, LLC”).  Jacobson Partners is the sole shareholder of JPAF III, LLC. Mr. Jacobson is the Managing General Partner of Jacobson Partners. Stephen V. Clark, President and Chief Executive Officer of the Company, and David G. Lloyd, Chief Financial Officer of the Company, hold similar positions with Taco Bueno. No agreement exists, however, between the two entities as to the allocation of services by Mr. Clark or Mr. Lloyd.  Effective December 30, 2004 compensation arrangements for these individuals will be borne equally by both companies, an arrangement approved by each company’s Board of Directors.

During 1999, the Company established the Bertucci’s Corporation, Inc. Executive Savings and Investment Plan to which highly compensated executives of the Company may elect to defer a portion of their salary and (or) earned bonus. The Company maintains an irrevocable grantor trust which has been established by the Company, as grantor, pursuant to a Trust Agreement with Reliance Trust Company, dated December 2004. The agreement is between the Company and Reliance Trust Company, as trustee, for the purpose of paying benefits under the non-qualified deferred compensation plan. The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency. As of December 29, 2004, there were 14 participants in the plan with assets in the trust with an aggregate market value of approximately $378,000.

In February 2002, the Company extended loans to 14 members of Management (including eight officers). The demand notes accrued interest at 8%, payable quarterly. As of February 13, 2003 all demand notes were paid in full.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Deloitte & Touche LLP (“Deloitte”) for professional services rendered for the fiscal years ended December 29, 2004 (fiscal 2004) and December 31, 2003 (fiscal 2003):

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees	$218,400	$155,000
Audit-Related Fees	16,600	16,000
Tax Fees	77,600	70,000
All Other Fees	—	—

Total Fees	$312,600	$241,000

Audit Fees.  The Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees.  The Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services were primarily for benefit plan audits.

Tax Fees.  The Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance, and tax audit defense.

All Other Fees.  No fees were billed for products and services other than those reported above.

Audit Pre-Approval of Policies and Procedures

The Company formed its Audit Committee in February 2004. The Audit Committee’s policy since February 2004 is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Audit Committee Approval of Fees

The Audit-Related Fees and Tax Fees provided by Deloitte to the Company during fiscal 2004 were all approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)	The following documents are filed as part of this report:

(b)	Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K. The Company did, however, file a Current Report on Form 8-K with the SEC on March 16, 2005 advising of the impending restatement of certain of the financial statements included within this Annual Report on Form 10-K as discussed more fully in Note 3 of Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERTUCCI’S CORPORATION

By:	/s/ Stephen V. Clark
Stephen V. Clark, President, Chief Executive Officer

Date: April 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Benjamin R. Jacobson	Chairman of the Board of Directors	April 12, 2005
Benjamin R. Jacobson

/s/ Stephen V. Clark	President, Chief Executive Officer and	April 12, 2005
Stephen V. Clark	Director (Principal Executive Officer)

/s/ David G. Lloyd	Chief Financial Officer (Principal Financial and	April 12, 2005
David G. Lloyd	Accounting Officer)

/s/ James N. Moriarty	Director	April 12, 2005
James N. Moriarty

/s/ Sally M. Dungan	Director	April 12, 2005
Sally M. Dungan

/s/ James J. Morgan	Director	April 12, 2005
James J. Morgan

/s/ Heywood Wilansky	Director	April 12, 2005
Heywood Wilansky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bertucci’s Corporation

Northborough, MA

We have audited the accompanying consolidated balance sheets of Bertucci’s Corporation and subsidiaries (the “Company”) as of December 29, 2004 and December 31, 2003, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years ended December 29, 2004, December 31, 2003, and January 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the years ended December 29, 2004, December 31, 2003, and January 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying 2003 and 2002 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
Boston, MA
April 12, 2005

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 29,	December 31,
	2004	2003
		(As Restated- See Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$12,291	$12,647
Restricted cash	2,403	3,129
Accounts receivable	1,334	753
Inventories	1,388	1,268
Prepaid expenses and other current assets	534	1,758
Total current assets	17,950	19,555

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	66,037	67,404
Furniture and equipment	43,248	40,783
	116,005	114,907
Less - accumulated depreciation and amortization	(51,517)	(39,091)
	64,488	75,816
Construction work in process	1,567	301
Net property and equipment	66,055	76,117

Goodwill	26,127	26,127
Deferred finance costs, net	2,862	3,559
Liquor licenses, net	2,414	2,838
Other assets	513	479
TOTAL ASSETS	$115,921	$128,675

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Promissory notes - current portion	$40	$39
Capital lease obligations - current portion	74	31
Accounts payable	7,819	8,426
Accrued expenses	16,457	14,026
Total current liabiliites	24,390	22,522

Promissory notes, net of current portion	781	821
Captial lease obligations, net of current portion	6,102	6,017
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	2,002	2,112
Other long-term liabilities	8,368	8,124
Total liabilities	126,953	124,906
Commitments and Contingencies
Stockholders’ (Deficit) Equity:
Common stock, $.01 par value Authorized - 8,000,000 shares Issued - 3,667,495 and 3,666,370 shares, respectively; Outstanding - 2,915,482 and 2,961,552 shares, respectively	37	37
Less treasury shares of 752,013 and 704,818, respectively, at cost	(8,480)	(8,190)
Additional paid-in capital	29,046	29,035
Accumulated deficit	(31,635)	(17,113)
Total stockholders’ (deficit) equity	(11,032)	3,769
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$115,921	$128,675

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	December 29,	December 31,	January 1,
	2004	2003	2003
		(As Restated - See Note 3)	(As Restated - See Note 3)
Net sales	$200,408	$186,172	$162,319

Cost of sales and expenses:
Cost of sales	49,231	43,544	35,667
Operating expenses	122,056	113,036	96,413
General and administrative expenses	13,065	11,320	12,124
Deferred rent, depreciation, amortization and preopening expenses	13,216	14,115	12,160
Asset impairment charge	6,749	3,580	—
Closed restaurants charge	—	—	236
Total cost of sales and expenses	204,317	185,595	156,600

(Loss) income from operations	(3,909)	577	5,719

Other expense
Gain on Brinker Sale	—	650	—
Interest expense, net	(10,613)	(10,133)	(9,587)
Other expense	(10,613)	(9,483)	(9,587)

Loss before income tax provision	(14,522)	(8,906)	(3,868)

Income tax provision	—	—	2,697

Net loss	$(14,522)	$(8,906)	$(6,565)

Basic and diluted loss per share	$(4.93)	$(3.00)	$(2.20)

Weighted average shares outstanding - basic and diluted	2,943,841	2,970,403	2,978,955

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except share data)

	Common Stock		Treasury Stock				Total
	Number of		Number of		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance January 2, 2002 (As Restated-See Note 3)	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(1,642)	$19,311
Net loss (As Restated-See Note 3)	—	—	—	—	—	(6,565)	(6,565)
Balance January 1, 2003 (As Restated-See Note 3)	3,666,370	$37	(687,415)	(8,088)	$29,004	$(8,207)	$12,746
Net loss (As Restated-See Note 3)	—	—	—	—	—	(8,906)	(8,906)
Compensation expense associated with option grants	—	—	—	—	31	—	31
Purchase of common stock for treasury	—	—	(17,403)	(102)	—	—	(102)
Balance December 31, 2003 (As Restated-See Note 3)	3,666,370	$37	(704,818)	(8,190)	$29,035	$(17,113)	$3,769
Net loss	—	—	—	—	—	(14,522)	(14,522)
Sale of common stock from exercise of options	1,125	—	—	—	11		11
Purchase of common stock for treasury	—	—	(47,195)	(290)	—	—	(290)
Balance December 29, 2004	3,667,495	$37	(752,013)	$(8,480)	$29,046	$(31,635)	$(11,032)

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	December 29, 2004	December 31, 2003	January 1, 2003
		(As Restated- See Note 3)	(As Restated- See Note 3)

Cash flows from operating activities
Net loss	$(14,522)	$(8,906)	$(6,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on Brinker Sale, net of tax	—	(650)	—
Gain on sale of property	—	—	(235)
Loss on sale leaseback transaction	—	59	—
Stock compensation expense	—	31	—
Closed restaurant charge	—	—	236
Asset impairment charge	6,749	3,580	—
Deferred rent, depreciation, and amortization	13,422	12,650	11,287
Deferred income taxes	—	—	7,697
Changes in operating assets and liabilities
Inventories	(120)	(368)	(95)
Prepaid expenses and receivables	643	1,217	(1,126)
Other accrued expenses	2,186	106	(1,131)
Income taxes payable	(413)	409	(1,149)
Accounts payable	(607)	457	(822)
Tenant allowances received	577	658	997
Other operating assets and liabilities	(34)	(172)	75

Total adjustments	22,403	17,977	15,734

Net cash provided by operating activities	7,881	9,071	9,169

Cash flows from investing activities
Additions to property and equipment	(8,598)	(17,396)	(18,212)
Proceeds from sale of restaurants	—	—	413
Acquisition of liquor licenses	—	(278)	(17)

Net cash used in investing activities	(8,598)	(17,674)	(17,816)

Cash flows from financing activities
Net proceeds from sale leaseback transactions	—	8,977	—
Sale of common stock from exercise of options	11	—	—
Decrease (increase) in restricted cash	726	(661)	(1,455)
Purchase of treasury shares	(290)	(102)	—
Payment on promissory note	(39)	(81)	—
Principal payments under capital lease obligations	(47)	(16)	—

Net cash provided by (used in) financing activities	361	8,117	(1,455)

Net decrease in cash and cash equivalents	(356)	(486)	(10,102)
Cash and cash equivalents, beginning of year	12,647	13,133	23,235
Cash and cash equivalents, end of year	$12,291	$12,647	$13,133

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,090	$9,804	$9,750
Cash paid (refunded) for income taxes	$377	$(408)	$(3,863)
Capital leases entered into during period	$175	$6,066	$—
Promissory note issued in exchange for liquor license rights	$—	$555	$—
Promissory note issued in exchange for settlement of lease liability	$—	$386	$—

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 2004

(1)                                  ORGANIZATION AND OPERATIONS

Bertucci’s Corporation, a Delaware corporation (the “Company”), is the owner and operator of a chain of full-service casual dining, Italian-style restaurants under the names Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®. The Company was incorporated in 1994 as NE Restaurant Company, Inc. and formally changed its name to Bertucci’s Corporation on August 16, 2001. As of December 29, 2004, the Company operated 91 restaurants located primarily in the northeastern United States.

In July 1998, the Company completed its acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).  The Company financed the Acquisition primarily through the issuance of $100 million of 10 3/4% senior notes due 2008 (the “Senior Notes”). The Senior Notes are still outstanding as to $85.3 million in principal.

Fiscal Year End

The Company’s fiscal year is the 52 or 53-week period ended on the Wednesday closest to December 31st. All years presented consist of 52 weeks.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(2)                              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company records revenue from the sale of food, beverage and alcohol when sales occur. Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as income when redeemed by the holder.

Cash and Cash Equivalents

Cash and equivalents are comprised of demand and interest bearing accounts with original maturities of no more than sixty days. The Company utilizes zero balance disbursement accounts for cash management purposes and maintains a cash balance sufficient to cover disbursements from these accounts when the check is presented for payment. Outstanding checks written against the disbursement accounts of $1.4 million and $4.0 million at December 29, 2004 and December 31, 2003, respectively, are included in accounts payable in the accompanying consolidated balance sheets.

Restricted Cash

The Company is required to maintain cash as collateral for outstanding letters of credit under its letter of credit facility.

Inventories

Inventories are carried at the lower of cost (first-in, first-out) or market value, and consist of the following (dollars in thousands):

	2004	2003

Food	$750	$705
Liquor	542	471
Supplies	96	92
Total inventory	$1,388	$1,268

Property and Equipment

Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method to charge the cost of property and equipment to expense over the estimated useful lives of the assets. The lives used are as follows:

Asset Classification	Estimated Useful Life

Buildings	20 years
Leasehold improvements	Shorter of term of the lease (ranging between 10-20 years), or life of asset
Furniture and equipment	3-7 years

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

The Company regularly assesses restaurants’ performance for recoverability to determine if an impairment of fixed assets exists at any location. The Company estimates the fair value of assets based on the net present value of the expected cash flows for each restaurant. If the carrying amount of the assets (including any nontransferable liquor licenses) exceeds the fair value of the assets, the Company records an impairment charge to reflect the write down of the affected assets to fair value. Any impairment is charged to earnings and included in the accompanying consolidated statements of operations. For fiscal 2004 and 2003, impairment charges of $6.7 million and $3.6 million, respectively, were recorded.

Capitalized Interest

The Company capitalizes interest costs (in leasehold improvements) based on new restaurant capital expenditures. Total interest costs incurred and amounts capitalized are as follows (dollars in thousands):

	2004	2003	2002

Total interest expense	$10,690	$10,371	$9,713
Less - Amount capitalized	77	238	126
Interest expense, net	$10,613	$10,133	$9,587

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

Accrued Expenses

Accrued expenses consisted of the following as of December 29, 2004 and December 31, 2003 (dollars in thousands):

	2004	2003

Accrued payroll and related benefits	$4,810	$3,679
Accrued interest	4,254	4,279
Unredeemed gift certificates	3,857	2,973
Other accrued liabilities	1,904	1,466
Accrued occupancy costs	1,034	522
Store closing reserves, current portion	484	615
Accrued advertising	72	36
Income taxes payable	42	456

TOTAL	$16,457	$14,026

Goodwill

The Company tests goodwill for impairment annually on the first day after the fiscal year end. This same impairment test is performed at other times during the course of the year should an event occur that indicates goodwill may be impaired. There was no impairment of goodwill at December 29, 2004 and December 31, 2003.

Deferred Finance Costs

Underwriting, legal and other direct costs incurred in connection with the issuance of the Senior Notes and the completion of the sale-leaseback transactions discussed in Note 7 have been capitalized and are being amortized into interest expense over the life of the related borrowings and underlying leases, respectively.

Liquor Licenses

Transferable liquor licenses are accounted for at the lower of cost or market and are not amortized. Annual renewal fees are expensed as incurred. Non-transferable liquor licenses are amortized on a straight-line basis over the contractual life of the license. The carrying values of transferable liquor licenses were $1.5 million and $2.0 million at December 29, 2004 and December 31, 2003, respectively. Amortization expense for non-transferable liquor licenses was $82,000 in fiscal 2004, $58,000 in fiscal 2003, and for existing licenses is expected to be $56,000 per year for each of the next five fiscal years.

Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.                The fair value of the Company’s long term debt, consisting of the Senior Notes, is based on the present value of remaining principal and interest payments discounted at a comparable borrowing rate each fiscal year (see Note 6 of Notes to Consolidated Financial Statements).

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

Advertising

Advertising costs are expensed as incurred. Advertising costs were $6.6 million, $5.5 million and $5.5 million in fiscal 2004, 2003, and 2002, respectively, and are included in operating expenses in the consolidated statements of operations.

Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the fiscal years ended December 29, 2004, December 31, 2003, and January 1, 2003 options representing 548,171, 594,396, and 652,549 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company’s stock-based compensation plan is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. With the exception of one modification to a grant during 2003, no stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	2004	2003	2002

Net loss, as reported	$(14,522)	$(8,906)	$(6,565)

Add: Stock-based employee compensation expense included in reported net loss.	—	31	—

Deduct: Net stock-based employee compensation expense/income determined under fair value based method for all awards.	(77)	(580)	(144)

Pro forma net loss	$(14,599)	$(9,455)	$(6,709)

Basic and diluted loss per share
As reported	$(4.93)	$(3.00)	$(2.20)
Pro forma	$(4.96)	$(3.18)	$(2.25)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25,

Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

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

(3)                              RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, as a result of views expressed in a letter issued February 7, 2005 by the office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the AICPA regarding certain operating lease-related accounting issues, The Company reviewed its lease accounting, including leased liquor licenses and leasehold depreciation practices.  As a result, the Company corrected its accounting for leases and restated its historical financial statements and certain financial information for corrected periods to correct errors in lease accounting policies. The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows.  Also, the Company historically recognized rent on a straight-line basis over a lease term commencing with the initial occupancy date, or Company-operated retail store opening date.  In addition, the depreciable lives of certain leasehold improvements and other long-lived assets on those properties were not aligned with the non-cancelable lease term.

Following a review of its lease accounting treatment and relevant accounting literature, the Company determined it should:  (a) report tenant improvement allowances as  deferred liabilities in the consolidated balance sheets and initiate the amortization of those liabilities at the relevant initial occupancy date;  (b) classify the change in the deferred liability related to the tenant allowances in the operating activities on the Consolidated Statements of Cash Flows; (c) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent; (d) include option periods in the depreciable lives assigned to leased buildings and leasehold improvements and in the calculation of straight-line rent expense only in instances in the which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty and, (e) classify the change in deferred liabilities related to tenant improvement allowances in operating activities in the consolidated statement of cash flow.

The restatement for leaseholds also resulted in restatements of amounts previously reported for asset impairments.

The restatement did not have any impact on the Company's previously reported net sales or compliance with any covenant under its debt instruments. The cumulative effect of the accounting correction results in an increase in accumulated deficit of $285,000 as of the beginning of fiscal 2002.

The following is a summary of the significant effects of the restatement on the Company’s consolidated financial statements (in thousands, except per share data):

	As of December 31, 2003
	As previously reported	Restated
Net property and equipment	$73,611	$76,117
Liquor licenses, net	2,555	2,838
Total Assets	125,886	128,675

Total current liabilities	22,539	22,522
Capital lease obligations, net of current portion	5,724	6,017
Other long-term liabilities	4,164	8,124
Accumulated deficit	(15,666)	(17,113)
Total Liabilities And Stockholders’ Equity	125,886	128,675

	For the year ended December 31, 2003
	As previously reported	Restated
Operating expenses	$113,076	$113,036
Deferred rent, depreciation, amortization and preopening expenses	12,700	14,115
Asset impairment charge	4,682	3,580
Income (loss) from operations	850	577
Interest expense, net	(10,101)	(10,133)
Net loss	$(8,601)	$(8,906)

Basic and diluted loss per share	$(2.90)	$(3.00)

	For the year ended January 1, 2003
	As previously reported	Restated
Deferred rent, depreciation, amortization and preopening expenses	10,733	12,160
Income (loss) from operations	7,146	5,719
Net loss	$(5,138)	$(6,565)

Basic and diluted loss per share	$(1.72)	$(2.20)

	For the year ended December 31, 2003
	As previously reported	Restated
Cash flows from operating activities	$8,408	$9,071
Cash flows from investing activities	(17,016)	(17,674)
Cash flows from financing activities	8,122	8,117

	For the year ended January 1, 2003
	As previously reported	Restated
Cash flows from operating activities	$8,172	$9,169
Cash flows from investing activities	(16,819)	(17,816)

(4)                                  RESTAURANT SALES AND CLOSURES

Brinker Sale

In April 2001, the Company completed the sale of a number of non-Bertucci’s brand restaurants (the”Brinker Sale”) and recorded a gain of $36.9 million before income taxes. During 2003 the Company concluded certain liabilities recorded in connection with the Brinker Sale were no longer required as part of the final settlement and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

Closed Restaurants Reserve

Prior to fiscal 2002, the Company had recorded reserves relating to lease commitments at certain closed locations, including other exit costs for which the Company was still primarily liable.  It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases.  However, due to market conditions, the Company was unable to sell, sublease or exit certain of these leases as originally anticipated.  Additionally, in 2002, the Company closed one restaurant and recorded a charge of $236,000 primarily related to estimated lease termination costs.

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

Activity within the Company’s closed restaurants reserve was as follows (dollars in thousands):

	2004	2003	2002
Balance, beginning of year	$1,449	$2,499	$3,352
Additonal reserves charged to operations	—	—	236
Promissory note issued	—	(386)	—
Lease and related costs charged to reserve	(790)	(664)	(1,089)
Balance, end of year	$659	$1,449	$2,499

Current portion	$484	$615	$642
Noncurrent portion	175	834	1,857
	$659	$1,449	$2,499

The closed restaurant reserve was calculated net of sublease income at 11 locations that are partially or fully subleased as of December 29, 2004. The Company remains primarily liable for the remaining lease obligations should the sublessor default. Total sublease income excluded from the reserve is approximately $7.2 million for subleases expiring at various dates through 2017. There have been no defaults by sublessors to date.

 (5)                               INCOME TAXES

The components of the provision for income taxes for the years ended December 29, 2004, December 31, 2003 and January 1, 2003 are as follows (dollars in thousands):

	2004	2003	2002
Current:
Federal	$—	$—	$(5,000)
State	—	—	—
	—	—	(5,000)
Deferred:
Federal	(5,864)	(3,749)	2,115
State	(436)	(267)	849
	(6,300)	(4,016)	2,964

Valuation allowance	6,300	4,016	4,733

Total provision for income taxes	$—	$—	$2,697

A reconciliation of the amount computed by applying the statutory federal income tax rate of 35% to the loss before income tax provision for the years ended December 29, 2004, December 31, 2003, and January 1, 2003, respectively, is as follows (dollars in thousands):

	2004	2003	2002
Income tax benefit computed at federal statutory rate	$(5,082)	$(3,117)	$(1,300)
State taxes, including expired state benefits, net of federal benefit	(436)	(267)	(250)
FICA tax credit	(782)	(632)	(486)
Valuation allowance	6,300	4,016	4,733
Income tax provision	$—	$—	$2,697

Significant items giving rise to deferred tax assets and deferred tax liabilities at December 29, 2004 and December 31, 2003 are as follows (dollars in thousands):

	2004	2003
Deferred tax assets–
Property and equipment, including impairment charges	$4,857	$611
Net operating loss and tax credit carryforwards	4,356	2,701
Deferred rent	3,195	2,770
Store closing write downs and liabilities	1,694	2,265
Accrued expenses and other	1,042	550
Deferred and accrued compensation	201	200
	15,345	9,097
Deferred tax liabilities–
Liquor licenses	(296)	(348)
	(296)	(348)

Total net deferred tax assets	15,049	8,749
Valuation allowance	(15,049)	(8,749)

Carrying value of net deferred tax assets	$—	$—

The future tax benefits which give rise to the deferred tax asset remain statutorily available to the Company. The Company considers both negative and positive evidence in determining if a valuation allowance is appropriate. The Company had net operating losses and tax credit carryforwards of $7.8 million as of December 29, 2004 which expire at various dates through 2019. The Company has an historical trend of recurring pre-tax losses. Based on the recent losses and the historical trend of losses, the Company concluded a valuation allowance for the net deferred tax asset remains appropriate.  Actual amounts realized will be dependent on generating future taxable income.

(6)                                  SENIOR NOTES PAYABLE

The Company has outstanding 10 3/4% Senior Notes with a face value of $85.3 million due 2008 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on January 15 and July 15. Through July 15, 2006, the Company may, at its option, redeem any or all of the Senior Notes at face value, plus a declining premium, which is 3.58% through July 14, 2005 and 1.79% from July 15, 2005 through July 15, 2006. After July 15, 2006, the Senior Notes may be redeemed at face value. Under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101%. The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all of the Company’s subsidiaries. The Company’s parent company has no independent assets or operations. The Senior Notes contain no financial covenants and the Company is in compliance with all non-financial covenants as of December 29, 2004.

The fair values of the Company’s long-term debt, including current portion at December 29, 2004 and December 31, 2003 were as follows (dollars in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$85,310	$86,556	$85,310	$86,806
Promissory Notes	821	737	860	760
	$86,131	$87,293	$86,170	$87,566

The fair values of the long term obligations above were determined based on the present value of remaining principal and interest payments discounted at the rate of 10.0%, the Company’s estimate of a comparable borrowing rate as of December 29, 2004 and December 31, 2003, respectively.  Restricted cash is presented as current based on the December 2005 letter of credit expiration date.

(7)                                  COMMITMENTS AND CONTINGENCIES

Letter of Credit Facility

The Company has a $4.0 million (maximum) letter of credit facility.  As of December 29, 2004, this facility is collateralized with $2.4 million of cash restricted from general use. Letters of credit totaling $2.2 million were outstanding pursuant to this facility on December 29, 2004 and expire in December 2005. Restricted cash is presented as current based on the December 2005 letter of credit expiration date.

Operating Leases

The Company has entered into numerous lease arrangements, primarily for restaurant land, equipment and buildings, which are non-cancelable and expire on various dates through 2027.

Some operating leases contain rent escalation clauses whereby the rent payments increase over the term of the lease. Rent expense includes base rent amounts, percentage rent payable periodically, as defined in each lease, and rent expense accrued to recognize lease escalation provisions on a straight-line basis over the lease term. Rent expense recognized in operating expenses in the accompanying consolidated statements of income was approximately $14.8 million, $13.4 million and $11.4 million for the years ended December 29, 2004, December 31, 2003 and January 1, 2003 respectively. The annual difference of accrued rent versus amounts paid is classified as deferred rent in the accompanying consolidated statements of operations and the cumulative difference is included in other long-term liabilities in the accompanying consolidated balance sheets. Certain leases require the payment of an additional amount, calculated as a percentage of annual sales, as defined in the lease agreement, which exceeds annual minimum rentals. Such percentage rent expense was $154,600, $264,000 and $260,000, for fiscal 2004, 2003, and 2002, respectively.

Future minimum rental payments due under all non-cancelable operating leases as of December 29, 2004 were as follows (dollars in thousands):

Year-
2005	$15,655
2006	15,645
2007	14,211
2008	12,474
2009	11,303
Thereafter	50,705
$119,993

In addition to the leases summarized above, the Company is primarily liable on 13 locations for approximately $7.8 million in gross lease commitments over the remaining terms of the leases. Eleven of those locations are subleased to tenants under sublease obligations aggregating $7.2 million. The difference of $649,000 represents the Company’s closed restaurant reserve at December 29, 2004.

Capital Leases

During 2003, the Company completed two sale-leaseback transactions on four restaurant properties. In the first transaction, the Company sold three properties for $7.2 million in cash (net of fees of approximately $300,000), resulting in a gain of $2.2 million. The gain has been deferred and will be amortized into income over the lease term. The properties sold included land and buildings at each location which the Company agreed to lease back for a 20-year period. The portion of the contractual obligation relating to the buildings is recorded at its net present value of $3.8 million (at inception) as an obligation under a capital lease. The land portion of the obligation is classified as an operating lease, requiring future payments to be classified as operating expenses. In the second transaction, the Company sold a property consisting of land and a building for $1.8 million in cash (net of fees of approximately $210,000). In connection with this transaction the Company recorded a charge of $59,000 representing the excess of the property’s carrying value over its fair market value. The fair value of the land is less than 25% of the transaction value and therefore the entire contractual obligation is recorded at its net present value of $1.9 million (at inception) as a capital lease obligation. The Company agreed to lease back the property for a 20-year period. Both leases include two five-year renewal terms, which the Company may exercise at its option. The Company is required to maintain the properties for the term of the leases and to pay all taxes, insurance, utilities and other costs associated with those properties. Under the leases, the Company agreed to customary indemnities and, in the event the Company defaults on any lease, the landlord may terminate the lease, accelerate rental payments and collect liquidated damages.

Payments under capital lease commitments for these restaurants are as follows (dollars in thousands):

Year
2005	$679
2006	693
2007	704
2008	715
2009	724
Thereafter	9,913
13,428
Less amount representing interest	7,252
Present value of minimum payments	$6,176
Current portion	74
Long-term portion	6,102
$6,176

Contingencies

The Company is subject to various legal proceedings that arise in the ordinary course of business. Based on consultation with the Company’s legal counsel, management believes that the amount of ultimate liability with respect to these actions will not be material to the financial position, cash flows or results of operations of the Company.

(8)                                  RELATED PARTIES

Under the terms of the Company’s agreements, the stockholders have consented to the payment of an ongoing financial consulting fee to Jacobson Partners, a stockholder of the Company. Fees of $250,000 were paid to Jacobson Partners for each of the fiscal years ended December 29, 2004, December 31, 2003 and January 1, 2003, respectively. Additionally, the Board of Directors approved an additional fee of $175,000 paid in fiscal 2004. All fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

JPAF II owns a controlling interest in the Company. JPAF, Limited Partnership, a Delaware limited partnership (“JPAF LP”) is the General Partner of JPAF II.  The General Partner of JPAF LP is JPAF, Inc., a Delaware corporation. Benjamin R. Jacobson, Chairman of the Company, is the president and majority shareholder of JPAF, Inc.  J.P. Acquisition Fund III, L.P., a Delaware limited partnership (“JPAF III”), owns a controlling interest in Taco Bueno. The General Partner of JPAF III is JPAF III, LLC, a Delaware limited liability company (“JPAF III, LLC”).  Jacobson Partners is the sole shareholder of JPAF III, LLC. Mr. Jacobson is the Managing General Partner of Jacobson Partners. Stephen V. Clark, President and Chief Executive Officer of the Company, and David G. Lloyd,

Chief Financial Officer of the Company, hold similar positions with Taco Bueno. No agreement exists, however, between the two entities as to the allocation of services by Mr. Clark or Mr. Lloyd.  Effective December 30, 2004 compensation arrangements for these individuals will be borne equally by both companies, an arrangement approved by each company’s Board of Directors.

In February 2002, the Company extended loans to 14 members of management (including eight officers). The demand notes accrued interest at 8%, payable quarterly. The demand notes totaled $157,000 at January 1, 2003 and were paid in full with accrued interest as of February 13, 2003.

(9)                                  401(k) PROFIT SHARING PLAN AND DEFERRED COMPENSATION PLAN

The Company maintains a defined contribution plan known as the Bertucci’s 401(k) Plan. Under the Bertucci’s 401(k) Plan, substantially all salaried employees of the Company may defer a portion of their current salary, on a pretax basis. The Company makes a matching contribution to the Bertucci’s 401(k) Plan that is allocated, based on a formula as defined by the Bertucci’s 401(k) Plan, to Plan participants. Matching contributions made by the Company for the years ended December 29, 2004, December 31, 2003 and January 1, 2003 were approximately $98,000, $81,000 and $27,000 respectively.

In 1999, the Company established the Bertucci’s Corporation Executive Savings and Investment Plan, a non-qualified compensation plan, to which highly compensated executives of the Company may elect to defer a portion of their salary and/or earned bonus. The Company replaced the original trustee of the Executive Savings and Investment Plan, Scudder, in December 2004 with Reliance pursuant to a new Trust Agreement. The Trust Agreement between the Company and Reliance is for the purpose of paying benefits under Executive Savings and Investment Plan and its terms are substantially similar to the trust agreement that the Company entered into with Scudder in 1999. An irrevocable grantor trust has been established under the Trust Agreement with the Company as grantor.

The trust assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency. As of December 29, 2004, there were 14 participants in the plan with assets in the trust with an aggregate market value of approximately $378,000. The assets of the trust are included in other assets in the consolidated balance sheet. A corresponding liability is included in other long term liabilities.

(10)                            COMMON STOCK AND STOCK OPTION PLAN

On September 15, 1997, the Board of Directors of the Company established the 1997 Equity Incentive Plan, which included a nonqualified stock option plan (the “Option Plan”), for certain key employees and directors. The Option Plan is administered by the Board of Directors of the Company and may be modified or amended by the Board of Directors in any respect. As of December 29, 2004 there were 201,829 authorized shares remaining for issuance under the Option Plan.

The options granted under the Option Plan are exercisable as follows:

Two years beyond option grant date	25%
Three years beyond option grant date	50%
Four years beyond option grant date	75%
Five years beyond option grant date	100%

A summary of the Option Plan activity for the years ended December 29, 2004, December 31, 2003 and January 1, 2003 is presented in the table and narrative below.

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	594,396	$15.42	652,549	$15.44	713,973	$15.19
Granted	111,000	$17.51	40,079	$14.48	26,000	$17.51
Exercised	(1,125)	$(9.22)	—	$—	—	$—
Forfeited	(156,100)	$(16.80)	(98,232)	$(15.13)	(87,424)	$(13.38)
Outstanding at end of year	548,171	$15.47	594,396	$15.42	652,549	$15.44

Exercisable at end of year	256,377	$13.61	294,603	$14.12	322,714	$14.28

Range of Exercise Price per share	$9.22 -$17.51		$9.22 -$17.51		$9.22 -$17.51
Weighted average fair value of each option granted		$—		$2.83		$3.53

The 548,171 shares of Common Stock subject to outstanding options at December 29, 2004 have a remaining weighted average contractual life of approximately 5.8 years. Options granted under the Stock Option Plan to date expire 90 days following either the fifth or the tenth anniversary of the date of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Weighted average risk-free interest rates of 3.53%, 3.18% and 2.91% were used in 2004, 2003 and 2002, respectively. Weighted average expected lives of five years and an expected volatility of 0% were used in all three years.

The Company’s shareholders are parties to various shareholder agreements which restrict their ability to transfer their shares without the approval of the Company’s Board of Directors. The Shareholder Agreements provide, among other things, that (i) a shareholder may not transfer his or its shares in the Company, whether voluntarily or by operation of law, other than in certain limited circumstances specified therein, including transfers through a right of first refusal procedure, distributions by certain legal entities to the constituents of such entities (i.e. a partnership to its partners), transfers by will or intestate succession, transfers approved by the Board to an affiliate of a shareholder or to another shareholder, transfers to family members or trusts for their benefit, and any transfer unanimously approved by the Board, (ii) the Company has the option to purchase the shares of any shareholder who is an employee of the Company following the termination of such shareholder’s employment with the Company for any reason at a purchase price equal to the fair market value or original purchase price (plus accrued interest in certain circumstances) depending upon the reason for such termination, (iii) the Company has the option to purchase the shares of any shareholder who is an employee of the Company following certain transfer events, including such shareholders’ bankruptcy or a court-ordered transfer of such shareholder’s stock, (iv) if the Company fails to exercise its option to purchase as described in the immediately preceding clause (iii), the remaining shareholders have the option to purchase the applicable shares, (v) in the event an employee shareholder leaves the Company due to death, disability or hardship or, with respect to certain shares, is terminated by the Company without cause, such shareholder has a one-time option to require the Company to purchase such shareholder’s shares at the greater of fair value or the original purchase price, subject to certain approval by the Board of Directors, excluding effected employees, (vi) no transfer of shares may occur unless the transferee thereof agrees to be bound by the terms of the Shareholders Agreement and (vii) all share certificates must bear customary legends and all share transfers must be in compliance with applicable securities laws.

Additionally, the Company has the option to purchase shares held by employee stockholders (approximately 70,629 shares at December 29, 2004) upon their termination at a purchase price equal to either fair market value or the original purchase price (plus accrued interest in certain circumstances), depending on the reason for termination. Employee shareholders, or their estate, may require the Company to purchase their shares upon their death or disability and with respect to certain shares if they are terminated without cause, at the greater of fair value or the original purchase price, subject to certain approval by the Board of Directors.

(11)                            QUARTERLY RESULTS

QUARTERLY STATEMENT OF OPERATIONS (UNAUDITED)

BERTUCCI’S CORPORATION

(In thousands except share and per share data)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
	March 31,	June 30,	September 29,	December 29,	December 29,
	2004	2004	2004	2004	2004
	(Restated)*	(Restated)*	(Restated)*
Net sales	$49,426	$51,754	$49,260	$49,968	$200,408

Cost of sales and expenses:
Cost of sales	11,556	12,883	12,256	12,536	49,231
Operating expenses	29,627	33,469	29,509	29,451	122,056
General and administrative expenses	3,093	3,478	2,655	3,839	13,065
Deferred rent, depreciation, amortization and preopening expenses	3,309	3,261	3,379	3,267	13,216
Asset impairment charge	—	3,894	—	2,855	6,749
Total cost of sales and expenses	47,585	56,985	47,799	51,948	204,317

Income (loss) from operations	1,841	(5,231)	1,461	(1,980)	(3,909)
Other expense:
Interest expense, net	(2,638)	(2,661)	(2,664)	(2,650)	(10,613)
Other expense	(2,638)	(2,661)	(2,664)	(2,650)	(10,613)
Loss before income tax provision	(797)	(7,892)	(1,203)	(4,630)	(14,522)

Net loss	$(797)	$(7,892)	$(1,203)	$(4,630)	$(14,522)

Basic and diluted loss per share	$(0.27)	$(2.68)	$(0.41)	$(1.58)	$(4.93)

Weighted average shares outstanding - basic and diluted	2,958,436	2,945,040	2,944,337	2,928,740	2,943,841

*                 Quarterly financial information has been restated to reflect the correction of an error related to lease accounting, as discussed in Note 3.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
	April 2,	July 2,	October 1,	December 31,	December 31,
	2003	2003	2003	2003	2003
	(Previously Reported)	(Previously Reported)	(Previously Reported)	(Previously Reported)	(Previously Reported)

Net sales	$42,674	$47,587	$47,381	$48,530	$186,172

Cost of sales and expenses:
Cost of sales	9,461	11,019	11,402	11,662	43,544
Operating expenses	26,475	28,418	28,833	29,350	113,076
General and administrative expenses	3,179	2,856	2,554	2,731	11,320
Deferred rent, depreciation, amortization and preopening expenses	2,964	3,272	3,184	3,280	12,700
Asset impairment charge	—	—	4,682	—	4,682
Total cost of sales and expenses	42,079	45,565	50,655	47,023	185,322

Income (loss) from operations	595	2,022	(3,274)	1,507	850
Other (expense) income:
Gain on Brinker Sale	—	—	—	650	650
Interest expense, net	(2,398)	(2,498)	(2,615)	(2,590)	(10,101)
Other (expense) income	(2,398)	(2,498)	(2,615)	(1,940)	(9,451)
(Loss) income before income tax provision	(1,803)	(476)	(5,889)	(433)	(8,601)

Income tax benefit	—	—	—	—	—

Net (loss) income	$(1,803)	$(476)	$(5,889)	$(433)	$(8,601)

Basic and diluted (loss) income per share	$(0.61)	$(0.16)	$(1.99)	$(0.15)	$(2.90)

Weighted average shares outstanding - basic and diluted	2,978,955	2,976,166	2,963,674	2,963,371	2,970,403

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
	April 2,	July 2,	October 1,	December 31,	December 31,
	2003	2003	2003	2003	2003
	(Restated)*	(Restated)*	(Restated)*	(Restated)*	(Restated)*
Net sales	$42,674	$47,587	$47,381	$48,530	$186,172

Cost of sales and expenses:
Cost of sales	9,461	11,019	11,402	11,662	43,544
Operating expenses	26,471	28,407	28,821	29,337	113,036
General and administrative expenses	3,179	2,856	2,554	2,731	11,320
Deferred rent, depreciation, amortization and preopening expenses	3,340	3,774	3,707	3,294	14,115
Asset impairment charge	—	—	3,580	—	3,580
Total cost of sales and expenses	42,451	46,056	50,064	47,024	185,595

Income (loss) from operations	223	1,531	(2,683)	1,506	577
Other (expense) income:
Gain on Brinker Sale	—	—	—	650	650
Interest expense, net	(2,401)	(2,508)	(2,625)	(2,599)	(10,133)
Other expense	(2,401)	(2,508)	(2,625)	(1,949)	(9,483)
Loss before income tax provision	(2,178)	(977)	(5,308)	(443)	(8,906)

Net loss	$(2,178)	$(977)	$(5,308)	$(443)	$(8,906)

Basic and diluted loss per share	$(0.73)	$(0.33)	$(1.79)	$(0.15)	$(3.00)

Weighted average shares outstanding - basic and diluted	2,978,955	2,976,166	2,963,674	2,963,371	2,970,403

*                 Quarterly financial information has been restated to reflect the correction of an error related to lease accounting, as discussed in Note 3.

EXHIBIT LISTING AND INDEX

Exhibit No.	Description
2.1 (a)	Agreement and Plan of Merger, dated as of May 13, 1998 among Bertucci’s, Inc., NE Restaurant Company, Inc. (“NERCO”) and NERC Acquisition Corp.
3.1 (a)	Certificate of Incorporation of NERCO.
3.2 (a)	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 1, 1998.
3.3 (a)	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 20, 1998.
3.4 (a)	By-laws of NERCO.
3.25 (d)	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 16, 2001.
4.1 (a)	Indenture, dated July 20, 1998 between NERCO and United States Trust Company of New York (“U.S. Trust”) as Trustee (including the form of 10 ¾% Senior Note due July 15, 2008).
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

4.3 (a)	Purchase Agreement, dated July 13, 1998 by and among NERCO, Chase Securities Inc. and BancBoston Securities Inc.
4.4 (a)	Amendment No. 1 to the Purchase Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston Securities Inc. and the Guarantors
4.5 (a)	Exchange and Registration Rights Agreement, dated July 20, 1998 by and among NERCO, Chase Securities Inc. and BancBoston Securities Inc.
4.6 (a)	Amendment No. 1 to Exchange and Registration Rights Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston Securities Inc. and the Guarantors.
4.7 (a)	Form of Stockholders Agreement, dated as of December 31, 1993 between the stockholders of NERCO and NERCO.
4.8 (a)	Form of Stockholders Agreement, dated September 15, 1997 by and among certain stockholders of NERCO and NERCO.
4.9 (d)	Form of Stockholders Agreement, dated March 14, 2000 by and among certain stockholders of NERCO and NERCO.
10.1 (a)	1997 Equity Incentive Plan of NERCO, dated September 15, 1997 for certain key employees and directors of NERCO.*
10.21 (a)	Financial Advisory Services Agreement, dated July 21, 1998 by and between the Company and Jacobson Partners.
10.30 (b)	NERCO Savings and Investment Plan dated as of April 29, 1999
10.31 (b)	NE Restaurant Company, Inc. Executive Savings and Investment Plan dated September 2, 1999
10.32 (b)	Primary Distribution Agreement dated as of May 13, 1999 by and between Maines Paper & Food Service, Inc. and Bertucci’s Corporation
14.1 (e)	Code of Ethics for Senior Financial Officers.
21.1 (e)	Subsidiaries of Registrant.
31.1 (f)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Stephen V. Clark.
31.2 (f)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by David G. Lloyd.
99-1 (c)	Asset Purchase and Sales Agreement dated November 20, 2000 and fully executed on April 12, 2001.

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

(e)          Filed as an Exhibit, with the same Exhibit number to Registrant’s annual report on form 10-K filed with the Securities and Exchange Commission on March 28, 2004.

(f)            Filed herewith.

*                 Management compensation plan or arrangement.