Form 10-Q
period 2005-03-30
BERTUCCIS CORP
filed 2005-05-13
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Voluntarily Filed Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Quarterly Period Ended March 30, 2005

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

Yes   ☐   No   ☒

2,947,732 shares of the registrant’s Common Stock were outstanding on May 11, 2005.

BERTUCCI’S CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 30, 2005	December 29, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$9,848	$12,291
Restricted cash	2,178	2,403
Accounts receivable	1,046	1,334
Inventories	1,414	1,388
Prepaid expenses and other current assets	483	534
Total current assets	14,969	17,950

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	67,665	66,037
Furniture and equipment	43,887	43,248
	118,272	116,005
Less - accumulated depreciation and amortization	(54,521)	(51,517)
	63,751	64,488
Construction work in process	—	1,567
Net property and equipment	63,751	66,055

Goodwill	26,127	26,127
Deferred finance costs, net	2,688	2,862
Liquor licenses, net	2,400	2,414
Other assets	517	513
TOTAL ASSETS	$110,452	$115,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Promissory notes - current portion	$41	$40
Capital lease obligations - current portion	83	74
Accounts payable	6,726	7,819
Accrued expenses	13,498	16,457
Total current liabilities	20,348	24,390
Promissory notes, net of current portion	761	781
Capital lease obligations, net of current portion	6,073	6,102
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	1,975	2,002
Other long-term liabilities	8,610	8,368
Total liabilities	123,077	126,953
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,698,995 and 3,667,495 shares, respectively; Outstanding 2,946,982 and 2,915,482 shares, respectively	37	37
Less treasury shares, 752,013 at cost	(8,480)	(8,480)
Additional paid-in capital	29,190	29,046
Accumulated deficit	(33,372)	(31,635)
Total stockholders’ deficit	(12,625)	(11,032)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$110,452	$115,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended
	March 30, 2005	March 31, 2004
		(As Restated - See Note 3)
Net sales	$49,952	$49,426

Cost of sales and expenses:
Cost of sales	11,860	11,556
Operating expenses	30,454	29,627
General and administrative expenses	3,499	3,093
Depreciation, amortization, deferred rent and pre-opening expenses	3,226	3,309
Total cost of sales and expenses	49,039	47,585
Income from operations	913	1,841

Interest expense, net	(2,650)	(2,638)
Loss before income taxes	(1,737)	(797)

Income taxes	—	—

Net loss	$(1,737)	$(797)

Basic and diluted loss per share	$(0.59)	$(0.27)

Weighted average shares outstanding - basic and diluted	2,925,520	2,958,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock				Total
	Number of		Number of		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 29, 2004	3,667,495	$37	(752,013)	$(8,480)	$29,046	$(31,635)	$(11,032)
Issuance of common stock	31,500	—	—	—	144	—	144
Net loss	—	—	—	—	—	(1,737)	(1,737)

Balance March 30, 2005	3,698,995	$37	(752,013)	$(8,480)	$29,190	$(33,372)	$(12,625)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2005	March 31, 2004
		(As Restated - See Note 3)
Cash flows from operating activities
Net loss	$(1,737)	$(797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and deferred rent	3,193	3,285
Stock compensation expense	144	—
Changes in operating assets and liabilities
Inventories	(26)	(140)
Prepaid expenses, receivables and other	339	(863)
Other accrued expenses	(2,681)	(2,291)
Accounts payable	(1,093)	(1,162)
Tenant allowance received	—	356
Other operating assets and liabilities	(4)	(67)

Total adjustments	(128)	(882)

Net cash used in operating activities	(1,865)	(1,679)

Cash flows from investing activities
Additions to property and equipment	(764)	(1,791)

Net cash used in investing activities	(764)	(1,791)

Cash flows from financing activities
Decrease in restricted cash	225	—
Purchase of treasury shares	—	(62)
Payment on promissory note	(19)	(19)
Principal payments under capital lease obligations	(20)	(9)

Net cash provided by (used in) financing activities	186	(90)

Net decrease in cash and cash equivalents	(2,443)	(3,560)
Cash and cash equivalents, beginning of year	12,291	12,647
Cash and cash equivalents, end of period	$9,848	$9,087

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,822	$4,826
Cash paid for income taxes	$16	$18

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

Notes To Condensed Consolidated Financial Statements

March 30, 2005

(Unaudited)

1.  Basis of Presentation

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2004 (the "2004 Annual Report").  The operating results for the thirteen weeks ended March 30, 2005 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 28, 2005.

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

2.  Recent Accounting Pronouncements

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

3.  Restatement of Financial Statements

As disclosed in its 2004 Annual Report, in the first quarter of 2005 the Company initiated a review of its lease accounting, including leased liquor licenses, and leasehold depreciation practices. As a result, the Company corrected its accounting for leases and restated its historical financial statements and certain financial information to correct errors in lease accounting policies (the “Restatement”). The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows.  Also, the Company historically recognized rent on a straight-line basis over a lease term commencing with the initial occupancy date, or Company-operated retail store opening date.  In addition, the depreciable lives of certain leasehold improvements and other long-lived assets on those properties were not aligned with the non-cancelable lease term.

Following a review of its lease accounting treatment and relevant accounting literature, the Company determined it should:  (a) report tenant improvement allowances as deferred liabilities in the consolidated balance sheets and initiate the amortization of those liabilities at the relevant initial occupancy date;  (b) classify the change in the deferred liability related to the tenant allowances in the operating activities on the Condensed Consolidated Statements of Cash Flows; (c) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent; and (d) include option periods in the depreciable lives assigned to leased buildings and leasehold improvements and in the calculation of straight-line rent expense only in instances in the which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

While the Restatement did not have any impact on the Company’s previously reported net sales or compliance with any covenants under its debt instruments, the Company determined the correction of these errors required it to restate its financial statements for all periods prior to September 29, 2004. The following is a summary of the impact of the Restatement on the Company’s condensed consolidated statements of operations and cash flow for the thirteen weeks ended March 31, 2004 (in thousands, except per share data):

	As previously reported	As Restated
Operating expenses	$29,639	$29,627
Deferred rent, depreciation, amortization and pre-opening expenses	3,232	3,309
Income from operations	1,906	1,841
Interest expense, net	(2,629)	(2,638)
Net loss	(723)	(797)

Basic and diluted loss per share	$(0.24)	$(0.27)

Cash flows from operating activities	$(2,038)	$(1,679)
Cash flows from investing activities	(1,435)	(1,791)
Cash flows from financing activities	(87)	(90)

4.  Liquor Licenses

Transferable liquor licenses purchased are accounted for at the lower of cost or fair market value and are not amortized.  Annual renewal fees are expensed as incurred.  The carrying value of transferable liquor licenses was $2.0 million at each of March 30, 2005 and December 29, 2004. Non-transferable liquor licenses are amortized on a straight-line basis over the contractual life of the license.  Accumulated amortization at March 30, 2005 and December 29, 2004 for non-transferable liquor licenses was $154,000 and $140,000, respectively.  Amortization expense for the thirteen weeks ended March 30, 2005 was $14,000 and is expected to be $56,000 per year through fiscal 2010.

5.  Restaurant Closing Reserves

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

The closed restaurant reserve was calculated net of sublease income at 12 locations partially or fully subleased as of March 30, 2005.  The Company remains primarily liable for the remaining lease obligations should the sublessee default.  Total sublease income excluded from the reserve is approximately $6.9 million for subleases expiring at various dates through 2017.  There have been no defaults by sublessors to date.

Activity within the reserve was as follows (in thousands):

	Thirteen weeks ended
	March 30, 2005	March 31, 2004

Balance, beginning of the year	$659	$1,449
Payments charged against reserve	(157)	(184)
Balance, end of period	$502	$1,265
Current portion (included in accrued expenses)	$324	$615
Noncurrent portion	178	650
	$502	$1,265

6.  Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the periods ended March 30, 2005 and March 31, 2004 options representing 531,429 and 592,396 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

7.  Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Additionally, the Company is required to consider both negative and positive evidence in determining if a valuation allowance is required on a quarterly basis.  Management previously recorded a full valuation allowance for its deferred tax assets and continues to record an allowance quarterly for the tax benefits associated with the current period’s losses.

8.  Stock-Based Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net loss and loss per share on a pro forma basis. The Company’s stock-based compensation plan is described more fully in Note 10 of Notes to Consolidated Financial Statements in its 2004 Annual Report. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. With the exception of one modification to a grant during 2003, no stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Thirteen weeks ended
	March 30, 2005	March 31, 2004

Net loss, as reported	$(1,737)	$(797)
Add: Stock-based employee compensation expense included in reported net loss	144	—

Adjust: Net stock-based employee compensation expense determined under fair value based method for all awards	(191)	(96)

Pro forma net loss	$(1,784)	$(893)

Basic and diluted loss per share
As reported	$(0.59)	$(0.27)
Pro forma	$(0.61)	$(0.30)

During the quarter ended March 30, 2005, the Company awarded bonuses to two senior employees and certain officers and independent members of the Board of Directors consisting of an aggregate of 31,500 shares of Common Stock with a fair value of $4.56 per share. Accordingly, the grant of such shares resulted in a $144,000 compensation charge to the Company. The recipients of these awards acknowledged in writing the transfer of their shares is subject to the provisions of a Stockholders’ Agreement, which are summarized in "Security Ownership of Certain Beneficial Owners and Management - Shareholders Agreement" in the Company's 2004 Annual Report.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements of Bertucci’s Corporation (the “Company”), and the notes thereto included herein, as well as the Company’s 2004 Annual Report.

General

Bertucci’s Corporation, a Delaware corporation (the “Company”), is the owner and operator of a chain of full-service casual dining, Italian-style restaurants under the names Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®. As of March 30, 2005, the Company operated 92 restaurants located primarily in the northeastern United States.

In July 1998, the Company completed its acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”).  The Company financed the Acquisition primarily through the issuance of $100 million of 10 ¾ % senior notes due 2008 (the “Senior Notes”).  The Senior Notes are still outstanding as to $85.3 million in principal.

Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Consolidated Financial Statements discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s condensed consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA

(Percentage of Net Sales)

	Thirteen weeks ended
	March 30, 2005	March 31, 2004

Net sales	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	23.7%	23.4%
Operating expenses	61.0%	59.9%
General and administrative expenses	7.0%	6.3%
Depreciation, amortization, deferred rent, and pre-opening expenses	6.5%	6.7%
Total cost of sales and expenses	98.2%	96.3%

Income from operations	1.8%	3.7%
Interest expense, net	(5.3)%	(5.3)%
Loss before income taxes	(3.5)%	(1.6)%

Income taxes	—	—
Net loss	(3.5)%	(1.6)%

Restaurant Operating Data:
Increase in comparable restaurant sales (a)	(1.6)%	4.9%
Number of restaurants:
Restaurants open, beginning of period	91	89
Restaurants opened	1	1
Total restaurants open, end of period	92	90

(a)    The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year at the beginning of the fiscal year.

Thirteen Weeks Ended March 30, 2005 Compared to Thirteen Weeks Ended March 31, 2004

Net Sales.  Total net sales increased by $600,000, or 1.2%, to $50.0 million during the first quarter of 2005 from $49.4 million during the first quarter of 2004.  The increase was primarily due to 32 incremental restaurant weeks from three restaurants opened since January 2004 offset by a 1.6% decrease in the 89 comparable restaurants’ sales. Comparable Bertucci’s restaurant dine-in guest counts decreased 1.9% for the first quarter of 2005 as compared to the first quarter of 2004.  Bertucci’s comparable restaurant dine-in sales decreased 2.5% and comparable carry-out and delivery sales increased 1.5% for the quarter as compared to the first quarter of 2004.  The Company believes comparable sales were down primarily due to the aforementioned guest count decreases while an anticipated menu mix shift to lower priced items also contributed to the decrease.  For the 89 comparable restaurants, average weekly sales were approximately $42,000 for the first quarter of 2005 compared to approximately $42,600 per week for the first quarter of 2004.

Cost of Sales.   Cost of sales increased by approximately $300,000, or 2.6%, to $11.9 million during the first quarter of 2005 from $11.6 million during the first quarter 2004.  Expressed as a percentage of net sales, overall cost of sales increased to 23.7% during the first quarter of 2005 from 23.4% during the first quarter of 2004.  Of this $300,000 increase approximately $125,000 resulted from the increase in net sales, and approximately $175,000 can be attributed to increases in certain ingredient costs, such as chicken, tomatoes, flour and bacon.

Operating Expenses.  Operating expenses increased by $900,000 or 3.0%, to $30.5 million during the first quarter of 2005 from $29.6 million during the first quarter of 2004.  Expressed as a percentage of net sales, operating expenses increased to 61.0% in the first quarter of 2005 from 59.9% during the first quarter of 2004.  The dollar increase was primarily due to the opening and operation of the three non-comparable restaurants.

General and Administrative Expenses.  General and administrative expenses increased by approximately $400,000, or 12.9%, to $3.5 million during the first quarter of 2005 from $3.1 million during the first quarter of 2004.  Expressed as a percentage of net sales, general and administrative expenses increased to 7.0% in the first quarter of 2005 from 6.3% in the first quarter of 2004.  The dollar increase over the prior year period is primarily attributable to: (a) stock compensation expense relating to the award of 31,500 shares of common stock to key members of management and independent members of the Board of Directors; and (b) bonus expense accruals as year-to-date results are currently exceeding targeted levels under the Company’s bonus plan.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $100,000, or 3.0%, to $3.2 million during the first quarter of 2005 from $3.3 million during the first quarter of 2004.  The decrease is primarily due to reduced deferred rent. Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 6.5% in the first quarter of 2005 from 6.7% during the first quarter of 2004.

Interest Expense, net.   Net interest expense was essentially flat in the first quarter of 2005 compared to the first quarter of 2004.

Income Taxes.  The Company has an historical trend of recurring pre-tax losses.  The Company previously recorded a full valuation allowance for its net deferred tax asset.  The Company also provided a full valuation allowance relating to the tax benefits generated since 2003 (primarily from its operating losses).  As of December 29, 2004, the Company had net operating losses and tax credit carry forwards totaling $7.8 million.

Liquidity and Capital Resources

The Company has historically met its capital expenditures and working capital needs through a combination of operating cash flow and bank and mortgage borrowings, the sale of the Senior Notes, the sale of Common Stock, and, in fiscal 2003, two sale leaseback transactions. Future capital and working capital needs are expected to be funded from net cash flows provided by operating cash flow and cash on hand.

Net cash flows used in operating activities were $1.9 million for the first quarter of 2005, approximately $200,000 more than the $1.7 million used during the first quarter of 2004.  As of March 30, 2005, the Company had cash and cash equivalents of $9.8 million.

The Company’s capital additions were $764,000 during the first quarter of 2005 compared to $1.8 million for the comparable prior year period.  The capital expenditures were primarily comprised of $367,000 for a new restaurant which opened in the first quarter of 2005 and $397,000 for remodeling and maintenance capital.  The Company anticipates capital expenditures for the remainder of 2005 will be approximately $4.3 million.

As of March 30, 2005, the Company had $92.2 million in consolidated indebtedness, $85.3 million pursuant to the Senior Notes, $6.1 million of capital lease obligations, and $0.8 million of promissory notes.  The Senior Notes contain no financial covenants and the Company is in compliance with all non-financial covenants as of May 11, 2005.  The Senior Notes bear interest at the rate of 10 ¾% per annum, payable semi-annually on January 15 and July 15.  The Senior Notes are due in full on July 15, 2008.

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

The Company is operating without a line of credit and is funding all of its capital expenditures, debt reductions and operating needs out of cash flows from operations and cash on hand.

The Company has established a $4.0 million (maximum) letter of credit facility (expiring in December 2005) as collateral with third party administrators for self insurance reserves.  As of March 30, 2005, this facility is collateralized with $2.2 million of cash restricted from general use.  Letters of credit totaling $2.2 million were outstanding on March 30, 2005.

The Company believes the cash flow generated from its operations and cash on hand should be sufficient to fund its debt service requirements, lease obligations, expected capital expenditures and other operating expenses through 2005.  Beyond 2005 and up to the 2008 maturity of its Senior Notes, the Company expects to be able to service its debt, but the lack of short term borrowing availability may impede growth. The Company is evaluating various refinancing alternatives for its Senior Notes upon their maturity in 2008.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

There have been no material changes to the Company's contractual obligations and commitments from those disclosed in the Company's 2004 Annual Report.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, estimates are evaluated, including those related to the impairment of long-lived assets, self-insurance, and closed restaurants reserve. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these and other factors may affect the Company's business, see the "Forward-Looking Statements" above and other factors included in the Company's other filings with the Securities and Exchange Commission.

The Company's critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  The Company believes its critical accounting policies relate to the impairment of long-lived assets, income tax valuation allowances, self-insurance and closed restaurant reserves. For a more detailed discussion of the Company’s critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" contained in the Company's 2004 Annual Report.  There have been no material changes to the Company's critical accounting policies and estimates from those disclosed in the 2004 Annual Report.

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

Item 4. CONTROLS AND PROCEDURES

a) Disclosure Control and Procedures.  The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2005.

b) Changes in Internal Controls Over Financial Reporting.  In connection with preparation of the Company’s 2004 Annual Report, and in light of the restatement of all financial statements for all periods prior to September 29, 2004 discussed in Note 3 of Notes to Consolidated Financial Statements included in the 2004 Annual Report, the Company concluded a material weakness existed in the Company’s internal control over financial reporting as it related to it lease accounting and lease depreciation practices.  In March 2005, a review of lease accounting practices was completed and additional controls over lease accounting and lease depreciation practices were implemented.  There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings from time to time incidental to the conduct of its business.  In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2005, the Company issued an aggregate of 31,500 shares of its Common Stock as bonuses to two senior employees and several of its officers and independent directors.  Each share of Common Stock was valued at $4.56.  The Company recorded a $144,000 compensation charge in connection with the grant of these shares. In addition, the Company issued 750 shares of Common Stock to an officer as a bonus in the second quarter of 2005. Each grantee acknowledged in writing the transfer of his or her shares is subject to the provisions of a Stockholder Agreement discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements.  If the grants of such shares are characterized as sales under Section 5 of the Securities Act of 1933, as amended (the “Act”), then the Company believes the grants were exempt from registration under the Act pursuant to the exemption provided by Section 4(2) of the Act.  No commissions were paid to any underwriter in connection with the issuance of these shares.

The grants were issued as follows:

On March 1, 2005, the Company issued 2,000 shares of Common Stock to each of the three independent directors of the Company (6,000 total shares).

On March 1, 2005, the Company issued a total of 25,500 shares of Common Stock to two senior employees and certain officers (nine individuals).

On April 5, 2005, the Company issued 750 shares of Common Stock to an officer.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

As described in Part II, Item 2 above, the Company issued an aggregate of: (1) 31,500 shares of unregistered Common Stock on March 1, 2005; and (2) 750 shares of unregistered Common Stock on April 5, 2005.

Item 6.  EXHIBITS

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

BERTUCCI’S CORPORATION
(Registrant)

Date: May 11, 2005	By:	/s/ Stephen V. Clark
Chief Executive Officer and Director

Date: May 11, 2005	By:	/s/ David G. Lloyd
Chief Financial Officer