Form 10-Q
period 2005-06-29
BERTUCCIS CORP
filed 2005-08-12
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Voluntarily Filed Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Quarterly Period Ended June 29, 2005

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

Yes   ☐   No   ☒

2,950,732 shares of the registrant’s Common Stock were outstanding on August 11, 2005.

BERTUCCI’S CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 29, 2005	December 29, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$14,520	$12,291
Restricted cash	2,189	2,403
Accounts receivable	1,100	1,334
Inventories	1,465	1,388
Prepaid expenses and other current assets	472	534
Total current assets	19,746	17,950

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	67,351	66,037
Furniture and equipment	44,423	43,248
	118,494	116,005
Less - accumulated depreciation and amortization	(57,671)	(51,517)
	60,823	64,488
Construction work in process	—	1,567
Net property and equipment	60,823	66,055

Goodwill	26,127	26,127
Deferred finance costs, net	2,514	2,862
Liquor licenses, net	2,386	2,414
Other assets	572	513
TOTAL ASSETS	$112,168	$115,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Promissory notes - current portion	$41	$40
Capital lease obligations - current portion	83	74
Accounts payable	7,344	7,819
Accrued expenses	15,723	16,457
Total current liabilities	23,191	24,390
Promissory notes, net of current portion	761	781
Capital lease obligations, net of current portion	6,051	6,102
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	1,947	2,002
Other long-term liabilities	8,583	8,368
Total liabilities	125,843	126,953
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,699,745 and 3,667,495 shares, respectively; Outstanding 2,947,732 and 2,915,482 shares, respectively	37	37
Less treasury shares, 752,013 at cost	(8,480)	(8,480)
Additional paid-in capital	29,192	29,046
Accumulated deficit	(34,424)	(31,635)
Total stockholders’ deficit	(13,675)	(11,032)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$112,168	$115,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2005	June 30, 2004	June 29, 2005	June 30, 2004
		(As Restated - See Note 3)		(As Restated - See Note 3)
Net sales	$52,580	$51,754	$102,532	$101,180

Cost of sales and expenses:
Cost of sales	12,322	12,883	24,182	24,439
Operating expenses	31,391	33,469	61,845	63,096
General and administrative expenses	3,283	3,478	6,782	6,571
Asset impairment charge	907	3,894	907	3,894
Depreciation, amortization, deferred rent and pre-opening expenses	3,108	3,261	6,334	6,570
Total cost of sales and expenses	51,011	56,985	100,050	104,570
Income (loss) from operations	1,569	(5,231)	2,482	(3,390)
Other income (expense):
Interest expense, net	(2,621)	(2,661)	(5,271)	(5,299)
Loss before income taxes	(1,052)	(7,892)	(2,789)	(8,689)

Income taxes	—	—	—	—

Net loss	$(1,052)	$(7,892)	$(2,789)	$(8,689)

Basic and diluted loss per share	$(0.36)	$(2.68)	$(0.95)	$(2.94)

Weighted-average shares outstanding - basic and diluted	2,947,691	2,945,040	2,936,626	2,951,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 29, 2005	June 30, 2004
		(As Restated - See Note 3)
Cash flows from operating activities
Net loss	$(2,789)	$(8,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and deferred rent	6,497	6,685
Asset impairment charge	907	3,894
Stock compensation expense	146	—
Changes in operating assets and liabilities
Inventories	(77)	(156)
Prepaid expenses, receivables and other	546	(31)
Other accrued expenses	(728)	(549)
Accounts payable	(475)	600
Tenant allowance received	—	356
Other operating assets and liabilities	(59)	(11)

Total adjustments	6,757	10,798

Net cash provided by operating activities	3,968	2,099

Cash flows from investing activities
Additions to property and equipment	(1,892)	(3,786)
Decrease in restricted cash	214	—

Net cash used in investing activities	(1,678)	(3,786)

Cash flows from financing activities
Purchase of treasury shares	—	(133)
Sale of common stock from exercise of options	—	10
Payment on promissory note	(19)	(19)
Principal payments under capital lease obligations	(42)	(20)

Net cash used in financing activities	(61)	(162)

Net increase (decrease) in cash and cash equivalents	2,229	(1,849)
Cash and cash equivalents, beginning of year	12,291	12,647
Cash and cash equivalents, end of period	$14,520	$10,798

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,052	$5,042
Cash paid for income taxes	$84	$354

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

Notes To Condensed Consolidated Financial Statements

June 29, 2005

(Unaudited)

1.  Basis of Presentation

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2004 (the “2004 Annual Report”).  The operating results for the twenty-six weeks ended June 29, 2005 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 28, 2005.

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

The Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended June 29, 2005 reflects a change in the classification of changes in restricted cash balances to present such changes as an investing activity. Such changes were previously presented as a financing activity.

2.  Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”).  The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after June 29, 2005.  The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections–A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable.  SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change of estimate affected by a change in accounting principle.  SFAS No. 154 also carries forward without change the guidance in Accounting Principals Board (“APB”) Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements.  The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”).  This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.   SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).  SFAS No. 123R is effective for the first annual reporting period that begins after December 15, 2005.  The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

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

While the Restatement did not have any impact on the Company’s previously reported net sales or compliance with any covenants under its debt instruments, the Company determined the correction of these errors required it to restate its financial statements for all periods prior to September 29, 2004. The following is a summary of the impact of the Restatement on the Company’s condensed consolidated statements of operations and cash flow for the thirteen and twenty-six weeks ended June 30, 2004 (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	As previously reported	As Restated	As previously reported	As Restated
Operating expenses	$33,480	$33,469	$63,119	$63,096
Deferred rent, depreciation, amortization and pre-opening expenses	3,112	3,261	6,345	6,571
Asset impairment charge	3,338	3,894	3,338	3,894
Loss from operations	(4,537)	(5,231)	(2,632)	(3,390)
Interest expense, net	(2,652)	(2,661)	(5,280)	(5,299)
Net loss	(7,189)	(7,892)	(7,912)	(8,689)

Basic and diluted loss per share	$(2.44)	$(2.68)	$(2.68)	$(2.94)

Cash flows from operating activities			$1,738	$2,110
Cash flows from investing activities			(3,430)	(3,787)
Cash flows from financing activities			(157)	(172)

4.  Liquor Licenses

Transferable liquor licenses purchased are accounted for at the lower of cost or fair market value and are not amortized.  Annual renewal fees are expensed as incurred.  The carrying value of transferable liquor licenses was $2.0 million at each of June 29, 2005 and December 29, 2004. Non-transferable liquor licenses are amortized on a straight-line basis over the contractual life of the license.  Accumulated amortization at June 29, 2005 and December 29, 2004 for non-transferable liquor licenses was $168,000 and $140,000, respectively.  Amortization expense for the twenty-six weeks ended June 29, 2005 was $28,000 and is expected to be $56,000 per year through fiscal 2010.

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

The closed restaurant reserve was calculated net of sublease income at ten locations partially or fully subleased as of June 29, 2005.  The Company remains primarily liable for the remaining lease obligations should the sublessee default.  Total sublease income excluded from the reserve is approximately $6.7 million for subleases expiring at various dates through 2017.  There have been no defaults by sublessors to date.

Activity within the reserve was as follows (in thousands):

	Twenty-six weeks ended
	June 29, 2005	June 30, 2004

Balance, beginning of the year	$659	$1,449
Payments charged against reserve	(225)	(328)
Balance, end of period	$434	$1,121

Current portion (included in accrued expenses)	$252	$615
Noncurrent portion	182	506
	$434	$1,121

6.  Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the periods ended June 29, 2005 and June 30, 2004 options representing 534,179 and 560,146 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2005	June 30, 2004	June 29, 2005	June 30, 2004

Net loss, as reported	$(1,052)	$(7,892)	$(2,789)	$(8,689)
Add: Stock-based employee compensation expense included in reported net loss	2	—	146	—

Adjust: Net stock-based employee compensation income (expense) determined under fair value based method for all awards	65	(78)	(126)	(156)

Pro forma net loss	$(985)	$(7,970)	$(2,769)	$(8,845)

Basic and diluted loss per share
As reported	$(0.36)	$(2.68)	$(0.95)	$(2.94)
Pro forma	$(0.33)	$(2.71)	$(0.94)	$(3.00)

During the first two quarters of 2005, the Company awarded bonuses to two senior employees and certain officers and independent members of the Board of Directors consisting of an aggregate of 32,250 shares of Common Stock with an average fair value of $4.53 per share. Accordingly, the grant of such shares resulted in a $146,000 compensation charge to the Company.

The net stock-based employee compensation expense determined under the fair value based method for the current periods includes income resulting from the forfeitures of non-vested options.

9.  Asset Impairment Charge

The Company’s long-lived assets consist primarily of goodwill, other intangible assets, and leasehold improvements related to its restaurant operations. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires management to test the recoverability of long-lived assets (excluding goodwill) by comparing estimated undiscounted future operating cash flows expected to be generated from these assets to the carrying amounts of the assets whenever events or changes in circumstances indicate the carrying value may not be recoverable.  If cash flows are not sufficient to recover the carrying amount of the assets, impairment has occurred and the assets are written down to fair value.  Significant estimates and assumptions regarding future sales, cost trends, productivity and market maturity are required to be made by management in order to test for impairment under this standard.

During the second quarter of 2005, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at four restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the four restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $0.9 million.  The Company recorded an impairment charge during the quarter to reflect the write down of the affected assets to fair value.

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

General

Bertucci’s Corporation, a Delaware corporation (the “Company”), is the owner and operator of a chain of full-service casual dining, Italian-style restaurants under the names Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®. As of June 29, 2005, the Company operated 92 restaurants located primarily in the northeastern United States.

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

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s condensed consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA

(Percentage of Net Sales)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2005	June 30, 2004	June 29, 2005	June 30, 2004

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	23.4%	24.9%	23.6%	24.2%
Operating expenses	59.8%	64.7%	60.3%	62.4%
General and administrative expenses	6.2%	6.7%	6.6%	6.5%
Asset impairment charge	1.7%	7.5%	0.9%	3.8%
Depreciation, amortization, deferred rent, and pre-opening expenses	5.9%	6.3%	6.2%	6.5%
Total cost of sales and expenses	97.0%	110.1%	97.6%	103.4%

Income from operations	3.0%	(10.1)%	2.4%	(3.4)%
Interest expense, net	(5.0)%	(5.1)%	(5.1)%	(5.2)%
Loss before income taxes	(2.0)%	(15.2)%	(2.7)%	(8.6)%

Income taxes	—	—	—	—

Net loss	(2.0)%	(15.2)%	(2.7)%	(8.6)%

Restaurant Operating Data:
Increase in comparable restaurant sales (a)	(0.7)%	1.0%	(1.1)%	2.9%
Number of restaurants:
Restaurants open, beginning of period	92	90	91	89
Restaurants opened	—	—	1	1
Total restaurants open, end of period	92	90	92	89

(a)  The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year at the beginning of the fiscal year.

Thirteen Weeks Ended June 29, 2005 Compared to Thirteen Weeks Ended June 30, 2004

Net Sales.  Total net sales increased by approximately $800,000, or 1.5%, to $52.6 million during the second quarter of 2005 from $51.8 million during the second quarter of 2004.  The increase was primarily due to 26 incremental restaurant weeks from three restaurants opened since January 2004 offset by a 0.7% decrease in the 89 comparable restaurants’ sales. Comparable Bertucci’s restaurant dine-in guest counts decreased 0.8% for the second quarter of 2005 as compared to the second quarter of 2004.  Bertucci’s comparable restaurant dine-in sales decreased 1.1% and comparable carry-out and delivery sales increased 1.0% for the quarter as compared to the second quarter of 2004.  The Company believes comparable sales were down primarily due to the aforementioned guest count decreases while an anticipated menu mix shift to lower priced items also contributed to the decrease.  For the 89 comparable restaurants, average weekly sales were approximately $44,100 for the second quarter of 2005 compared to approximately $44,400 per week for the second quarter of 2004.

Cost of Sales.   Cost of sales decreased by approximately $600,000, or 4.7%, to $12.3 million during the second quarter of 2005 from $12.9 million during the second quarter 2004.  Expressed as a percentage of net sales, overall cost of sales decreased to 23.4% during the second quarter of 2005 from 24.9% during the second quarter of 2004.  Of this 1.5% decrease, approximately 0.7% is attributed to a menu mix shift generally to lower priced, lower cost items, approximately 0.5% was due to decreases in certain ingredient costs, and approximately 0.3% from improved restaurant cost controls.

Operating Expenses.  Operating expenses decreased by approximately $2.1 million or 6.3%, to $31.4 million during the second quarter of 2005 from $33.5 million during the second quarter of 2004.  Expressed as a percentage of net sales, operating expenses decreased to 59.8% in the second quarter of 2005 from 64.7% during the second quarter of 2004.  The dollar decrease was primarily due to the timing of marketing expenditures, $2.7 million less than the prior year.

General and Administrative Expenses.  General and administrative expenses decreased by approximately $200,000, or 5.7%, to $3.3 million during the second quarter of 2005 from $3.5 million during the second quarter of 2004.  Expressed as a percentage of net sales, general and administrative expenses decreased to 6.2% in the second quarter of 2005 from 6.7% in the second quarter of 2004.  The dollar decrease over the prior year period is primarily attributable to lower professional fees and travel expenses, partially offset by bonus expense accruals as year-to-date cash flow results are currently exceeding targeted levels under the Company’s bonus plan.

Asset Impairment Charge.  As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, the Company recorded a charge of approximately $0.9 million in the second quarter 2005 to recognize the estimated impairment of depreciable long-lived assets in four restaurants.

During the second quarter of 2005, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at four restaurant locations. The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the four restaurants. The carrying amount of the assets exceeded the fair value of the assets by approximately $0.9 million. The Company recorded an impairment charge during the quarter to reflect the write down of the affected assets to fair value.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $200,000, or 6.1%, to $3.1 million during the second quarter of 2005 from $3.3 million during the second quarter of 2004.  The decrease is primarily due to reduced deferred rent and pre-opening expenses (fewer restaurant openings). Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 5.9% in the second quarter of 2005 from 6.3% during the second quarter of 2004.

Interest Expense, net.   Net interest expense was essentially flat in the second quarter of 2005 compared to the second quarter of 2004.

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

Twenty-Six Weeks Ended June 29, 2005 Compared to Twenty-Six Weeks Ended June 30, 2004

Net Sales.  Total net sales increased by approximately $1.3 million, or 1.3%, to $102.5 million during the first two quarters of 2005 from $101.2 million during the first two quarters of 2004.  The increase was primarily due to 58 incremental restaurant weeks from three restaurants opened since January 2004 offset by a 1.1% decrease in the 89 comparable restaurants’ sales. Comparable Bertucci’s restaurant dine-in guest counts decreased 1.3% for the first two quarters of 2005 as compared to the first two quarters of 2004.  Bertucci’s comparable restaurant dine-in sales decreased 1.8% and comparable carry-out and delivery sales increased 1.3% for the quarter as compared to the first two quarters of 2004.  The Company believes comparable sales were down primarily due to the aforementioned guest count decreases while an anticipated menu mix shift to lower priced items also contributed to the decrease.  For the 89 comparable restaurants, average weekly sales were approximately $43,000 for the first two quarters of 2005 compared to approximately $43,500 per week for the first two quarters of 2004.

Cost of Sales.   Cost of sales decreased by approximately $200,000, or 0.8%, to $24.2 million during the first two quarters of 2005 from $24.4 million during the first two quarters 2004.  Expressed as a percentage of net sales, overall cost of sales decreased to 23.6% during the first two quarters of 2005 from 24.2% during the first two quarters of 2004.  Of this 0.6% decrease, approximately 0.6% is attributed to a menu mix shift generally to lower priced, lower cost items, approximately 0.2% from improved restaurant cost controls, partially offset by an approximate 0.2% net increase in certain ingredient costs.

Operating Expenses.  Operating expenses decreased by $1.3 million or 2.1%, to $61.8 million during the first two quarters of 2005 from $63.1 million during the first two quarters of 2004.  Expressed as a percentage of net sales, operating expenses decreased to 60.3% in the first two quarters of 2005 from 62.4% during the first two quarters of 2004.  The dollar decrease was primarily due to the timing of marketing expenditures ($2.6 million less than the prior year), offset by the operation of three non-comparable restaurants.

General and Administrative Expenses.  General and administrative expenses increased by approximately $200,000, or 3.0%, to $6.8 million during the first two quarters of 2005 from $6.6 million during the first two quarters of 2004.  Expressed as a percentage of net sales, general and administrative expenses increased to 6.6% in the first two quarters of 2005 from 6.5% in the first two quarters of 2004. The dollar increase over the prior year period is primarily attributable to: (a) bonus expense accruals as year-to-date cash flow results are currently exceeding targeted levels under the Company’s bonus plan; and (b) stock compensation expense relating to the award of 32,250 shares of common stock to key members of management and independent members of the Board of Directors, both partially offset by reduced professional fees and travel expenses.

Asset Impairment Charge.  As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, the Company recorded a charge of approximately $0.9 million in the second quarter 2005 to recognize the estimated impairment of depreciable long-lived assets in four restaurants.

During the second quarter of 2005, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at four restaurant locations. The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the four restaurants. The carrying amount of the assets exceeded the fair value of the assets by approximately $0.9 million. The Company recorded an impairment charge during the quarter to reflect the write down of the affected assets to fair value.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $300,000, or 4.5%, to $6.3 million during the first two quarters of 2005 from $6.6 million during the first two quarters of 2004.  The decrease is primarily due to reduced deferred rent as the majority of restaurant leases are past the half-way point of their primary terms (and renewal periods where properly includable). Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 6.2% in the first two quarters of 2005 from 6.5% during the first two quarters of 2004.

Interest Expense, net.   Net interest expense was essentially flat in the first two quarters of 2005 compared to the first two quarters of 2004.

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

Net cash flows provided by operating activities were approximately $4.0 million for the first two quarters of 2005, approximately $1.9 million more than the approximate $2.1 million provided during the first two quarters of 2004.  As of June 29, 2005, the Company had cash and cash equivalents of $14.5 million.

The Company’s capital additions were approximately $1.9 million during the first two quarters of 2005 compared to approximately $3.8 million for the comparable prior year period.  The capital expenditures were primarily comprised of $417,000 for a new restaurant which opened in the first quarter of 2005 and $1.5 million for remodeling and maintenance capital.  The Company anticipates capital expenditures for the remainder of 2005 will be approximately $3.1 million.

As of June 29, 2005, the Company had $92.2 million in consolidated indebtedness, $85.3 million pursuant to the Senior Notes, $6.1 million of capital lease obligations, and $0.8 million of promissory notes.  The Senior Notes contain no financial covenants and the Company is in compliance with all non-financial covenants as of August 12, 2005.  The Senior Notes bear interest at the rate of 10 ¾% per annum, payable semi-annually on January 15 and July 15.  The Senior Notes are due in full on July 15, 2008.

Through July 15, 2006, the Company may, at its option, redeem any or all of the Senior Notes at face value, plus a declining premium, which is 1.79% through July 15, 2006.  After July 15, 2006, the Senior Notes may be redeemed at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101% of face value.

The Company is operating without a line of credit and is funding all of its capital expenditures, debt reductions and operating needs out of cash flows from operations and cash on hand.

The Company has established a $4.0 million (maximum) letter of credit facility (expiring in December 2005) as collateral with third party administrators for self insurance reserves.  As of June 29, 2005, this facility is collateralized with $2.2 million of cash restricted from general use.  Letters of credit totaling $2.2 million were outstanding on June 29, 2005.

The Company believes the cash flow generated from its operations and cash on hand should be sufficient to fund its debt service requirements, lease obligations, expected capital expenditures and other operating expenses for the next twelve months. Until the 2008 maturity of its Senior Notes, the Company expects to be able to service its debt, but the lack of short term borrowing availability may impede growth. The Company is evaluating various refinancing alternatives for its Senior Notes upon their maturity in 2008.

The Company’s future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.  Significant liquidity demands will arise from debt service on the Senior Notes.

There have been no material changes to the Company’s contractual obligations and commitments from those disclosed in the Company’s 2004 Annual Report.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, estimates are evaluated, including those related to the impairment of long-lived assets, self-insurance, and closed restaurant reserves. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these and other factors may affect the Company’s business, see the “Forward-Looking Statements” above and other factors included in the Company’s other filings with the Securities and Exchange Commission.

The Company’s critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  The Company believes its critical accounting policies relate to the impairment of long-lived assets, income tax valuation allowances, self-insurance and closed restaurant reserves. For a more detailed discussion of the Company’s critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in the Company’s 2004 Annual Report.  There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2004 Annual Report.

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

As of June 29, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2005.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2005, the Company issued 750 shares of Common Stock to an officer as a bonus.  The Company recorded a compensation charge of $2,730 in connection with the grant of these shares.  In addition, the Company issued 3,000 shares to an officer as a bonus in the third quarter of 2005.  Each grantee acknowledged in writing the transfer of their shares is subject to the provisions of a Stockholders’ Agreement, which are summarized in “Security Ownership of Certain Beneficial Owners and Management - Shareholders Agreement” in the Company’s 2004 Annual Report.  If the grants of such shares are characterized as sales under Section 5 of the Securities Act of 1933, as amended (the “Act”), then the Company believes the grants were exempt from registration under the Act pursuant to the exemption provided by Section 4(2) of the Act.  No commissions were paid to any underwriter in connection with the issuance of these shares.

The grants were issued as follows:

On April 5, 2005, the Company issued 750 shares of Common Stock to an officer.

On July 20, 2005, the Company issued 3,000 shares of Common Stock to an officer.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

Effective August 10, 2005, the Company’s Chief Executive Officer, Stephen V. Clark, [age 52], was named Vice Chairman of the Board of Directors of the Company. Mr. Clark served as the Company’s Chief Executive Officer and President of the Company from August 2004 until August 10, 2005 at which time Mr. Clark resigned as President of the Company; although he remains the Company’s Chief Executive Officer. Mr. Clark has served as a director of the Company since April 2002. Mr. Clark was the President and Chief Executive Officer of Taco Bueno, a quick service Mexican restaurant chain of over 130 stores (“Taco Bueno”), from June 2001 through August 10, 2005. He previously served as Taco Cabana Inc.’s Chief Executive Officer from November 1996 through June 2001 and was previously the President, Chief Operating Officer, and a Director at Taco Cabana from April 1995 through November 1996.  Prior to that, Mr. Clark held various positions with Church’s Chicken, a division of America’s Favorite Chicken, over seventeen years, the last having been Senior Vice President and Concept General Manager.

Effective August 10, 2005, David G. Lloyd, [age 42], was named President of the Company. Mr. Lloyd served the  Company as Vice President and Chief Financial Officer since November 2004 and remains the Company’s Chief Financial Officer. Mr. Lloyd was the Chief Financial Officer of Taco Bueno, from June 2001 through August 10, 2005. He previously served as Taco Cabana Inc.’s Chief Financial Officer from November 1994 through June 2001. Prior to that, Mr. Lloyd, a Certified Public Accountant, was with Deloitte & Touche LLP from 1985 through 1994.

Taco Bueno was previously indirectly controlled by Benjamin R. Jacobson, Chairman of the Board of Directors and Treasurer of the Company.  While Messrs. Clark and Lloyd held positions at both the Company and Taco Bueno, no agreement existed between the two entities as to the allocation of services by Mr. Clark or Mr. Lloyd, although effective December 30, 2004 compensation arrangements for these individuals were agreed to be borne equally by both companies. After August 10, 2005, Messrs. Jacobson, Clark, and Clark have no financial interests in, or management commitments to, Taco Bueno and hold the positions detailed above for only the Company.

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

BERTUCCI’S CORPORATION
(Registrant)

Date: August 12, 2005	By:	/s/ Stephen V. Clark
Chief Executive Officer and Director

Date: August 12, 2005	By:	/s/ David G. Lloyd
Chief Financial Officer