Form 10-K/A
period 2004-12-29
BERTUCCIS CORP
filed 2006-01-19
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

None

Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐             No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐             No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

Documents Incorporated By Reference	None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (this “Form 10-K/A”) is being filed to amend Items 6, 7, 8, 9A and 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2004, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2005 (the “Original 2004 10-K”).

Initial Restatement

As previously disclosed in the Original 2004 10-K, subsequent to the issuance of its financial statements for the year ended December 31, 2003, as a result of views expressed in a letter issued February 7, 2005 by the office of the Chief Accountant of the SEC to the AICPA regarding certain operating lease-related accounting issues, the Company reviewed its lease accounting, including leased liquor licenses and leasehold depreciation practices.  As a result, in the Original 2004 10-K the Company corrected its accounting for leases and restated its historical financial statements and certain financial information for corrected periods to correct errors in lease accounting policies (the “Initial Restatement”). The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows.  Also, the Company historically recognized rent on a straight-line basis over a lease term commencing with the initial occupancy date, or Company-operated restaurant opening date.  In addition, the depreciable lives of certain leasehold improvements and other long-lived assets on those properties were not aligned with the non-cancelable lease term.

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

The Initial Restatement did not have any impact on the Company’s previously reported net sales or compliance with any covenant under its debt instruments. The cumulative effect of the accounting correction reported in the April 2005 Initial Restatement resulted in a decrease in accumulated deficit of $285,000 as of the beginning of fiscal 2002.

Current Restatement

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2005, the Company discovered errors in its detailed property and equipment records adjusted during the Initial Restatement.  Management then conducted an investigation into the extent and magnitude of these errors, which involved the calculation of depreciation expense on multiple property records and the related impact on income taxes for the fiscal years 1998 through 2004, inclusive, and the first two fiscal quarters of 2005 (the “Current Restatement Relevant Periods”), to determine if a restatement of its financial statements was necessary.  Based upon this investigation, in January 2006 the Company determined additional aggregate depreciation expense of approximately $3.5 million was required for the Current Restatement Relevant Periods and income tax expense was not properly adjusted in the Initial Restatement. As a result, the Company further determined a restatement of its financial statements, including those contained in its: (1) Original 2004 10-K; (2) Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2005, which the Company filed with the SEC on May 11, 2005 (the “Original 2005 First Quarter 10-Q”); and (3) Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2005, which was filed with the SEC on August 12, 2005 (the “Original 2005 Second Quarter 10-Q”), and together with the Original 2004 10-K and the Original 2005 First Quarter 10-Q, (the “Subject Filings”), was necessary. Accordingly, the Company determined it should amend the Subject Filings to reflect the proper recording of depreciation and income tax expense and its impact on the consolidated Balance Sheets, Statements of Operations, Stockholders’ Deficit, and Cash Flows for the periods reported therein.

For further discussion of these matters, see Note 3 of Notes to the Consolidated Financial Statements in Part IV of this Annual Report.

BERTUCCI’S CORPORATION

2004 FORM 10-K/A ANNUAL REPORT

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The data for fiscal years ended 2002 through 2004 are derived from audited financial statements of the Company.  Selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K/A, particularly Note 3 — Restatement of Financial Statements.  Historical results are not necessarily indicative of results to be expected in the future.  The Brinker Sale (b) and the 53rd week of fiscal 2000 affect the comparability of results on a year-to-year basis.

	Statement of Operations Data (in thousands except share and per share amounts)
	Fiscal Year Ended
	December 29, 2004 (d)	December 31, 2003 (d)	January 1, 2003 (d)	January 2, 2002 (d)	January 3, 2001 (a)(d)

Net sales	$200,408	$186,172	$162,319	$186,638	$284,933
Cost of sales and expenses
Cost of sales	49,231	43,544	35,667	44,855	74,266
Operating expenses	122,056	113,036	96,413	111,795	162,098
General and administrative expenses	13,065	11,320	12,124	12,548	16,392
Deferred rent, depreciation, amortization and preopening expenses	12,657	14,123	12,413	14,378	18,347
Closed restaurants charge	—	—	236	3,654	479
Asset impairment charge	6,749	3,580	—	1,986	—
Loss on abandonment of Sal & Vinnie’s	—	—	—	—	2,031
Cost of sales and expenses	203,758	185,603	156,853	189,216	273,613
(Loss) income from operations	(3,350)	569	5,466	(2,578)	11,320
Other income (expense)
Gain on Brinker Sale (b)	—	650	—	36,932	—
Gain on retirement of Senior Notes	—	—	—	2,290	—
Interest expense, net	(10,613)	(10,133)	(9,587)	(11,365)	(15,838)
Other (expense) income	(10,613)	(9,483)	(9,587)	27,857	(15,838)

(Loss) income before income tax provision (benefit)	(13,963)	(8,914)	(4,121)	25,279	(4,518)
Income tax provision (benefit)	—	—	4,145	10,854	(510)
Net (loss) income	$(13,963)	$(8,914)	$(8,266)	$14,425	$(4,008)

Basic (loss) income per share	$(4.74)	$(3.00)	$(2.77)	$4.84	$(1.34)

Weighted average shares outstanding - basic	2,943,841	2,970,403	2,978,955	2,978,955	2,981,414

Diluted (loss) income per share	$(4.74)	$(3.00)	$(2.77)	$4.43	$(1.34)

Weighted average shares outstanding - diluted	2,943,841	2,970,403	2,978,955	3,252,605	2,981,414

Comparable restaurant sales (c)	1.4%	4.1%	5.8%	2.2%	4.8%

	Balance Sheet Data (in thousands)
	December 29, 2004	December 31, 2003 (d)	January 1, 2003 (d)	January 2, 2002 (d)	January 3, 2001 (a)(d)

Total assets	$112,221	$124,416	$123,121	$131,961	$183,219
Long term obligations	$92,367	$92,981	$87,167	$87,995	$100,000
Total stockholders’ (deficit) equity	$(14,732)	$(490)	$8,495	$16,761	$2,335

	Cash Flow Data (in thousands)
	December 29, 2004	December 31, 2003 (d)	January 1, 2003 (d)	January 2, 2002 (d)	January 3, 2001 (a)(d)

Cash flows from operating activities	$7,881	$9,071	$9,169	$4,326	$10,371
Cash flows from investing activities	(7,872)	(9,358)	(19,271)	23,251	(12,190)
Cash flows from financing activities	(365)	(199)	—	(11,944)	1,842
	$(356)	$(486)	$(10,102)	$15,633	$23

(a)          Fiscal 2000 was comprised of 53 weeks.  All other years presented were comprised of 52 weeks.

(b)         In April 2001, the Company completed the sale of 40 Chili’s Grill and Bar (“Chili’s”) and seven On The Border Mexican Cantina (“OTB”) restaurants to Brinker (the “Brinker Sale”) for a total consideration of $93.5 million. Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as the four Chili’s restaurants under development by the Company.  Further, Brinker assumed the mortgage debt on the Company’s Chili’s and OTB restaurants.  The Company recorded a gain in 2001 on the Brinker Sale of $36.9 million before income taxes.  During fiscal 2003 the Company concluded certain liabilities recorded in connection with the Brinker Sale were no longer required and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

(c)          The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year at the beginning of the year.  The comparable sales in 2004, 2003, 2002 and 2001 relate to Bertucci’s only and 2000 relates to all the restaurants operated by the Company (Bertucci’s, Chili’s and OTB).

(d)         Statement of Operations Data and Cash Flow Data for Fiscal Years 2004, 2003 and 2002 and Balance Sheet Data for 2004 and 2003 have been restated as discussed in Note 3 of Notes to the Consolidated Financial Statements included in Item 15 of this report.  Earlier periods have been restated to give effect to: (i) corrections related to lease accounting and depreciation and income tax expense and (ii) a reclassification of changes in restricted cash balances.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatements of the Consolidated Financial Statements discussed in Note 3 of the Notes to Consolidated Financial Statements.

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

The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in the Company’s consolidated statements of operation, and the pro forma consolidated statement of operations above (see reconciliation above), for the periods indicated:

STATEMENT OF OPERATIONS DATA

(Percentage of Net Sales for Fiscal Years Presented)

	December 29, 2004	December 31, 2003	January 1, 2003

Net sales	100.0	100.0	100.0

Cost of sales and expenses:
Cost of sales	24.6	23.4	22.0
Operating expenses	60.9	60.7	59.4
General and administrative expenses	6.5	6.1	7.5
Deferred rent, depreciation, amortization and preopening expenses	6.3	7.6	7.6
Asset impairment charge	3.4	1.9	—
Closed restaurants charge	—	—	0.1
Total cost of sales and expenses	101.7	99.7	96.6

(Loss) income from operations	(1.7)	0.3	3.4

Other (expense) income:
Adjustment of Gain on Brinker Sale	—	0.3	—
Interest expense, net	(5.3)	(5.4)	(5.9)
Other expense	(5.3)	(5.1)	(5.9)

Loss before income tax provision	(7.0)	(4.8)	(2.5)

Income tax provision	—	—	2.6
Net loss	(7.0)	(4.8)	(5.1)

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

General and Administrative Expenses. General and administrative expenses increased by $1.8 million, or 15.9%, to $13.1 million during fiscal 2004 from $11.3 million during fiscal 2003.  Expressed as a percentage of net sales, general and administrative expenses increased to 6.5% in fiscal 2004 from 6.1% during fiscal 2003.  The dollar and percentage increases were primarily due to higher benefit expenses and higher professional fees.

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $1.4 million, or 9.9%, to $12.7 million during fiscal 2004 from $14.1 million during fiscal 2003. Due to only two restaurant openings in 2004, pre-opening expenses totaled $519,000, a $1.6 million decrease over 2003 during which there were ten restaurant openings. Deferred rent decreased by approximately $300,000. The additional restaurant openings in both fiscal 2004 and 2003 resulted in an incremental $800,000 of depreciation expense in fiscal 2004.

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

Interest Expense, net.  Interest expense, net of amounts capitalized for new construction, increased by approximately $500,000 to $10.6 million during fiscal 2004 from $10.1 million during fiscal 2003.  Interest expense is primarily comprised of $9.2 million paid in semi-annual installments on the 10 3/4% Senior Notes.  In fiscal 2004, $539,000 of interest was incurred on capital lease obligations, $229,000 higher than last year (when the underlying sale leaseback transactions were recorded). Interest capitalized to construction decreased $161,000 due to fewer restaurant openings.  Additionally, interest income decreased by $41,000 primarily due to lower interest rates.  Lastly, deferred finance costs amortization increased approximately $40,000 in conjunction with the 2003 sale leaseback transactions (See Note 7 of Notes to Consolidated Financial Statements).

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

Deferred Rent, Depreciation, Amortization and Preopening Expenses.  Deferred rent, depreciation, amortization and preopening expenses increased by approximately $1.7 million, or 13.7%, to $14.1 million during fiscal 2003 from $12.4 million during fiscal 2002.  Due to ten restaurant openings in 2003, the Company incurred $2.1 million in preopening expenses, a $600,000 increase over 2002 during which there were seven restaurant openings. The additional restaurants from both fiscal 2003 and 2002 resulted in an incremental $1.1 million of depreciation expense in fiscal 2003.

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

Adjustment of Gain on Brinker Sale. The Company recorded a gain in 2001 on the Brinker Sale of $36.9 million before income taxes. During 2003 the Company concluded certain liabilities recorded in connection with the Brinker Sale were no longer required as part of the final settlement and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

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

Liquidity and Capital Resources

	2004	2003	2002

Cash Flows from Operating Activities	$7,881	$9,071	$9,169
Cash Flows from Investing Activities	(7,872)	(9,358)	(19,271)
Cash Flows from Financing Activities	(365)	(199)	—
Net decrease in cash	$(356)	$(486)	$(10,102)

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

The table below depicts the Company’s future contractual obligations committed as of December 29, 2004:

	Payments Due by Fiscal Year (Dollars in Thousands)
Contractual Obligations:	Total	2005	2006 - 2007	2008 - 2009	After 2009
Operating Leases (a)	$119,993	$15,655	$29,856	$23,777	$50,705
Capital Leases (a)	13,428	679	1,397	1,439	9,913
Senior Notes (b)	121,994	9,171	18,342	94,481	—
Promissory Notes (c)	905	98	196	275	336
Closed restaurants reserve, net of sublease income	659	484	175	—	—
Total Contractual Obligations	$256,979	$26,087	$49,966	$119,972	$60,954

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

Substantial Leverage; Potential Inability to Service Indebtedness.  The Company is highly leveraged.  At the end of fiscal 2004, the Company’s aggregate outstanding indebtedness was $92.2 million, the Company’s had an accumulated deficit of $14.7 million and a working capital deficit of $6.4 million.

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

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Despite these controls and procedures: (1) in the Original 2004 10-K and in connection with the Initial Restatement, the Company restated certain of its previously issued financial statements to reflect corrections in its lease accounting and leasehold depreciation practices; and (2) the Company is restating in this Form 10-K/A and in its Form 10-Q/A’s relating to the first and second quarters of fiscal 2005 (which the Company is filing with the SEC immediately after the filing of this Form 10-K/A) certain of its previously issued financial statements to reflect corrections in the recording of depreciation and income tax expense.  See the Explanatory Note in this Form 10-K/A and Note 3 of Notes to the Consolidated Financial Statements.

Prior Review

Disclosure Controls and Procedures.  In connection with the preparation of the Original 2004 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 29, 2004.  In performing the evaluation, management reviewed the Company’s lease accounting and leasehold depreciation practices partially in light of the then recent attention and focus on such practices by restaurant and retail companies.

On March 14, 2005, the Audit Committee met with management to discuss the results of the evaluation.  At this meeting, the Audit Committee and management concluded that the Company’s previously established lease accounting and leasehold depreciation practices were not appropriate and determined to restate certain of its previously issued financial statements to reflect the correction in the Company’s lease accounting and leasehold depreciation practices.  The restatement applied to the financial statements for all fiscal years prior to January 1, 2004 and each of the first three quarters of fiscal 2004 (collectively, the “Initial Restatement Subject Financial Statements”).  See Note 3 of Notes to the Consolidated Financial Statements.

Based on the determination that the Company’s lease accounting and lease depreciation practices were not appropriate as of December 29, 2004, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date.

Internal Control Over Financial Reporting.  Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, (An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements), restatement of the Initial Restatement Subject Financial Statements was a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on the evaluation of the Company’s controls and procedures, management concluded a material weakness existed in the Company’s internal control over financial reporting as it related to its lease accounting and lease depreciation practices, and disclosed this to the Audit Committee and to the Company’s independent registered public accountants.

Remediation Steps to Address Material Weakness.  To remediate this material weakness in the Company’s internal control over financial reporting, in the first quarter of 2005 the Company implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation accounting practices and corrected its method of accounting for tenant improvement allowances and rent holidays.

Change in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the first quarter of 2005, however, the Company did make changes to its internal control over financial reporting in connection with its lease accounting and lease depreciation practices as set forth above.

Current Review

Disclosure Controls and Procedures.  In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2005, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  In performing this evaluation, management became aware of errors in its detailed property and equipment records adjusted during the Initial Restatement.  These errors involved the calculation of depreciation expense on multiple property records and the related impact on income taxes for the fiscal years 1998 through 2004, inclusive, and the first two fiscal quarters of 2005 (the “Current Restatement Subject Periods”).

Subsequent to the discovery of these errors, management conducted an investigation concerning the extent and magnitude of these errors.  As a result of this inquiry, on January 12, 2006 the Audit Committee and management concluded that: (1) the Company’s depreciation expense accounting practices were not appropriate as of December 29, 2004; (2) aggregate additional depreciation and income tax expense of approximately $3.5 million needed to be recorded in its financial statements for the Current Restatement Subject Periods, and income tax expense was not properly adjusted in the Initial Restatement, and therefore, its financial statements relating to the Current Restatement Subject Periods were required to be restated; and (3) the Company needed to amend the Original 2004 10-K, the Original 2005 First Quarter 10-Q and the Original 2005 Second Quarter 10-Q to restate the financial statements contained therein and reflect the proper recording of depreciation and income tax expense for the periods reported therein (collectively, the “Current Restatement Subject Financial Statements”).  See Note 3 of Notes to the Consolidated Financial Statements.  Based on the determination that the Company’s depreciation and income tax expense accounting practices were not appropriate as of December 29, 2004, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date.

Internal Control Over Financial Reporting.  Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, (An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements), restatement of the Current Restatement Subject Financial Statements is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on the evaluation of the Company’s controls and procedures, management concluded a material weakness existed in the Company’s internal control over financial reporting as it related to its depreciation expense accounting practices, and disclosed this to the Audit Committee and to the Company’s independent registered public accounting firm.

Remediation Steps to Address Material Weakness.  To remediate the material weakness in the Company’s internal control over financial reporting, the Company has re-performed all of the necessary calculations and added sufficient review and approval procedures to assure management the material weakness has been corrected.

Change in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company did, however, make changes to its internal control over financial reporting during the first fiscal quarter of 2006, by making the changes to its depreciation and income tax expense accounting practices set forth above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 29, 2004 (as Restated) and December 31, 2003 (as Restated)

Consolidated Statements of Operations for each of the years ended December 29, 2004 (as Restated), December 31, 2003(as Restated), and January 1, 2003 (as Restated).

Consolidated Statements of Stockholders’ Equity for each of the years ended December 29, 2004 (as Restated), December 31, 2003 (as Restated), and January 1, 2003 (as Restated).

Consolidated Statements of Cash Flows for each of the years ended December 29, 2004 (as Restated), December 31, 2003 (as Restated), and January 1, 2003 (as Restated).

Notes to Consolidated Financial Statements.

	(2)	Exhibit Index

(b)	Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K. The Company did, however, file a Current Report on Form 8-K with the SEC on January 18, 2006 advising of the impending restatement of its financial statements for the Current Restatement Subject Periods, as discussed more fully in Note 3 of Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERTUCCI’S CORPORATION

By:	/s/ Stephen V. Clark
Stephen V. Clark, Chief Executive Officer

Date: January 19, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bertucci’s Corporation

Northborough, MA

We have audited the accompanying consolidated balance sheets of Bertucci’s Corporation and subsidiaries (the “Company”) as of December 29, 2004 and December 31, 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years ended December 29, 2004, December 31, 2003, and January 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
Boston, MA
April 12, 2005 (January 18, 2006 as to the effects of the restatement discussed in Note 3)

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 29, 2004	December 31, 2003
	(As Restated - See Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$12,291	$12,647
Restricted cash	2,403	3,129
Accounts receivable	1,334	753
Inventories	1,388	1,268
Prepaid expenses and other current assets	534	1,758
Total current assets	17,950	19,555

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	66,632	67,999
Furniture and equipment	44,537	42,072
	117,889	116,791
Less - accumulated depreciation and amortization	(57,101)	(45,234)
	60,788	71,557
Construction work in process	1,567	301
Net property and equipment	62,355	71,858

Goodwill	26,127	26,127
Deferred finance costs, net	2,862	3,559
Liquor licenses, net	2,414	2,838
Other assets	513	479
TOTAL ASSETS	$112,221	$124,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Promissory notes - current portion	$40	$39
Capital lease obligations - current portion	74	31
Accounts payable	7,819	8,426
Accrued expenses	16,457	14,026
Total current liabilities	24,390	22,522
Promissory notes, net of current portion	781	821
Captial lease obligations, net of current portion	6,102	6,017
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	2,002	2,112
Other long-term liabilities	8,368	8,124
Total liabilities	126,953	124,906
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value Authorized - 8,000,000 shares Issued - 3,667,495 and 3,666,370 shares, respectively; Outstanding - 2,915,482 and 2,961,552 shares, respectively	37	37
Less treasury shares of 752,013 and 704,818, respectively, at cost	(8,480)	(8,190)
Additional paid-in capital	29,046	29,035
Accumulated deficit	(35,335)	(21,372)
Total stockholders’ deficit	(14,732)	(490)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$112,221	$124,416

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	December 29, 2004	December 31, 2003	January 1, 2003
	(As Restated - See Note 3)
Net sales	$200,408	$186,172	$162,319

Cost of sales and expenses:
Cost of sales	49,231	43,544	35,667
Operating expenses	122,056	113,036	96,413
General and administrative expenses	13,065	11,320	12,124
Deferred rent, depreciation, amortization and preopening expenses	12,657	14,123	12,413
Asset impairment charge	6,749	3,580	—
Closed restaurants charge	—	—	236
Total cost of sales and expenses	203,758	185,603	156,853

(Loss) income from operations	(3,350)	569	5,466

Other expense
Adjustment of gain on Brinker Sale	—	650	—
Interest expense, net	(10,613)	(10,133)	(9,587)
Other expense	(10,613)	(9,483)	(9,587)

Loss before income tax provision	(13,963)	(8,914)	(4,121)

Income tax provision	—	—	4,145

Net loss	$(13,963)	$(8,914)	$(8,266)

Basic and diluted loss per share	$(4.74)	$(3.00)	$(2.77)

Weighted average shares outstanding - basic and diluted	2,943,841	2,970,403	2,978,955

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except share data)

	Common Stock		Treasury Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance January 2, 2002 (As Previously Restated)	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(1,642)	$19,311
Prior period adjustment (see Note 3)	—	—	—	—	—	(2,550)	(2,550)
Balance January 2, 2002 (As Restated - See Note 3)	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(4,192)	$16,761
Net loss (As Restated - See Note 3)	—	—	—	—	—	(8,266)	(8,266)
Balance January 1, 2003 (As Restated - See Note 3)	3,666,370	$37	(687,415)	(8,088)	$29,004	$(12,458)	$8,495
Net loss (As Restated - See Note 3)	—	—	—	—	—	(8,914)	(8,914)
Compensation expense associated with option grants	—	—	—	—	31	—	31
Purchase of common stock for treasury	—	—	(17,403)	(102)	—	—	(102)
Balance December 31, 2003 (As Restated - See Note 3)	3,666,370	$37	(704,818)	(8,190)	$29,035	$(21,372)	$(490)
Net loss (As Restated - See Note 3)	—	—	—	—	—	(13,963)	(13,963)
Sale of common stock from exercise of options	1,125	—	—	—	11	—	11
Purchase of common stock for treasury	—	—	(47,195)	(290)	—	—	(290)
Balance December 29, 2004 (As Restated - See Note 3)	3,667,495	$37	(752,013)	$(8,480)	$29,046	$(35,335)	$(14,732)

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	December 29, 2004	December 31, 2003	January 1, 2003
	(As Restated - See Note 3)
Cash flows from operating activities
Net loss	$(13,963)	$(8,914)	$(8,266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Adjustment of gain on Brinker Sale	—	(650)	—
Gain on sale of property	—	—	(235)
Loss on sale leaseback transaction	—	59	—
Stock compensation expense	—	31	—
Closed restaurant charge	—	—	236
Asset impairment charge	6,749	3,580	—
Deferred rent, depreciation, and amortization	12,863	12,658	11,540
Deferred income taxes	—	—	9,145
Changes in operating assets and liabilities
Inventories	(120)	(368)	(95)
Prepaid expenses and receivables	643	1,217	(1,126)
Other accrued expenses	2,186	106	(1,131)
Income taxes payable	(413)	409	(1,149)
Accounts payable	(607)	457	(822)
Tenant allowances received	577	658	997
Other operating assets and liabilities	(34)	(172)	75

Total adjustments	21,844	17,985	17,435

Net cash provided by operating activities	7,881	9,071	9,169

Cash flows from investing activities
Additions to property and equipment	(8,598)	(17,396)	(18,212)
Net proceeds from sale leaseback transactions	—	8,977	—
Decrease (increase) in restricted cash	726	(661)	(1,455)
Proceeds from sale of restaurants	—	—	413
Acquisition of liquor licenses	—	(278)	(17)

Net cash used in investing activities	(7,872)	(9,358)	(19,271)

Cash flows from financing activities
Sale of common stock from exercise of options	11	—	—
Purchase of treasury shares	(290)	(102)	—
Payment on promissory note	(39)	(81)	—
Principal payments under capital lease obligations	(47)	(16)	—

Net cash used in financing activities	(365)	(199)	—

Net decrease in cash and cash equivalents	(356)	(486)	(10,102)
Cash and cash equivalents, beginning of year	12,647	13,133	23,235
Cash and cash equivalents, end of year	$12,291	$12,647	$13,133

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,090	$9,804	$9,750
Cash paid (refunded) for income taxes	$377	$(408)	$(3,863)
Capital leases entered into during period	$175	$6,066	$—
Promissory note issued in exchange for liquor license rights	$—	$555	$—

Promissory note issued in exchange for settlement of lease liability	$—	$386	$—

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

Property and Equipment

Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method to charge the cost of property and equipment to expense over the estimated useful lives of the assets. The lives used are as follows:

Asset Classification	Estimated Useful Life

Buildings	20 years
Leasehold improvements	Shorter of term of the lease (ranging between 10-20 years, or life of asset)
Furniture and equipment	3-7 years

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

Liquor Licenses

Transferable liquor licenses are accounted for at the lower of cost or market and are not amortized. Annual renewal fees are expensed as incurred. Non-transferable liquor licenses are amortized on a straight-line basis over the contractual life of the license. The carrying value of transferable liquor licenses was $2.0 million at each of December 29, 2004 and December 31, 2003. Amortization expense for non-transferable liquor licenses was $82,000 in fiscal 2004, $58,000 in fiscal 2003, and for existing licenses is expected to be $56,000 per year for each of the next five fiscal years.

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

	2004	2003	2002

Net loss, as reported	$(13,963)	$(8,914)	$(8,266)
Add: Stock-based employee compensation expense included in reported net loss.	—	31	—
Deduct: Net stock-based employee compensation expense/income determined under fair value based method for all awards.	(77)	(580)	(144)
Pro forma net loss	$(14,040)	$(9,463)	$(8,410)

Basic and diluted loss per share
As reported	$(4.74)	$(3.00)	$(2.77)
Pro forma	$(4.77)	$(3.19)	$(2.82)

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

(3)                                RESTATEMENT OF FINANCIAL STATEMENTS

Initial Restatement

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, as a result of views expressed in a letter issued February 7, 2005 by the office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the AICPA regarding certain operating lease-related accounting issues, the Company reviewed its lease accounting, including leased liquor licenses and leasehold depreciation practices.  As a result, in its Annual Report on Form 10-K for the fiscal year ended December 29, 2004, which was originally filed with the SEC on April 13, 2005 (the “Original 2004 10-K”), the Company corrected its accounting for leases and restated its historical financial statements and certain financial information for all periods prior to September 29, 2004 to correct errors in lease accounting policies (the “Initial Restatement”). The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows.  Also, the Company historically recognized rent on a straight-line basis over a lease term commencing with the initial occupancy date, or Company-operated retail store opening date.  In addition, the depreciable lives of certain leasehold improvements and other long-lived assets on those properties were not aligned with the non-cancelable lease term.

Following a review of its lease accounting treatment and relevant accounting literature, the Company determined it should:  (a) report tenant improvement allowances as deferred liabilities in the consolidated balance sheets and initiate the amortization of those liabilities at the relevant initial occupancy date;  (b) classify the change in the deferred liability related to the tenant allowances in the operating activities in the Consolidated Statements of Cash Flows; (c) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent; and (d) include option periods in the depreciable lives assigned to leased buildings and leasehold improvements and in the calculation of straight-line rent expense only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

The restatement for leaseholds also resulted in restatements of amounts previously reported for asset impairments.

The Initial Restatement did not have any impact on the Company’s previously reported net sales or compliance with any covenant under its debt instruments. The cumulative effect of the accounting correction reported in the April 2005 Initial Restatement resulted in a decrease in accumulated deficit of $285,000 as of the beginning of fiscal 2002.

Current Restatement

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2005, the Company discovered errors in its detailed property and equipment records adjusted during the Initial Restatement.  Management then conducted an investigation into the extent and magnitude of these errors, which involved the calculation of depreciation expense on multiple property records and the related impact on income taxes for the fiscal years 1998 through 2004, inclusive, and the first two fiscal quarters of 2005 (the “Current Restatement Subject Periods”), to determine if a restatement of its financial statements was necessary.  Based upon this investigation, in January 2006 the Company determined aggregate additional depreciation expense of approximately $3.5 million needed to be recorded in its financial statements for the Current Restatement Subject Periods and income tax expense was not properly adjusted in the Initial Restatement.  As a result, the Company further determined (1) a restatement of its financial statements in the Current Restatement Subject Periods was required (the “Current Restatement”) and together with the Initial Restatement, the “Restatements”); and (2) the Company needed to amend its: (a) Original 2004 10-K; (b) Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2005, which the Company filed with the SEC on May 11, 2005 (the “Original 2005 First Quarter 10-Q”); and (c) Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2005, which was filed with the SEC on August 12, 2005 (the “Original 2005 Second Quarter 10-Q”), to restate the financial statements contained therein and reflect the proper recording of depreciation and income tax expense for the periods reported therein.

In addition to the restatement in the Initial Restatement to classify the change in the deferred liability related to tenant allowances in operating activities, the cash flow activity below reflects changes in restricted cash balances as an investing activity (such changes were previously presented as a financing activity), and the proceeds from sale leaseback transactions in 2003 as an investing activity (the proceeds were previously presented as a financing activity).

The following is a summary of the significant effects of the Restatements on the Company’s consolidated financial statements (in thousands, except per share data):

	As of December 29, 2004
	As Previously Reported	As Restated
Net property and equipment	$66,055	$62,355
Total assets	115,921	112,221

Accumulated deficit	(31,635)	(35,335)
Total liabilities and stockholders’ deficit	115,921	112,221

	As of December 31, 2003
	As Previously Reported	As Originally Restated	As Restated
Net property and equipment	$73,611	$76,117	$71,858
Liquor licenses, net	2,555	2,838	2,838
Total assets	125,886	128,675	124,416

Total current liabilities	22,539	22,522	22,522
Capital lease obligations, net of current portion	5,724	6,017	6,017
Other long-term liabilities	4,164	8,124	8,124
Accumulated deficit	(15,666)	(17,113)	(21,372)
Total liabilities and stockholders’ deficit	125,886	128,675	124,416

	For the year ended December 29, 2004
	As Previously Reported	As Restated
Deferred rent, depreciation, amortization and preopening expenses	$13,216	$12,657
Loss from operations	(3,909)	(3,350)
Net loss	(14,522)	(13,963)

Basic and diluted loss per share	(4.93)	(4.74)

	For the year ended December 31, 2003
	As Previously Reported	As Originally Restated	As Restated
Operating expenses	$113,076	$113,036	$113,036
Deferred rent, depreciation, amortization and preopening expenses	12,700	14,115	14,123
Asset impairment charge	4,682	3,580	3,580
Income from operations	850	577	569
Interest expense, net	(10,101)	(10,133)	(10,133)
Net loss	(8,601)	(8,906)	(8,914)

Basic and diluted loss per share	(2.90)	(3.00)	(3.00)

	For the year ended January 1, 2003
	As Previously Reported	As Originally Restated	As Restated
Deferred rent, depreciation, amortization and preopening expenses	$10,733	$12,160	$12,413
Income from operations	7,146	5,719	5,466
Loss before income tax provision	(2,441)	(3,868)	(4,121)
Income tax provision	2,697	2,697	4,145
Net loss	(5,138)	(6,565)	(8,266)

Basic and diluted loss per share	(1.72)	(2.20)	(2.77)

	For the year ended December 29, 2004
	As Previously Reported	As Restated
Cash flows used in investing activities	$(8,598)	$(7,872)
Cash flows from (used in) financing activities	361	(365)

	For the year ended December 31, 2003
	As Previously Reported	As Originally Restated	As Restated
Cash flows from operating activities	$8,408	$9,071	$9,071
Cash flows used in investing activities	(17,016)	(17,674)	(9,358)
Cash flows from (used in) financing activities	8,122	8,117	(199)

	For the year ended January 1, 2003
	As Previously Reported	As Originally Restated	As Restated
Cash flows from operating activities	$8,172	$9,169	$9,169
Cash flows used in investing activities	(16,819)	(17,816)	(19,271)
Cash flows used in financing activities	(1,455)	(1,455)	—

(4)                                  RESTAURANT SALES AND CLOSURES

Brinker Sale

In April 2001, the Company completed the sale of a number of non-Bertucci’s brand restaurants (the “Brinker Sale”) and recorded a gain of $36.9 million before income taxes. During 2003 the Company concluded certain liabilities recorded in connection with the Brinker Sale were no longer required as part of the final settlement and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

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

(5)                                  INCOME TAXES

The components of the provision for income taxes for the years ended December 29, 2004, December 31, 2003 and January 1, 2003 are as follows (dollars in thousands):

	2004	2003	2002

Current:
Federal	$—	$—	$(5,000)
State	—	—	—
	—	—	(5,000)
Deferred:
Federal	(5,669)	(3,752)	2,115
State	(413)	(270)	856
	(6,082)	(4,022)	2,971

Valuation allowance	6,082	4,022	6,174

Total provision for income taxes	$—	$—	$4,145

A reconciliation of the amount computed by applying the statutory federal income tax rate of 35% to the loss before income tax provision for the years ended December 29, 2004, December 31, 2003, and January 1, 2003, respectively, is as follows (dollars in thousands):

	2004	2003	2002
Income tax benefit computed at federal statutory rate	$(4,887)	$(3,120)	$(1,442)
State taxes, including expired state benefits, net of federal benefit	(413)	(270)	(190)
FICA tax credit	(782)	(632)	(397)
Valuation allowance	6,082	4,022	6,174
Income tax provision	$—	$—	$4,145

Significant items giving rise to deferred tax assets and deferred tax liabilities at December 29, 2004 and December 31, 2003 are as follows (dollars in thousands):

	2004	2003
Deferred tax assets–

Property and equipment, including impairment charges	$6,086	$2,058
Net operating loss and tax credit carryforwards	4,356	2,701
Deferred rent	3,195	2,770
Store closing write downs and liabilities	1,694	2,265
Accrued expenses and other	1,042	550
Deferred and accrued compensation	201	200
	16,574	10,544
Deferred tax liabilities–
Liquor licenses	(296)	(348)
	(296)	(348)

Total net deferred tax assets	16,278	10,196
Valuation allowance	(16,278)	(10,196)

Carrying value of net deferred tax assets	$—	$—

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

J.P. Acquisition Fund II, L.P., a Delaware limited partnership (“JPAF II”), owns a controlling interest in the Company. JPAF, Limited Partnership, a Delaware limited partnership (“JPAF LP”) is the General Partner of JPAF II.  The General Partner of JPAF LP is JPAF, Inc., a Delaware corporation. Benjamin R. Jacobson, Chairman of the Company, is the president and majority shareholder of JPAF, Inc.  J.P. Acquisition Fund III, L.P., a Delaware limited partnership (“JPAF III”), owns a controlling interest in Taco Bueno. The General Partner of JPAF III is JPAF III, LLC, a Delaware limited liability company (“JPAF III, LLC”).  Jacobson Partners is the sole shareholder of JPAF III, LLC. Mr. Jacobson is the Managing General Partner of Jacobson Partners. Stephen V. Clark, President and Chief Executive Officer of the Company, and David G. Lloyd, Chief Financial Officer of the Company, hold similar positions with Taco Bueno. No agreement exists, however, between the two entities as to the allocation of services by Mr. Clark or Mr. Lloyd.  Effective December 30, 2004 compensation arrangements for these individuals will be borne equally by both companies, an arrangement approved by each company’s Board of Directors.

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

(11)                            QUARTERLY RESULTS

The quarterly information depicted below details results of operations for each of the fiscal quarters of 2004 and 2003. For each year, amounts detailed are:

1)                  “As Previously Reported” – amounts as initially reported in financial statements filed on Form 10-Q and Form 10-K prior to the adjustment in the Initial Restatement;

2)                  “As Originally Restated” – amounts as adjusted in the Initial Restatement as reported in the Original 2004 10-K, the Original 2005 First Quarter 10-Q, or the Original 2005 Second Quarter 10-Q; and

3)                  “As Restated” – amounts as adjusted in the Current Restatement.

QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED)

BERTUCCI’S CORPORATION

(In thousands except share and per share data)

	Fiscal 2004
	Quarter 1 March 31, 2004	Quarter 2 June 30, 2004	Quarter 3 September 29, 2004	Quarter 4 December 29, 2004	Year December 29, 2004
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
Net sales	$49,426	$51,754	$49,260	$49,968	$200,408

Cost of sales and expenses:
Cost of sales	11,556	12,883	12,256	12,536	49,231
Operating expenses	29,639	33,480	29,521	29,451	122,091
General and administrative expenses	3,093	3,478	2,655	3,839	13,065
Deferred rent, depreciation, amortization and preopening expenses	3,232	3,112	3,111	3,267	12,722
Asset impairment charge	—	3,338	—	2,855	6,193
Total cost of sales and expenses	47,520	56,291	47,543	51,948	203,302

Income (loss) from operations	1,906	(4,537)	1,717	(1,980)	(2,894)
Other expense:
Interest expense, net	(2,629)	(2,652)	(2,654)	(2,650)	(10,585)
Other expense	(2,629)	(2,652)	(2,654)	(2,650)	(10,585)

Net loss	$(723)	$(7,189)	$(937)	$(4,630)	$(13,479)

Basic and diluted loss per share	$(0.24)	$(2.44)	$(0.32)	$(1.58)	$(4.58)

Weighted average shares outstanding - basic and diluted	2,958,436	2,945,040	2,944,337	2,928,740	2,943,841

	Quarter 1 March 31, 2004	Quarter 2 June 30, 2004	Quarter 3 September 29, 2004	Quarter 4 December 29, 2004	Year December 29, 2004
	(As Originally Restated *)	(As Originally Restated *)	(As Originally Restated *)	(As Previously Reported)
Net sales	$49,426	$51,754	$49,260	$49,968	$200,408

Cost of sales and expenses:
Cost of sales	11,556	12,883	12,256	12,536	49,231
Operating expenses	29,627	33,469	29,509	29,451	122,056
General and administrative expenses	3,093	3,478	2,655	3,839	13,065
Deferred rent, depreciation, amortization and preopening expenses	3,309	3,261	3,379	3,267	13,216
Asset impairment charge	—	3,894	—	2,855	6,749
Total cost of sales and expenses	47,585	56,985	47,799	51,948	204,317

Income (loss) from operations	1,841	(5,231)	1,461	(1,980)	(3,909)
Other expense:
Interest expense, net	(2,638)	(2,661)	(2,664)	(2,650)	(10,613)
Other expense	(2,638)	(2,661)	(2,664)	(2,650)	(10,613)

Net loss	$(797)	$(7,892)	$(1,203)	$(4,630)	$(14,522)

Basic and diluted loss per share	$(0.27)	$(2.68)	$(0.41)	$(1.58)	$(4.93)

Weighted average shares outstanding - basic and diluted	2,958,436	2,945,040	2,944,337	2,928,740	2,943,841

	Quarter 1 March 31, 2004	Quarter 2 June 30, 2004	Quarter 3 September 29, 2004	Quarter 4 December 29, 2004	Year December 29, 2004
	(As Restated *)	(As Restated *)	(As Restated *)	(As Restated *)	(As Restated *)
Net sales	$49,426	$51,754	$49,260	$49,968	$200,408

Cost of sales and expenses:
Cost of sales	11,556	12,883	12,256	12,536	49,231
Operating expenses	29,627	33,469	29,509	29,451	122,056
General and administrative expenses	3,093	3,478	2,655	3,839	13,065
Deferred rent, depreciation, amortization and preopening expenses	3,166	3,108	3,244	3,139	12,657
Asset impairment charge	—	3,894	—	2,855	6,749
Total cost of sales and expenses	47,442	56,832	47,664	51,820	203,758

Income (loss) from operations	1,984	(5,078)	1,596	(1,852)	(3,350)
Other expense:
Interest expense, net	(2,638)	(2,661)	(2,664)	(2,650)	(10,613)
Other expense	(2,638)	(2,661)	(2,664)	(2,650)	(10,613)

Net loss	$(654)	$(7,739)	$(1,068)	$(4,502)	$(13,963)

Basic and diluted loss per share	$(0.22)	$(2.63)	$(0.36)	$(1.54)	$(4.74)

Weighted average shares outstanding - basic and diluted	2,958,436	2,945,040	2,944,337	2,928,740	2,943,841

*                 Quarterly financial information has been restated to reflect the correction of errors related to lease accounting and depreciation expense, as discussed in Note 3.

	Fiscal 2003
	Quarter 1 April 2, 2003	Quarter 2 July 2, 2003	Quarter 3 October 1, 2003	Quarter 4 December 31, 2003	Year December 31, 2003
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
Net sales	$42,674	$47,587	$47,381	$48,530	$186,172

Cost of sales and expenses:
Cost of sales	9,461	11,019	11,402	11,662	43,544
Operating expenses	26,475	28,418	28,833	29,350	113,076
General and administrative expenses	3,179	2,856	2,554	2,731	11,320
Deferred rent, depreciation, amortization and preopening expenses	2,964	3,272	3,184	3,280	12,700
Asset impairment charge	—	—	4,682	—	4,682
Total cost of sales and expenses	42,079	45,565	50,655	47,023	185,322

Income (loss) from operations	595	2,022	(3,274)	1,507	850
Other (expense) income:
Adjustment of gain on Brinker Sale	—	—	—	650	650
Interest expense, net	(2,398)	(2,498)	(2,615)	(2,590)	(10,101)
Other expense	(2,398)	(2,498)	(2,615)	(1,940)	(9,451)

Net loss	$(1,803)	$(476)	$(5,889)	$(433)	$(8,601)

Basic and diluted loss per share	$(0.61)	$(0.16)	$(1.99)	$(0.15)	$(2.90)

Weighted average shares outstanding - basic and diluted	2,978,855	2,976,166	2,963,674	2,963,371	2,970,403

	Quarter 1 April 2, 2003	Quarter 2 July 2, 2003	Quarter 3 October 1, 2003	Quarter 4 December 31, 2003	Year December 31, 2003
	(As Originally Restated *)	(As Originally Restated *)	(As Originally Restated *)	(As Originally Restated *)	(As Originally Restated *)
Net sales	$42,674	$47,587	$47,381	$48,530	$186,172

Cost of sales and expenses:
Cost of sales	9,461	11,019	11,402	11,662	43,544
Operating expenses	26,471	28,407	28,821	29,337	113,036
General and administrative expenses	3,179	2,856	2,554	2,731	11,320
Deferred rent, depreciation, amortization and preopening expenses	3,340	3,774	3,707	3,294	14,115
Asset impairment charge	—	—	3,580	—	3,580
Total cost of sales and expenses	42,451	46,056	50,064	47,024	185,595

Income (loss) from operations	223	1,531	(2,683)	1,506	577
Other (expense) income:
Adjustment of gain on Brinker Sale	—	—	—	650	650
Interest expense, net	(2,401)	(2,508)	(2,625)	(2,599)	(10,133)
Other expense	(2,401)	(2,508)	(2,625)	(1,949)	(9,483)

Net loss	$(2,178)	$(977)	$(5,308)	$(443)	$(8,906)

Basic and diluted loss per share	$(0.73)	$(0.33)	$(1.79)	$(0.15)	$(3.00)

Weighted average shares outstanding - basic and diluted	2,978,855	2,976,166	2,963,674	2,963,371	2,970,403

	Quarter 1 April 2, 2003	Quarter 2 July 2, 2003	Quarter 3 October 1, 2003	Quarter 4 December 31, 2003	Year December 31, 2003
	(As Restated *)	(As Restated *)	(As Restated *)	(As Restated *)	(As Restated *)
Net sales	$42,674	$47,587	$47,381	$48,530	$186,172

Cost of sales and expenses:
Cost of sales	9,461	11,019	11,402	11,662	43,544
Operating expenses	26,471	28,407	28,821	29,337	113,036
General and administrative expenses	3,179	2,856	2,554	2,731	11,320
Deferred rent, depreciation, amortization and preopening expenses	3,321	3,750	3,684	3,368	14,123
Asset impairment charge	—	—	3,580	—	3,580
Total cost of sales and expenses	42,432	46,032	50,041	47,098	185,603

Income (loss) from operations	242	1,555	(2,660)	1,432	569
Other (expense) income:
Adjustment of gain on Brinker Sale	—	—	—	650	650
Interest expense, net	(2,401)	(2,508)	(2,625)	(2,599)	(10,133)
Other expense	(2,401)	(2,508)	(2,625)	(1,949)	(9,483)

Net loss	$(2,159)	$(953)	$(5,285)	$(517)	$(8,914)

Basic and diluted loss per share	$(0.72)	$(0.32)	$(1.78)	$(0.17)	$(3.00)

Weighted average shares outstanding - basic and diluted	2,978,855	2,976,166	2,963,674	2,963,371	2,970,403

*                 Quarterly financial information has been restated to reflect the correction of errors related to lease accounting and depreciation expense, as discussed in Note 3.

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