Form 10-Q/A
period 2005-03-30
BERTUCCIS CORP
filed 2006-01-19
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) is being filed to amend Part I, Items 1, 2 and 4 and Part II, Item 6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2005 (the “Original 2005 First Quarter 10-Q”).

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2005, the Company discovered errors in its detailed property and equipment records.  Management then conducted an investigation into the extent and magnitude of these errors, which involved the calculation of depreciation expense on multiple property records and the related impact on income taxes for the fiscal years 1998 through 2004, inclusive, and the first two fiscal quarters of 2005 (the “Relevant Period”), to determine if a restatement of its financial statements was necessary.  Based upon this investigation, in January 2006 the Company determined additional aggregate depreciation expense of approximately $3.5 million was required for the Relevant Period and income tax expense was not properly adjusted in the Initial Restatement. As a result, the Company further determined a restatement of its financial statements, including those contained in its: (1) Annual Report on Form 10-K for the fiscal year ended December 29, 2004, which was originally filed with the SEC on April 13, 2005 (the “Original 2004 10-K”); (2) Original 2005 First Quarter 10-Q; and (3) Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2005, which was filed with the SEC on August 12, 2005 (the “Original 2005 Second Quarter 10-Q”) and together with the Original 2004 10-K and the Original 2005 First Quarter 10-Q, (the “Subject Filings”), was necessary. Accordingly, the Company determined it should amend the Subject Filings to reflect the proper recording of depreciation and income tax expense and its impact on the consolidated Balance Sheets, Statements of Operations, Stockholders’ Deficit, and Cash Flows for the periods reported therein.

BERTUCCI’S CORPORATION

FORM 10-Q/A

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

1)	Condensed Consolidated Balance Sheets as of March 30, 2005 (As Restated) (Unaudited) and December 29, 2004 (Unaudited)

2)	Condensed Consolidated Statements of Operations for the 13 Weeks Ended March 30, 2005 (As Restated) (Unaudited) and March 31, 2004 (As Restated) (Unaudited)

3)	Condensed Consolidated Statements of Cash Flow for the 13 Weeks Ended March 30, 2005 (As Restated) (Unaudited) and March 31, 2004 (As Restated) (Unaudited)

4)	Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

PART II:	OTHER INFORMATION
Item 6.	Exhibits

SIGNATURES

EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 30,	December 29,
	2005	2004
	(As Restated- See Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$9,848	$12,291
Restricted cash	2,178	2,403
Accounts receivable	1,046	1,334
Inventories	1,414	1,388
Prepaid expenses and other current assets	483	534
Total current assets	14,969	17,950

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	68,259	66,632
Furniture and equipment	45,177	44,537
	120,156	117,889
Less - accumulated depreciation and amortization	(60,021)	(57,101)
	60,135	60,788
Construction work in process	—	1,567
Net property and equipment	60,135	62,355

Goodwill	26,127	26,127
Deferred finance costs, net	2,688	2,862
Liquor licenses, net	2,400	2,414
Other assets	517	513
TOTAL ASSETS	$106,836	$112,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Promissory notes - current portion	$41	$40
Capital lease obligations - current portion	83	74
Accounts payable	6,726	7,819
Accrued expenses	13,498	16,457
Total current liabilities	20,348	24,390

Promissory notes, net of current portion	761	781
Capital lease obligations, net of current portion	6,073	6,102
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	1,975	2,002
Other long-term liabilities	8,610	8,368
Total liabilities	123,077	126,953
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,698,995 and 3,667,495 shares, respectively; Outstanding 2,946,982 and 2,915,482 shares, respectively	37	37
Less treasury shares, 752,013 at cost	(8,480)	(8,480)
Additional paid-in capital	29,190	29,046
Accumulated deficit	(36,988)	(35,335)
Total stockholders’ deficit	(16,241)	(14,732)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$106,836	$112,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended
	March 30,	March 31,
	2005	2004
	(As Restated - See Note 3)	(As Restated - See Note 3)
Net sales	$49,952	$49,426

Cost of sales and expenses:
Cost of sales	11,860	11,556
Operating expenses	30,454	29,627
General and administrative expenses	3,499	3,093
Depreciation, amortization, deferred rent and pre-opening expenses	3,142	3,166
Total cost of sales and expenses	48,955	47,442
Income from operations	997	1,984

Interest expense, net	(2,650)	(2,638)
Loss before income taxes	(1,653)	(654)

Income taxes	—	—

Net loss	$(1,653)	$(654)

Basic and diluted loss per share	$(0.57)	$(0.22)

Weighted average shares outstanding - basic and diluted	2,925,520	2,958,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2005	March 31, 2004
	(As Restated - See Note 3)	(As Restated - See Note 3)
Cash flows from operating activities
Net loss	$(1,653)	$(654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and deferred rent	3,109	3,142
Stock compensation expense	144	—
Changes in operating assets and liabilities
Inventories	(26)	(140)
Prepaid expenses, receivables and other	339	(863)
Other accrued expenses	(2,681)	(2,291)
Accounts payable	(1,093)	(1,162)
Tenant allowance received	—	356
Other operating assets and liabilities	(4)	(67)

Total adjustments	(212)	(1,025)

Net cash used in operating activities	(1,865)	(1,679)

Cash flows from investing activities
Additions to property and equipment	(764)	(1,791)
Decrease in restricted cash	225	—

Net cash used in investing activities	(539)	(1,791)

Cash flows from financing activities
Purchase of treasury shares	—	(62)
Payment on promissory note	(19)	(19)
Principal payments under capital lease obligations	(20)	(9)

Net cash provided by (used in) financing activities	(39)	(90)

Net decrease in cash and cash equivalents	(2,443)	(3,560)
Cash and cash equivalents, beginning of year	12,291	12,647
Cash and cash equivalents, end of period	$9,848	$9,087

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,822	$4,826
Cash paid for income taxes	$16	$18

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

Notes To Condensed Consolidated Financial Statements

March 30, 2005

(Unaudited)

1.  Basis of Presentation

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2004, which was filed with the SEC on January 19, 2006 (the “2004 Annual Report Amendment”).  The operating results for the thirteen weeks ended March 30, 2005 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 28, 2005.

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

3.  Restatement of Financial Statements

Initial Restatement

In the first quarter of 2005 the Company initiated a review of its lease accounting, including leased liquor licenses, and leasehold depreciation practices. As a result, the Company corrected its accounting for leases and restated its financial statements for all periods prior to December 29, 2004 and certain financial information to correct errors in lease accounting policies (the “ Initial Restatement”). The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows.  Also, the Company had historically recognized rent on a straight-line basis over a lease term commencing with the initial occupancy date, or Company-operated retail store opening date.  In addition, the depreciable lives of certain leasehold improvements and other long-lived assets on those properties were not aligned with the non-cancelable lease term.

Following this review of its lease accounting treatment and relevant accounting literature, the Company determined it should:  (a) report tenant improvement allowances as deferred liabilities in the consolidated balance sheets and initiate the amortization of those liabilities at the relevant initial occupancy date;  (b) classify the change in the deferred liability related to the tenant allowances in the operating activities on the Condensed Consolidated Statements of Cash Flows; (c) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent; and (d) include option periods in the depreciable lives assigned to leased buildings and leasehold improvements and in the calculation of straight-line rent expense only in instances in the which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

The restatement for leaseholds also resulted in restatements of amounts previously reported for asset impairments.

The Initial Restatement did not have any impact on the Company’s previously reported net sales or compliance with any covenant under its debt instruments.

Current Restatement

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2005, the Company discovered errors in its detailed property and equipment records adjusted during the Initial Restatement.  Management then conducted an investigation into the extent and magnitude of these errors, which involved the calculation of depreciation expense on multiple property records and the related impact on income taxes for the Relevant Period, to determine if a restatement of its financial statements was necessary.  Based upon this investigation, in January 2006 the Company determined additional aggregate depreciation expense of approximately $3.5 million was required for the Relevant Period and income tax expense was not properly adjusted in the Initial Restatement. As a result, the Company further determined a restatement of its financial statements, including those contained in the Subject Filings, was necessary (the “Current Restatement”). Accordingly, the Company determined it should amend the Subject Filings to reflect the proper recording of depreciation and income tax expense and its impact on the consolidated Balance Sheets, Statements of Operations, Stockholders’ Deficit, and Cash Flows for the periods reported therein.

The Company also restated its Statements of Cash Flows to present the change in restricted cash as an investing activity. These amounts had previously been reported as a financing activity.

The Current Restatement did not have any impact on the Company’s previously reported net sales during the Relevant Period. The following is a summary of the impact of the Current Restatement on the Company’s condensed consolidated statements of operations and cash flow for the thirteen weeks ended March 30, 2005 and March 31, 2004 (in thousands, except per share data):

For the quarter ended March 30, 2005

	As Previously Reported	As Restated
Deferred rent, depreciation, amortization and pre-opening expenses	$3,226	$3,142
Income from operations	913	997
Net loss	(1,737)	(1,653)

Basic and diluted loss per share	$(0.59)	$(0.57)

Cash flows used in investing activities	(764)	(539)
Cash flows from (used in) financing activities	186	(39)

For the quarter ended March 31, 2004

	As Previously Reported	As Originally Restated (*)	As Restated
Operating expenses	$29,639	$29,627	$29,627
Deferred rent, depreciation, amortization and pre-opening expenses	3,232	3,309	3,166
Income from operations	1,906	1,841	1,984
Interest expense, net	(2,629)	(2,638)	(2,638)
Net loss	(723)	(797)	(654)

Basic and diluted loss per share	$(0.24)	$(0.27)	$(0.22)

Cash flows used in operating activities	$(2,038)	$(1,679)	$(1,679)
Cash flows used in investing activities	(1,435)	(1,791)	(1,791)
Cash flows used in financing activities	(87)	(90)	(90)

(*) –As reported in the Original 2005 First Quarter 10-Q as a result of the Initial Restatement.

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

Activity within the reserve was as follows (in thousands):

	Thirteen weeks ended
	March 30,	March 31,
	2005	2004

Balance, beginning of the year	$659	$1,449
Payments charged against reserve	(157)	(184)
Balance, end of period	$502	$1,265

Current portion (included in accrued expenses)	$324	$615
Noncurrent portion	178	650
	$502	$1,265

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

8.  Stock-Based Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net loss and loss per share on a pro forma basis. The Company’s stock-based compensation plan is described more fully in Note 10 of Notes to Consolidated Financial Statements in its 2004 Annual Report Amendment. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. With the exception of one modification to a grant during 2003, no stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Thirteen weeks ended
	March 30,	March 31,
	2005	2004

Net loss, as reported	$(1,653)	$(654)
Add: Stock-based employee compensation expense included in reported net loss	144	—

Adjust: Net stock-based employee compensation expense determined under fair value based method for all awards	(191)	(96)

Pro forma net loss	$(1,700)	$(750)

Basic and diluted loss per share
As reported	$(0.57)	$(0.22)
Pro forma	$(0.58)	$(0.25)

During the quarter ended March 30, 2005, the Company awarded bonuses to two senior employees and certain officers and independent members of the Board of Directors consisting of an aggregate of 31,500 shares of Common Stock with a fair value of $4.56 per share. Accordingly, the grant of such shares resulted in a $144,000 compensation charge to the Company. The recipients of these awards acknowledged in writing the transfer of their shares is subject to the provisions of a Stockholders’ Agreement, which are summarized in “Security Ownership of Certain Beneficial Owners and Management - Shareholders Agreement” in the Original 2004 10-K.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements other than statements of historical facts included in this Report on Form 10-Q/A and the Original 2005 First Quarter 10-Q, including, without limitation, statements set forth under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to materially differ include, without limitation: (a) the Company’s high degree of leverage which could, among other things, reduce the Company’s ability to obtain financing for operations and expansion, place the Company at a competitive disadvantage and limit the Company’s flexibility to adjust to changing market conditions; (b) the challenges of managing geographic expansion; (c) changes in food costs, supplies and key supplier relationships; and (d) the possible adverse impact of government regulation on the Company.  Other factors that could adversely affect the Company’s business and prospects are described in its filings with the Securities and Exchange Commission.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the condensed consolidated financial statements of Bertucci’s Corporation (the “Company”), and the notes thereto included herein, as well as the Original 2004 10-K, as amended by the 2004 Annual Report Amendment.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the Current Restatement of the Consolidated Financial Statements discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s condensed consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA

(Percentage of Net Sales)

	Thirteen weeks ended
	March 30,	March 31,
	2005	2004

Net sales	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	23.7%	23.4%
Operating expenses	61.0%	59.9%
General and administrative expenses	7.0%	6.3%
Depreciation, amortization, deferred rent, and pre-opening expenses	6.3%	6.4%
Total cost of sales and expenses	98.0%	96.0%

Income from operations	2.0%	4.0%
Interest expense, net	(5.3)%	(5.3)%
Loss before income taxes	(3.3)%	(1.3)%

Income taxes	—	—

Net loss	(3.3)%	(1.3)%

Restaurant Operating Data:
Increase in comparable restaurant sales (a)	(1.6)%	4.9%
Number of restaurants:
Restaurants open, beginning of period	91	89
Restaurants opened	1	1
Total restaurants open, end of period	92	90

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

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses was essentially flat at $3.1 million during the first quarter of 2005 compared to the first quarter of 2004.  A decrease in deferred rent essentially offset increased depreciation expense. Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 6.3% in the first quarter of 2005 from 6.4% during the first quarter of 2004.

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

There have been no material changes to the Company’s contractual obligations and commitments from those disclosed in the Company’s Original 2004 10-K.

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

The Company’s critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  The Company believes its critical accounting policies relate to the impairment of long-lived assets, income tax valuation allowances, self-insurance and closed restaurant reserves. For a more detailed discussion of the Company’s critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in the 2004 Annual Report Amendment.  There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2004 Annual Report Amendment.

Item 4. CONTROLS AND PROCEDURES

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

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2005, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  In performing this evaluation, management became aware of errors in its detailed property and equipment records.  These errors involved the calculation of depreciation expense on multiple property records and the related impact on income taxes during the Relevant Period.

Subsequent to the discovery of these errors, management conducted an investigation concerning the extent and magnitude of these errors.  As a result of this inquiry, on January 12, 2006 the Audit Committee and management concluded that: (1) the Company’s depreciation and income tax expense accounting practices were not appropriate as of March 30, 2005; (2) aggregate additional depreciation expense of approximately $3.5 million needed to be recorded in its financial statements for the Relevant Period, and income tax expense was not properly adjusted in the Initial Restatement, and therefore, its financial statements relating to the Relevant Period were required to be restated; and (3) the Company needed to amend the Subject Filings and restate the financial statements contained therein and reflect the proper recording of depreciation and income tax expense for the periods reported therein (collectively, the “Subject Financial Statements”).  See Note 3 of Notes to Condensed Consolidated Financial Statements.  Based on the determination the Company’s depreciation and income tax expense accounting practices were not appropriate as of March 30, 2005, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date.

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

Remediation Steps to Address Material Weakness.  To remediate the material weakness in the Company’s internal control over financial reporting, the Company has reperformed all of the necessary calculations and added sufficient review and approval procedures to assure management the material weakness has been corrected.

Change in Internal Control Over Financial Reporting.  In connection with preparation of the Company’s Original 2004 10-K, and in light of the restatement of all financial statements for all periods prior to September 29, 2004 discussed in Note 3 of Notes to Condensed Consolidated Financial Statements included in the Original 2004 10-K, the Company concluded a material weakness existed in the Company’s internal control over financial reporting as it related to it lease accounting and lease depreciation practices.  In March 2005, a review of lease accounting practices was completed and additional controls over lease accounting and lease depreciation practices were implemented.  There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company did, however, make changes to its internal control over financial reporting in the first fiscal quarter of 2006, by making the changes to its depreciation and income tax expense accounting practices set forth above.

PART II: OTHER INFORMATION

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

BERTUCCI’S CORPORATION
(Registrant)

Date: January 19, 2006	By:	/s/ Stephen V. Clark
Chief Executive Officer and Director

Date: January 19, 2006	By:	/s/ David G. Lloyd
President, Chief Financial Officer and Director