Form 10-Q/A
period 2005-06-29
BERTUCCIS CORP
filed 2006-01-19
CIK 1061588

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) is being filed to amend Part I, Items 1, 2 and 4 and Part II, Item 6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2005 (the “Original 2005 Second Quarter 10-Q”).

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2005, the Company discovered errors in its detailed property and equipment records.  Management then conducted an investigation into the extent and magnitude of these errors, which involved the calculation of depreciation expense on multiple property records and the related impact on income taxes for the fiscal years 1998 through 2004, inclusive, and the first two fiscal quarters of 2005 (the “Relevant Period”), to determine if a restatement of its financial statements was necessary. Based upon this investigation, in January 2006 the Company determined additional aggregate depreciation expense of approximately $3.5 million was required for the Relevant Period and income tax expense was not properly adjusted in the Initial Restatement. As a result, the Company further determined a restatement of its financial statements, including those contained in its: (1) Annual Report on Form 10-K for the fiscal year ended December 29, 2004, which was originally filed with the SEC on April 13, 2005 (the “Original 2004 10-K”); (2) Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2005, which was originally filed with the SEC on May 13, 2005 (the “Original 2005 First Quarter 10-Q”) and together with the Original 2004 10-K and the Original 2005 Second Quarter 10-Q, (the “Subject Filings”); and (3) Original 2005 Second Quarter 10-Q, was necessary.  Accordingly, the Company determined it should amend the Subject Filings to reflect the proper recording of depreciation and income tax expense and its impact on the consolidated Balance Sheets, Statements of Operations, Stockholders’ Deficit, and Cash Flows for the periods reported therein.

BERTUCCI’S CORPORATION

FORM 10-Q/A

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

1)	Condensed Consolidated Balance Sheets as of June 29, 2005 (As Restated) (Unaudited) and December 29, 2004 (Unaudited)

2)	Condensed Consolidated Statements of Operations For the 13 and 26 Weeks Ended June 29, 2005 (As Restated) (Unaudited) and June 30, 2004 (as Restated) (Unaudited)

3)	Condensed Consolidated Statements of Cash Flow for the 26 Weeks Ended June 29, 2005 (As Restated) (Unaudited) and June 30, 2004 (as Restated) (Unaudited)

4)	Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

PART II:	OTHER INFORMATION
Item 6.	Exhibits

SIGNATURES

EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 29,	December 29,
	2005	2004
	(As Restated - See note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$14,520	$12,291
Restricted cash	2,189	2,403
Accounts receivable	1,100	1,334
Inventories	1,465	1,388
Prepaid expenses and other current assets	472	534
Total current assets	19,746	17,950

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	67,946	66,632
Furniture and equipment	45,713	44,537
	120,379	117,889
Less - accumulated depreciation and amortization	(63,094)	(57,101)
	57,285	60,788
Construction work in process	—	1,567
Net property and equipment	57,285	62,355

Goodwill	26,127	26,127
Deferred finance costs, net	2,514	2,862
Liquor licenses, net	2,386	2,414
Other assets	572	513
TOTAL ASSETS	$108,630	$112,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Promissory notes - current portion	$41	$40
Capital lease obligations - current portion	83	74
Accounts payable	7,344	7,819
Accrued expenses	15,723	16,457
Total current liabilities	23,191	24,390

Promissory notes, net of current portion	761	781
Capital lease obligations, net of current portion	6,051	6,102
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	1,947	2,002
Other long-term liabilities	8,583	8,368
Total liabilities	125,843	126,953
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value
Authorized - 8,000,000 shares Issued - 3,699,745 and 3,667,495 shares, respectively; Outstanding 2,947,732 and 2,915,482 shares, respectively	37	37
Less treasury shares, 752,013 at cost	(8,480)	(8,480)
Additional paid-in capital	29,192	29,046
Accumulated deficit	(37,962)	(35,335)
Total stockholders’ deficit	(17,213)	(14,732)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$108,630	$112,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	June 30,	June 29,	June 30,
	2005	2004	2005	2004
	(As Restated - See Note 3)	(As Restated - See Note 3)	(As Restated - See Note 3)	(As Restated - See Note 3)
Net sales	$52,580	$51,754	$102,532	$101,180

Cost of sales and expenses:
Cost of sales	12,322	12,883	24,182	24,439
Operating expenses	31,391	33,469	61,845	63,096
General and administrative expenses	3,283	3,478	6,782	6,571
Asset impairment charge	907	3,894	907	3,894
Depreciation, amortization, deferred rent and pre-opening expenses	3,029	3,108	6,172	6,274
Total cost of sales and expenses	50,932	56,832	99,888	104,274
Income (loss) from operations	1,648	(5,078)	2,644	(3,094)
Interest expense, net	(2,621)	(2,661)	(5,271)	(5,299)
Loss before income taxes	(973)	(7,739)	(2,627)	(8,393)

Income taxes	—	—	—	—

Net loss	$(973)	$(7,739)	$(2,627)	$(8,393)

Basic and diluted loss per share	$(0.33)	$(2.63)	$(0.89)	$(2.84)

Weighted-average shares outstanding - basic and diluted	2,947,691	2,945,040	2,936,626	2,951,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 29, 2005	June 30, 2004
	(As Restated - See Note 3)	(As Restated - See Note 3)
Cash flows from operating activities
Net loss	$(2,627)	$(8,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and deferred rent	6,335	6,389
Asset impairment charge	907	3,894
Stock compensation expense	146	—
Changes in operating assets and liabilities
Inventories	(77)	(156)
Prepaid expenses, receivables and other	546	(31)
Other accrued expenses	(728)	(549)
Accounts payable	(475)	600
Tenant allowance received	—	356
Other operating assets and liabilities	(59)	(11)
Total adjustments	6,595	10,492
Net cash provided by operating activities	3,968	2,099

Cash flows from investing activities
Additions to property and equipment	(1,892)	(3,786)
Decrease in restricted cash	214	—
Net cash used in investing activities	(1,678)	(3,786)

Cash flows from financing activities
Purchase of treasury shares	—	(133)
Sale of common stock from exercise of options	—	10
Payment on promissory note	(19)	(19)
Principal payments under capital lease obligations	(42)	(20)

Net cash used in financing activities	(61)	(162)

Net increase (decrease) in cash and cash equivalents	2,229	(1,849)
Cash and cash equivalents, beginning of year	12,291	12,647
Cash and cash equivalents, end of period	$14,520	$10,798

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,052	$5,042
Cash paid for income taxes	$84	$354

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

3.  Restatement of Financial Statements

Initial Restatement

In the first quarter of 2005 the Company initiated a review of its lease accounting, including leased liquor licenses, and leasehold depreciation practices. As a result, the Company corrected its accounting for leases and restated its financial statements for all periods prior to December 29, 2004 and certain financial information to correct errors in lease accounting policies (the “Initial Restatement”). The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows.  Also, the Company had historically recognized rent on a straight-line basis over a lease term commencing with the initial occupancy date, or Company-operated retail store opening date.  In addition, the depreciable lives of certain leasehold improvements and other long-lived assets on those properties were not aligned with the non-cancelable lease term.

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

The Current Restatement did not have any impact on the Company’s previously reported net sales during the Relevant Period. The following is a summary of the impact of the Current Restatement on the Company’s condensed consolidated statements of operations and cash flow for the thirteen and twenty-six weeks ended June 29, 2005 and June 30, 2004 (in thousands, except per share data):

For the periods ended June 29, 2005

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	As Previously Reported	As Restated	As Previously Reported	As Restated
Deferred rent, depreciation, amortization and pre-opening expenses	$3,108	$3,029	$6,334	$6,172
Income from operations	1,569	1,648	2,482	2,644
Net loss	(1,052)	(973)	(2,789)	(2,627)

Basic and diluted loss per share	$(0.36)	$(0.33)	$(0.95)	$(0.89)

For the periods ended June 30, 2004

	Thirteen Weeks Ended
	As Previously Reported	As Originally Restated (*)	As Restated
Operating expenses	$33,480	$33,469	$33,469
Deferred rent, depreciation, amortization and pre-opening expenses	3,112	3,261	3,108
Asset impairment charge	3,338	3,894	3,894
Loss from operations	(4,537)	(5,231)	(5,078)
Interest expense, net	(2,652)	(2,661)	(2,661)
Net loss	(7,189)	(7,892)	(7,739)

Basic and diluted loss per share	$(2.44)	$(2.68)	$(2.63)

For the periods ended June 30, 2004

	Twenty-six Weeks Ended
	As Previously Reported	As Originally Restated (*)	As Restated
Operating expenses	$63,119	$63,096	$63,096
Deferred rent, depreciation, amortization and pre-opening expenses	6,345	6,570	6,274
Asset impairment charge	3,338	3,894	3,894
Loss from operations	(2,632)	(3,390)	(3,094)
Interest expense, net	(5,280)	(5,299)	(5,299)
Net loss	(7,912)	(8,689)	(8,393)

Basic and diluted loss per share	$(2.68)	$(2.94)	$(2.84)

Cash flows from operating activities	$1,738	$2,099	$2,099
Cash flows used in investing activities	(3,430)	(3,786)	(3,786)
Cash flows used in financing activities	(157)	(162)	(162)

(*) –As reported in the Original 2005 Second Quarter 10-Q as a result of the Initial Restatement.

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

Activity within the reserve was as follows (in thousands):

	Twenty-six weeks ended
	June 29,	June 30,
	2005	2004

Balance, beginning of the year	$659	$1,449
Payments charged against reserve	(225)	(328)
Balance, end of period	$434	$1,121

Current portion (included in accrued expenses)	$252	$615
Noncurrent portion	182	506
	$434	$1,121

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	June 30,	June 29,	June 30,
	2005	2004	2005	2004

Net loss, as reported	$(973)	$(7,739)	$(2,627)	$(8,393)
Add: Stock-based employee compensation expense included in reported net loss	2	—	146	—

Adjust: Net stock-based employee compensation income (expense) determined under fair value based method for all awards	65	(78)	(126)	(156)

Pro forma net loss	$(906)	$(7,817)	$(2,607)	$(8,549)

Basic and diluted loss per share
As reported	$(0.33)	$(2.63)	$(0.89)	$(2.84)
Pro forma	$(0.31)	$(2.65)	$(0.89)	$(2.90)

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements other than statements of historical facts included in this Report on Form 10-Q/A and the Original 2005 Second Quarter 10-Q, including, without limitation, statements set forth under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to materially differ include, without limitation: (a) the Company’s high degree of leverage which could, among other things, reduce the Company’s ability to obtain financing for operations and expansion, place the Company at a competitive disadvantage and limit the Company’s flexibility to adjust to changing market conditions; (b) the challenges of managing geographic expansion; (c) changes in food costs, supplies and key supplier relationships; and (d) the possible adverse impact of government regulation on the Company.

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

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s condensed consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA

(Percentage of Net Sales)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	June 30,	June 29,	June 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	23.4%	24.9%	23.6%	24.2%
Operating expenses	59.8%	64.7%	60.3%	62.4%
General and administrative expenses	6.2%	6.7%	6.6%	6.5%
Asset impairment charge	1.7%	7.5%	0.9%	3.8%
Depreciation, amortization, deferred rent, and pre-opening expenses	5.8%	6.1%	6.0%	6.2%
Total cost of sales and expenses	96.9%	109.9%	97.4%	103.1%

Income (loss) from operations	3.1%	(9.9)%	2.6%	(3.1)%
Interest expense, net	(5.0)%	(5.1)%	(5.1)%	(5.2)%
Loss before income taxes	(1.9)%	(15.0)%	(2.5)%	(8.3)%

Income taxes	—	—	—	—

Net loss	(1.9)%	(15.0)%	(2.5)%	(8.3)%

Restaurant Operating Data:
Increase in comparable restaurant sales (a)	(0.7)%	1.0%	(1.1)%	2.9%
Number of restaurants:
Restaurants open, beginning of period	92	90	91	89
Restaurants opened	—	—	1	1
Total restaurants open, end of period	92	90	92	89

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

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $100,000, or 3.3%, to $3.0 million during the second quarter of 2005 from $3.1 million during the second quarter of 2004.  The decrease is primarily due to reduced deferred rent and pre-opening expenses (fewer restaurant openings). Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 5.8% in the second quarter of 2005 from 6.1% during the second quarter of 2004.

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

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $100,000, or 1.6%, to $6.2 million during the first two quarters of 2005 from $6.3 million during the first two quarters of 2004.  The decrease is primarily due to reduced deferred rent as the majority of restaurant leases are past the half-way point of their primary terms (and renewal periods where properly includable). Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 6.0% in the first two quarters of 2005 from 6.2% during the first two quarters of 2004.

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

There have been no material changes to the Company’s contractual obligations and commitments from those disclosed in the Original 2004 10-K.

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

Subsequent to the discovery of these errors, management conducted an investigation concerning the extent and magnitude of these errors.  As a result of this inquiry, on January 12, 2006 the Audit Committee and management concluded that: (1) the Company’s depreciation and income tax expense accounting practices were not appropriate as of June 29, 2005; (2) aggregate additional depreciation expense of approximately $3.5 million needed to be recorded in its financial statements for the Relevant Period, and income tax expense was not properly adjusted in the Initial Restatement, and therefore, its financial statements relating to the Relevant Period were required to be restated; and (3) the Company needed to amend the Subject Filings and restate the financial statements contained therein and reflect the proper recording of depreciation and income tax expense for the periods reported therein (collectively, the “Subject Financial Statements”).  See Note 3 of Notes to Condensed Consolidated Financial Statements. Based on the determination that the Company’s depreciation and income tax expense accounting practices were not appropriate as of June 29, 2005, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date.

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

Change in Internal Control Over Financial Reporting.  There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company did, however, make changes to its internal control over financial reporting in the first fiscal quarter of 2006, by making the changes to its depreciation and income tax expense accounting practices set forth above.

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