Form 10-Q
period 2005-09-28
BERTUCCIS CORP
filed 2006-01-19
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Voluntarily Filed Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Quarterly Period Ended September 28, 2005

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

Yes   ☐   No   ☒

3,012,982 shares of the registrant’s Common Stock were outstanding on January 10, 2006

BERTUCCI’S CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

1)	Condensed Consolidated Balance Sheets as of September 28, 2005 (Unaudited) and December 29, 2004 (Unaudited)

2)	Condensed Consolidated Statements of Operations For the 13 and 39 Weeks Ended September 28, 2005 (Unaudited) and September 29, 2004 (As Restated) (Unaudited)

3)	Condensed Consolidated Statements of Cash Flow for the 39 Weeks Ended September 28, 2005 (Unaudited) and September 29, 2004 (As Restated) (Unaudited)

4)	Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 28,	December 29,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$13,771	$12,291
Restricted cash	2,180	2,403
Accounts receivable	696	1,334
Inventories	1,438	1,388
Prepaid expenses and other current assets	367	534
Total current assets	18,452	17,950

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	68,524	66,632
Furniture and equipment	46,523	44,537
	121,767	117,889
Less - accumulated depreciation and amortization	(65,746)	(57,101)
	56,021	60,788
Construction work in process	—	1,567
Net property and equipment	56,021	62,355

Goodwill	26,127	26,127
Deferred finance costs, net	2,340	2,862
Liquor licenses, net	2,372	2,414
Other assets	639	513
TOTAL ASSETS	$105,951	$112,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Promissory notes - current portion	$41	$40
Capital lease obligations - current portion	83	74
Accounts payable	6,887	7,819
Accrued expenses	13,918	16,457
Total current liabilities	20,929	24,390

Promissory notes, net of current portion	739	781
Capital lease obligations, net of current portion	6,028	6,102
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	1,920	2,002
Other long-term liabilities	8,478	8,368
Total liabilities	123,404	126,953
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,764,995 and 3,667,495 shares, respectively; Outstanding 3,012,982 and 2,915,482 shares, respectively	38	37
Less treasury shares, 752,013 at cost	(8,480)	(8,480)
Additional paid-in capital	29,617	29,046
Accumulated deficit	(38,628)	(35,335)
Total stockholders’ deficit	(17,453)	(14,732)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,951	$112,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 29,	September 28,	September 29,
	2005	2004	2005	2004
		(As Restated - See Note 3)		(As Restated - See Note 3)
Net sales	$49,654	$49,260	$152,185	$150,440

Cost of sales and expenses:
Cost of sales	11,316	12,256	35,498	36,695
Operating expenses	30,051	29,509	91,895	92,605
General and administrative expenses	3,740	2,655	10,521	9,226
Asset impairment charge	—	—	907	3,894
Depreciation, amortization, deferred rent and pre-opening expenses	2,601	3,244	8,773	9,518
Total cost of sales and expenses	47,708	47,664	147,594	151,938
Income (loss) from operations	1,946	1,596	4,591	(1,498)
Interest expense, net	(2,613)	(2,664)	(7,884)	(7,963)
Loss before income taxes	(667)	(1,068)	(3,293)	(9,461)

Income taxes	—	—	—	—

Net loss	$(667)	$(1,068)	$(3,293)	$(9,461)

Basic and diluted loss per share	$(0.23)	$(0.36)	$(1.12)	$(3.21)

Weighted-average shares outstanding - basic and diluted	2,953,864	2,944,377	2,942,372	2,949,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 28, 2005	September 29, 2004
		(As Restated - See Note 3)
Cash flows from operating activities
Net loss	$(3,293)	$(9,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and deferred rent	9,109	9,572
Asset impairment charge	907	3,894
Stock compensation expense	172	—
Changes in operating assets and liabilities
Inventories	(50)	(227)
Prepaid expenses, receivables and other	847	(45)
Other accrued expenses	(2,598)	(3,045)
Accounts payable	(932)	(167)
Tenant allowance received	208	356
Other operating assets and liabilities	(127)	41

Total adjustments	7,536	10,379

Net cash provided by operating activities	4,243	918

Cash flows from investing activities
Additions to property and equipment	(3,280)	(6,381)
Decrease (increase) in restricted cash	223	(791)

Net cash used in investing activities	(3,057)	(7,172)

Cash flows from financing activities
Purchase of treasury shares	—	(142)
Sale of common stock	400	10
Payment on promissory note	(41)	(40)
Principal payments under capital lease obligations	(65)	(33)

Net cash provided by (used in) financing activities	294	(205)

Net increase (decrease) in cash and cash equivalents	1,480	(6,459)
Cash and cash equivalents, beginning of year	12,291	12,647
Cash and cash equivalents, end of period	$13,771	$6,188

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,880	$9,863
Cash paid for income taxes	$50	$380

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

Notes To Condensed Consolidated Financial Statements

September 28, 2005

(Unaudited)

1.  Basis of Presentation

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein.  It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2004, which was filed with the Securities and Exchange Commission on January 19, 2006 (the “2004 Annual Report Amendment”).  The operating results for the thirty-nine weeks ended September 28, 2005 may not be indicative of the results expected for any succeeding interim period or for the entire year ending December 28, 2005.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections–A Replacement of APB Opinion No. 20 and FASB Statement No. 3  (“SFAS No. 154”).  SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable.  SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change of estimate affected by a change in accounting principle.  SFAS No. 154 also carries forward without change the guidance in Accounting Principals Board (“APB”) Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements.  The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Current Restatement

In connection with the preparation of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2005, the Company discovered errors in its detailed property and equipment records adjusted during the Initial Restatement.  Management then conducted an investigation into the extent and magnitude of these errors, which involved the calculation of depreciation expense on multiple property records and the related impact on income taxes for the fiscal years 1998 through 2004, inclusive, and the first two fiscal quarters of 2005 (the “Relevant Period”), to determine if a restatement of its financial statements was necessary.  Based upon this investigation, in January 2006 the Company determined additional aggregate depreciation expense of approximately $3.5 million was required for the Relevant Period and income tax expense was not properly adjusted in the Initial Restatement.  Based upon this investigation, in January 2006 the Company determined an additional aggregate depreciation expense of approximately $3.5 million was required for the Relevant Period and a restatement of its financial statements, including those contained in its: (1) Annual Report on Form 10-K for the fiscal year ended December 29, 2004, which was filed with the SEC on April 13, 2005 (the “Original 2004 10-K”); (2) Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2005, which was filed with the SEC on May 13, 2005 (the “Original 2005 First Quarter 10-Q”); and (3) Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2005, which was filed with the SEC on August 12, 2005 (the “Original 2005 Second Quarter 10-Q”), and together with the Original 2004 10-K and the Original 2005 First Quarter 10-Q, (the “Subject Filings”), was necessary (the “Current Restatement”). Accordingly, the Company determined it should amend the Subject Filings to reflect the proper recording of depreciation and income tax expense and its impact on the consolidated Balance Sheets, Statements of Operations, Stockholders’ Deficit, and Cash Flows for the periods reported therein.

The Company also restated its Statements of Cash Flows to present the change in restricted cash as an investing activity. These amounts had previously been reported as a financing activity.

The Current Restatement did not have any impact on the Company’s previously reported net sales during the Relevant Period. The following is a summary of the impact of the Current Restatement on the Company’s condensed consolidated statements of operations and cash flow for the thirteen and thirty-nine weeks ended September 29, 2004 (in thousands, except per share data):

For the periods ended September 29, 2004

	Thirteen Weeks Ended
	As Previously Reported	As Originally Restated	As Restated
Operating expenses	$29,521	$29,509	$29,509
Deferred rent, depreciation, amortization and pre-opening expenses	3,111	3,379	3,244
Income (loss) from operations	1,717	1,461	1,596
Interest expense, net	(2,654)	(2,664)	(2,664)
Net loss	(937)	(1,203)	(1,068)

Basic and diluted loss per share	(0.32)	(0.41)	(0.36)

	Thirty-nine Weeks Ended
	As Previously Reported	As Originally Restated	As Restated
Operating expenses	$92,640	$92,605	$92,605
Deferred rent, depreciation, amortization and pre-opening expenses	9,456	9,949	9,518
Asset impairment charge	3,338	3,894	3,894
Income (loss) from operations	(915)	(1,929)	(1,498)
Interest expense, net	(7,934)	(7,963)	(7,963)
Net loss	(8,849)	(9,892)	(9,461)

Basic and diluted loss per share	(3.00)	(3.35)	(3.21)

Cash flows from operating activities	555	918	918
Cash flows used in investing activities	(6,025)	(6,381)	(7,172)
Cash flows used in financing activities	(989)	(996)	(205)

4.  Liquor Licenses

Transferable liquor licenses purchased are accounted for at the lower of cost or fair market value and are not amortized.  Annual renewal fees are expensed as incurred.  The carrying value of transferable liquor licenses was $2.0 million at each of September 28, 2005 and December 29, 2004. Non-transferable liquor licenses are amortized on a straight-line basis over the contractual life of the license.  Accumulated amortization at September 28, 2005 and December 29, 2004 for non-transferable liquor licenses was $182,000 and $140,000, respectively.  Amortization expense for the thirty-nine weeks ended September 28, 2005 was $42,000 and is expected to be $56,000 per year through fiscal 2010.

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

The closed restaurant reserve was calculated net of sublease income at ten locations partially or fully subleased as of September 28, 2005.

The Company remains primarily liable for the remaining lease obligations should the sublessee default.  Total sublease income excluded from the reserve is approximately $6.2 million for subleases expiring at various dates through 2017.  There have been no defaults by sublessees to date.

Activity within the reserve was as follows (in thousands):

	Thirty-nine weeks ended
	September 28,	September 29,
	2005	2004

Balance, beginning of the year	$659	$1,449
Payments charged against reserve	(255)	(469)
Balance, end of period	$404	$980

Current portion (included in accrued expenses)	$288	$615
Noncurrent portion	116	365
	$404	$980

6.  Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the periods ended September 28, 2005 and September 29, 2004 options representing 963,929 and 554,021 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

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

8.  Stock-Based Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net loss and loss per share on a pro forma basis. The Company’s stock-based compensation plan is described more fully in Note 10 of Notes to Consolidated Financial Statements in the 2004 Annual Report Amendment and in the Company’s Form 8-K filed with the SEC on October 3, 2005. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	June 30,	June 29,	June 30,
	2005	2004	2005	2004

Net loss, as reported	$(667)	$(1,068)	$(3,293)	$(9,461)
Add: Stock-based employee compensation expense included in reported net loss	26	—	172	—

Adjust: Net stock-based employee compensation income (expense) determined under fair value based method for all awards	(3)	61	(130)	(95)

Pro forma net loss	$(644)	$(1,007)	$(3,251)	$(9,556)

Basic and diluted loss per share
As reported	$(0.23)	$(0.36)	$(1.12)	$(3.21)
Pro forma	$(0.22)	$(0.34)	$(1.10)	$(3.24)

During the first three quarters of 2005, the Company awarded bonuses to two senior employees and certain officers and independent members of the Board of Directors consisting of an aggregate of 37,500 shares of Common Stock with an average fair value of $4.59 per share. Accordingly, the grant of such shares resulted in a $172,000 compensation charge to the Company.

During the third quarter of 2005, the Company’s Board of Directors approved the adoption of the Bertucci’s Corporation Amended and Restated 1997 Equity Incentive Plan (the “Plan”) to increase the number of shares that are available for issuance under the Plan from 750,000 to 1,100,000.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements other than statements of historical facts included in this Report on Form 10-Q, including, without limitation, statements set forth under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to materially differ include, without limitation: (a) the Company’s high degree of leverage which could, among other things, reduce the Company’s ability to obtain financing for operations and expansion, place the Company at a competitive disadvantage and limit the Company’s flexibility to adjust to changing market conditions; (b) the challenges of managing geographic expansion; (c) changes in food costs, supplies and key supplier relationships; and (d) the possible adverse impact of government regulation on the Company.  Other factors that could adversely affect the Company’s business and prospects are described in its filings with the SEC.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the condensed consolidated financial statements of Bertucci’s Corporation (the “Company”), and the notes thereto included herein, as well as the Original 2004 10-K, as amended by the 2004 Annual Report Amendment.

General

Bertucci’s Corporation, a Delaware corporation (the “Company”), is the owner and operator of a chain of full-service casual dining, Italian-style restaurants under the names Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®. As of September 28, 2005, the Company operated 92 restaurants located primarily in the northeastern United States.

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

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s condensed consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA

(Percentage of Net Sales)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 29,	September 28,	September 29,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	22.8%	24.9%	23.3%	24.4%
Operating expenses	60.5%	59.9%	60.4%	61.6%
General and administrative expenses	7.5%	5.4%	6.9%	6.1%
Asset impairment charge	—	—	0.6%	2.6%
Depreciation, amortization, deferred rent, and pre-opening expenses	5.2%	6.6%	5.8%	6.3%
Total cost of sales and expenses	96.0%	96.8%	97.0%	101.0%

Income (loss) from operations	4.0%	3.2%	3.0%	(1.0)%
Interest expense, net	(5.3)%	(5.4)%	(5.2)%	(5.3)%
Loss before income taxes	(1.3)%	(2.2)%	(2.2)%	(6.3)%

Income taxes	—	—	—	—

Net loss	(1.3)%	(2.2)%	(2.2)%	(6.3)%

Restaurant Operating Data:
Increase in comparable restaurant sales (a)	(1.3)%	1.0%	(1.2)%	2.9%
Number of restaurants:
Restaurants open, beginning of period	92	90	91	89
Restaurants opened	—	1	1	2
Total restaurants open, end of period	92	91	92	91

(a)           The Company defines comparable restaurant sales as net sales from restaurants that have been open for at least one full fiscal year at the beginning of the fiscal year.

Thirteen Weeks Ended September 28, 2005 Compared to Thirteen Weeks Ended September 29, 2004

Net Sales.  Total net sales increased by approximately $400,000, or 0.8%, to $49.7 million during the third quarter of 2005 from $49.3 million during the third quarter of 2004.  The increase was primarily due to 25.6 incremental restaurant weeks from three restaurants opened since January 2004 offset by a 1.3% decrease in the 89 comparable restaurants’ sales. Comparable Bertucci’s restaurant dine-in guest counts decreased 1.6% for the third quarter of 2005 as compared to the third quarter of 2004.  Bertucci’s comparable restaurant dine-in sales decreased 2.3% and comparable carry-out and delivery sales increased 2.8% for the quarter as compared to the third quarter of 2004.  For the 89 comparable restaurants, average weekly sales were approximately $41,700 for the third quarter of 2005 compared to approximately $42,200 per week for the third quarter of 2004.

Cost of Sales.   Cost of sales decreased by approximately $1 million, or 8.1%, to $11.3 million during the third quarter of 2005 from $12.3 million during the third quarter 2004.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.8% during the third quarter of 2005 from 24.9% during the third quarter of 2004.  Of this 2.1% decrease, approximately 0.4% is attributed to a menu mix shift generally to lower priced, lower cost items, approximately 1.3% was due to decreases in certain ingredient costs, and approximately 0.4% from improved restaurant cost controls.

Operating Expenses.  Operating expenses increased by approximately $600,000, or 2.0%, to $30.1 million during the third quarter of 2005 from $29.5 million during the third quarter of 2004.  Expressed as a percentage of net sales, operating expenses increased to 60.5% in the third quarter of 2005 from 59.9% during the third quarter of 2004.  The increase is primarily due to the timing of marketing expenditures ($1 million) and increased utility costs ($500,000) partially offset by reduced employee benefit costs and other insurance ($900,000).

General and Administrative Expenses.  General and administrative expenses increased by approximately $1.0 million, or 37.0%, to $3.7 million during the third quarter of 2005 from $2.7 million during the third quarter of 2004.  Expressed as a percentage of net sales, general and administrative expenses increased to 7.5% in the third quarter of 2005 from 5.4% in the third quarter of 2004.  The dollar increase over the prior year period is primarily attributable to bonus expense accruals as year-to-date cash flow results are currently exceeding targeted levels under the Company’s bonus plan as well as prior year accrual reductions of $266,000.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $600,000, or 18.8%, to $2.6 million during the third quarter of 2005 from $3.2 million during the third quarter of 2004.  The decrease is primarily due to pre-opening expenses of a restaurant opening in the third quarter of 2004 versus no opening in the third quarter of 2005. Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 5.2% in the third quarter of 2005 from 6.6% during the third quarter of 2004.

Interest Expense, net.   Net interest expense of $2.6 million was essentially flat as compared to the third quarter of 2004.

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

Thirty-Nine Weeks Ended September 28, 2005 Compared to Thirty-Nine Weeks Ended September 29, 2004

Net Sales.  Total net sales increased by approximately $1.8 million, or 1.2%, to $152.2 million during the first three quarters of 2005 from $150.4 million during the first three quarters of 2004.  The increase was primarily due to 83.6 incremental restaurant weeks from three restaurants opened since January 2004 offset by a 1.2% decrease in the 89 comparable restaurants’ sales. Comparable Bertucci’s restaurant dine-in guest counts decreased 1.2% for the first three quarters of 2005 as compared to the first three quarters of 2004.  Bertucci’s comparable restaurant dine-in sales decreased 1.9% and comparable carry-out and delivery sales increased 1.7% for the first three quarters of 2005 as compared to the first three quarters of 2004. For the 89 comparable restaurants, average weekly sales were approximately $42,600 for the first three quarters of 2005 compared to approximately $43,000 per week for the first three quarters of 2004.

Cost of Sales.   Cost of sales decreased by approximately $1.2 million, or 3.3%, to $35.5 million during the first three quarters of 2005 from $36.7 million during the first three quarters 2004.  Expressed as a percentage of net sales, overall cost of sales decreased to 23.3% during the first three quarters of 2005 from 24.4% during the first three quarters of 2004.  Of this 1.1% decrease, approximately 0.3% is attributed to a menu mix shift generally to lower priced, lower cost items, approximately 0.5% was due to decreases in certain ingredient costs, and approximately 0.3% from improved restaurant cost controls.

Operating Expenses.  Operating expenses decreased by $700,000, or 0.8%, to $91.9 million during the first three quarters of 2005 from $92.6 million during the first three quarters of 2004.  Expressed as a percentage of net sales, operating expenses decreased to 60.4% in the first three quarters of 2005 from 61.6% during the first three quarters of 2004.  The dollar decrease was primarily due to lower marketing expenditures ($1.8 million less than the prior year), partially offset by increased utility costs and the operation of three non-comparable restaurants. The Company expects marketing expenditures for all of 2005 will be approximately $1.0 million less than in 2004.

General and Administrative Expenses.  General and administrative expenses increased by approximately $1.3 million, or 14.1%, to $10.5 million during the first three quarters of 2005 from $9.2 million during the first three quarters of 2004.  Expressed as a percentage of net sales, general and administrative expenses increased to 6.9% in the first three quarters of 2005 from 6.1% in the first three quarters of 2004. The dollar increase over the prior year period is primarily attributable to: (a) bonus expense accruals as year-to-date cash flow results are currently exceeding targeted levels under the Company’s bonus plan while the prior year did not ($1.2 million); and (b) stock compensation expense relating to the award of 37,500 shares of common stock to key members of management and independent members of the Board of Directors (approximately $262,000 including associated payroll taxes).

Asset Impairment Charge.  During the second quarter of 2005, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at four restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the four restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $0.9 million.  The Company recorded an impairment charge during the quarter to reflect the write down of the affected assets to fair value.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses.  Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $700,000, or 7.4%, to $8.8 million during the first three quarters of 2005 from $9.5 million during the first three quarters of 2004.  The decrease is primarily due to reduced deferred rent as the majority of restaurant leases are past the half-way point of their primary terms and includable renewal periods. Additionally, pre-opening expenses were $280,000 less than in 2004 due to one restaurant opening in 2005 versus three in 2004. Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 5.8% in the first three quarters of 2005 from 6.3% during the first three quarters of 2004.

Interest Expense, net.   Net interest expense decreased by approximately $100,000, or 1.3%, to $7.9 million during the first three quarters of 2005 from $8.0 million during the first three quarters of 2004.

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

Net cash flows provided by operating activities were approximately $4.2 million for the first three quarters of 2005, approximately $3.2 million more than the approximate $1.0 million provided during the first three quarters of 2004.  As of September 28, 2005, the Company had cash and cash equivalents of $13.8 million.

The Company’s capital additions were approximately $3.3 million during the first three quarters of 2005 compared to approximately $6.4 million for the comparable prior year period.  The capital expenditures were primarily comprised of $419,000 for a new restaurant which opened in the first quarter of 2005 and $2.9 million for remodeling and maintenance capital.  The Company anticipates capital expenditures for the remainder of 2005 will be approximately $1.7 million.

As of September 28, 2005, the Company had $92.2 million in consolidated indebtedness, $85.3 million pursuant to the Senior Notes, $6.1 million of capital lease obligations, and $0.8 million of promissory notes.  The Senior Notes contain no financial covenants and the Company, as of the filing of this report on Form 10-Q, is in compliance with all non-financial covenants related to the Senior Notes.  The Senior Notes bear interest at the rate of 10 ¾% per annum, payable semi-annually on January 15 and July 15.  The Senior Notes are due in full on July 15, 2008.

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

The Company has a $4.0 million (maximum) letter of credit facility (which was renewed in December 2005) as collateral with third party administrators for self insurance reserves.  As of September 28, 2005 and the filing of this report on Form 10-Q, this facility was collateralized with $2.2 million of cash restricted from general use.  Letters of credit totaling $2.2 million were outstanding on September 28, 2005 and as of the filing of this report on Form 10-Q.

The Company believes the cash flow generated from its operations and cash on hand should be sufficient to fund its debt service requirements, lease obligations, expected capital expenditures and other operating expenses for the next twelve months. Until the 2008 maturity of its Senior Notes, the Company expects to be able to service its debt, but the lack of short term borrowing availability may impede growth. The Company is evaluating various refinancing alternatives for its Senior Notes prior to their maturity in 2008.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, estimates are evaluated, including those related to the impairment of long-lived assets, self-insurance, and closed restaurant reserves. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these and other factors may affect the Company’s business, see the “Forward-Looking Statements” above and other factors included in the Company’s other filings with the SEC.

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

Subsequent to the discovery of these errors, management conducted an investigation concerning the extent and magnitude of these errors.  As a result of this inquiry, on January 12, 2006 the Audit Committee and management concluded that: (1) the Company’s depreciation and income tax expense accounting practices were not appropriate as of September 28, 2005; (2) aggregate additional depreciation expense of approximately $3.5 million needed to be recorded in its financial statements for the Relevant Period, and income tax expense was not properly adjusted in the Initial Restatement, and therefore, its financial statements relating to the Relevant Period were required to be restated; and (3) the Company needed to amend the Subject Filings and restate the financial statements contained therein and reflect the proper recording of depreciation and income tax expense for the periods reported therein (collectively, the “Subject Financial Statements”).  See Note 3 of Notes to Condensed Consolidated Financial Statements.  Based on the determination the Company’s depreciation and income tax expense accounting practices were not appropriate as of September 28, 2005, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date.

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

Change in Internal Control Over Financial Reporting.  There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company did, however, make changes to its internal control over financial reporting in the first fiscal quarter of 2006, by making the changes to its depreciation and income tax expense accounting practices set forth above.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2005, the Company issued 5,250 shares of Common Stock to an officer and a senior employee as a bonus.  The Company recorded a compensation charge of $25,905 in connection with the grant of these shares.  Each grantee acknowledged in writing the transfer of their shares is subject to the provisions of a Stockholders’ Agreement, which is summarized in “Security Ownership of Certain Beneficial Owners and Management - Shareholders Agreement” in the Original 2004 10-K (“Stockholders’ Agreement”).  If the grants of such shares are characterized as sales under Section 5 of the Securities Act of 1933, as amended (the “Act”), then the Company believes the grants were exempt from registration under the Act pursuant to the exemption provided by Section 4(2) of the Act.  No commissions were paid to any underwriter in connection with the issuance of these shares.

The grants were issued as follows:

On July 21, 2005, the Company issued 3,000 shares of Common Stock to an officer.

On August 18, 2005, the Company issued 2,250 shares of Common Stock to a senior employee.

In addition, on September 27, 2005 the Company sold 30,000 shares of Common Stock to each of Stephen V. Clark, a director and Chief Executive Officer of the Company, and David G. Lloyd, a director and President of the Company, for a purchase price of $6.66 per share. The price per share was the Company’s estimate of fair value at the time of the sale, and was approved by the Company’s Board of Directors.  Each of Messrs. Clark and Lloyd acknowledged in writing the transfer of their shares is subject to the provisions of the Stockholders’ Agreement.  These sales were exempt from registration under the Act pursuant to the exemption provided by Section 4(2) of the Act.  No commissions were paid to any underwriter in connection with the sale of these shares.

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
Chief Financial Officer and Director