Form 10-K
period 2005-12-28
BERTUCCIS CORP
filed 2006-03-28
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:  333-62775

BERTUCCI’S CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1311266
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

155 Otis Street, Northborough, MA	01532
(Address of principal executive offices)	(Zip Code)

(508) 351-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

None

Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer    ☐                                                                                                    Accelerated filer    ☐                                                                                 Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

3,012,982 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding on March 28, 2006.

Documents Incorporated By Reference	None

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

All statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding Bertucci’s future financial position, business strategy, budgets, projected costs, plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our or the foodservice industry’s actual results, performance or achievements to be materially different from any expected results, performance or achievements. Forward-looking statements include, but are not limited to statements regarding:

•        Our highly competitive business environment;

•        Exposure to food prices;

•        Risks associated with the foodservice industry such as changes in consumer tastes and adverse publicity resulting from food quality, illness, injury or other health concerns;

•        Our ability to retain and attract new employees;

•        Government regulations;

•        Our high geographic concentration in the Northeast and Mid-Atlantic states;

•        The attendant weather patterns in locations in which we operate;

•        The number of expected restaurant openings, including the appropriate conditions needed to meet new opening targets;

•        Our ability to service our debt and other obligations;

•        Our ability to meet ongoing financial covenants contained in our debt instruments; and

•        Matters relating to litigation.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,”  “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any expected results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements will prove to be correct, we can give no assurance such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors causing or contributing to such differences include those discussed in the risk factors set forth in Item 1A below (the “Risk Factors”) as well as those discussed elsewhere herein.

Unless the context indicates otherwise, references herein to “we”, “us”, “our,” “Bertucci’s” or the “Company” refer to Bertucci’s Corporation, its predecessors and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We are a Delaware corporation which owns and operates a chain of full-service casual dining, Italian-style restaurants under the names of Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®. We incorporated in 1994 as NE Restaurant Company, Inc. and formally changed our name to Bertucci’s Corporation on August 16, 2001. As of December 28, 2005, we operated 92 restaurants located primarily in the northeastern United States.

In July 1998, we completed our acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”). We financed the Acquisition primarily through the issuance of $100 million of 10¾% senior notes due 2008 (the “Senior Notes”). $85.3 million in principal of the Senior Notes are still outstanding.

Concept

Our restaurants are full-service, casual dining restaurants offering high quality, moderately priced Italian food. We are open seven days a week for lunch and dinner, appealing to both families and the adult market. We differentiate ourselves from other restaurants by offering a variety of distinctive and freshly prepared foods using high quality ingredients, brick oven baking techniques and an open-kitchen design. Our first restaurant opened in Somerville, Massachusetts in 1981.

Restaurant Overview and Menu

Our restaurants offer a distinctive menu and a classic Tuscan-style design providing a unique dining experience at a reasonable price. We specialize in a wide assortment of Italian regional pasta, chicken, veal and seafood dishes, salads, and premium brick oven pizzas. Our signature pizzas are prepared in brick ovens baking at unusually high temperatures, enabling the production of a light crust and preservation of natural flavors and moisture of toppings. Natural fresh ingredients are used to ensure high quality and freshness. We make our own dough, sauces and toppings in each restaurant and prepare our menu fresh each day. In addition, our menu features a variety of appetizers, soups, calzones, and desserts. We believe our original recipes and brick oven baking techniques combine to produce superior products difficult to duplicate. Wine and beer are available at all of our locations and full bar service is available at most of our restaurants. Our price points generally range from $7.50 to $9.99 for lunch entrees and $9.25 to $15.99 for dinner entrees. Most items on our menu may be purchased for take-out service or delivery, which together accounted for approximately 21.6% of our net sales in fiscal 2005.

Restaurant Design

Our restaurants are freestanding or in-line buildings averaging approximately 6,000 square feet in size with an average seating capacity of approximately 170 people. Each restaurant features a classic Tuscan-style, open-kitchen design centered around brick ovens. Ingredients are displayed and food is prepared on polished granite counters located in front of the brick ovens, in plain view of our guests. We have historically built our restaurants in varying sizes and designs, with no two interior decors exactly alike. Because we believe unit economics benefit from a standardized design, in 2000 we developed a prototype design. The first restaurant with this prototypical design opened in January 2001. We have since modified the prototype design which currently envisions approximately 5,800 square feet and 200 seats per location. The first restaurant with the modified prototypical design opened in December 2003 and as of December 31, 2005 this prototypical design was in place at four of our restaurants. Key features of the current prototype design are a separate carryout designation, a bar/waiting area and modification of interior elements, including new floor and ceiling materials and new furniture. In order to remain distinctive, we are currently developing the design for the next generation prototype.

Restaurant Development

Expansion. We expect to grow through the opening of new Bertucci’s restaurants over the next several years, although it is anticipated there will be only one opening in fiscal 2006. We expect to finance the development of Bertucci’s restaurants through a combination of cash on hand and cash from operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Site Selection and Construction. We devote significant time and resources to identify and analyze potential new restaurant sites, as we believe site selection is crucial to our success. Our site selection strategy focuses on high-density, high-traffic, high-visibility sites which are, for the most part, positioned within existing markets to take advantage of certain operational efficiencies. We seek out sites with a mixture of retail, office, residential and entertainment concentration which promote both lunch and dinner business. In addition, we believe multiple locations in defined geographic areas will result in increased market penetration and brand recognition, and will permit advertising, management, purchasing and administrative efficiencies. The typical time period required to select a site and build and open a full-service restaurant averages 15 to 18 months.

Franchising. We do not currently have any franchisees or plans to develop a franchise program.

Quality Control

Each of our restaurants typically has a general manager and two or three assistant managers who are responsible for assuring compliance with our operating procedures and for the training and supervision of restaurant employees. The general managers report to area directors who oversee, on average, between six and nine of our restaurants. We believe our quality control operations are enhanced by the work of regional chefs who provide support to restaurant management and ensure quality of food preparation.

Training

We place significant emphasis on the proper training of our employees. Training is designed to increase product quality, operational safety, overall productivity and guest satisfaction and to foster the concept of “continuous improvement.”

We require new non-management employees to undergo extensive training administered by restaurant-level managers to improve the confidence, productivity, proficiency, and customer relations skills of such employees.

We also require new managers to complete our Company-developed comprehensive management training program. There are two major components comprising this eight week program. Restaurant specific training is conducted in one of our certified training restaurants and classroom training is conducted at Bertucci’s University located at our corporate office. In the certified training restaurant the new manager spends seven weeks learning detailed, concept-specific food preparation standards and procedures as well as administrative and human resource functions, including sanitation, safety, and hospitality. The program also uses position specific training manuals and other written guides. At the Bertucci’s University component of management training, the new manager spends one week immersed in training at our headquarters where we also teach hospitality, human resource processes, leadership training, computer and information systems, responsible alcohol service and applied foodservice sanitation. At the end of the process, we test our trainee’s skills by a variety of means including a full-day written examination. We believe the rigorous training and testing during these sessions assures graduating managers are better prepared for running our restaurants. This management training program is typically followed up by periodic supplemental training modules such as situational leadership or time management skills.

When we open a new restaurant, we typically staff management positions with personnel who have had previous experience in a management position at another one of our restaurants. In addition, a highly experienced training team assists in opening the restaurant. Prior to opening, this team conducts a week of intensive training with our hourly staff for that specific restaurant.

Advertising and Marketing

Our marketing objective is to increase the frequency of guest visits in primary markets and grow brand awareness in less penetrated markets, thereby increasing revenues, profitability and market share. Key strategies include limited time only seasonal offerings, local store marketing, direct marketing initiatives, frequency driven promotions, and advertising. We have designed our advertising plan to differentiate our brand from our competitors’ and increase our market share through media coverage in key markets. We use radio, which affords continuity at competitive levels, as our primary advertising vehicle in all key markets and intend to supplement the important Boston market with television in 2006.

Purchasing

We negotiate directly with suppliers of food and beverage products and other restaurant supplies to ensure consistent quality and freshness of products and to obtain competitive prices. Although we believe essential restaurant supplies and products are available on short notice from several sources, we use one full-service distributor for a substantial portion of our restaurant supplies and product requirements, with such distributor charging us fixed mark-ups over prevailing wholesale prices. We have a contract with our full-service distributor which terminates in 2011. There are no required quantity purchases under this agreement. We also have arrangements with several smaller regional distributors for the balance of our purchases. These distribution arrangements have allowed us to benefit from economies of scale and have resulted in lower commodity costs. Smaller day-to-day purchasing decisions are made at the individual restaurant level. We have not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

Information Systems and Restaurant Reporting

Information Systems. Our information systems provide detailed monthly financial statements for each restaurant, bi-monthly restaurant inventories, menu mix, cash management and payroll analysis. Preliminary financial reports are available within two days of the period close and we consolidate our restaurant-level information at our headquarters. Sales, menu mix, cash management and basic operating information are each processed daily and reported in our internal system. As a result, restaurant managers are able to respond to changes in their business daily, weekly or monthly, as necessary.  We consolidate and process our other varying levels of systems data at our headquarters daily, weekly or monthly, as we deem appropriate.

Point of Sale (“POS”). All of our restaurants use the Micros 3700 POS system. We believe the consistency and reliability of the POS system is the backbone of our technical infrastructure. The consistency between restaurants provides us with efficiencies for multi-restaurant operations, training and support. We retrieve our POS data from each restaurant daily and process this data at our headquarters.

Data Warehouse. We manage a data warehouse, tracking information as minute as guest check detail. We believe the data warehouse provides multiple views of operational data which enables us to identify trends, evaluate price sensitivity and track new menu items/combinations.

Trademarks, Service Marks and Other Intellectual Property

We have registered, among others, the names “Bertucci’s®”, “Bertucci’s Brick Oven Pizzeria®”,  “Bertucci’s Brick Oven Ristorante®”, and “What’s Not to Love SM” as service marks and trademarks with the United States Patent and Trademark Office.

We are aware of names similar to Bertucci’s used by third parties in certain limited geographical areas. Such third-party use may prevent us from licensing the use of the Bertucci’s mark for restaurants in such areas. Except for these areas, we are not aware of any infringing uses materially affecting our business.

Competition

Our business, and the restaurant industry in general, is highly competitive and is often affected by changes in consumer tastes and dining preferences, by local and national economic conditions and by population and traffic patterns. We compete directly or indirectly with all restaurants, from national and regional chains to local establishments, as well as with other foodservice providers. Many of our competitors are significantly larger than us and have substantially greater resources.

Employees

At December 28, 2005, we had approximately 1,778 full-time employees (of whom 70 are based at our headquarters) and approximately 4,768 part-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

We anticipate our continued success will depend to a large degree on our ability to attract and retain high quality management employees. While we expect to continually address the high level of employee attrition normal in the food-service industry, we have taken steps to attract and keep qualified management personnel through the implementation of a variety of employee benefit plans, including a management incentive plan, a 401(k) plan, and an equity incentive plan under which we grant equity awards to our management employees.

Government Regulations

Each of our restaurants is subject to licensing and regulation by a number of governmental authorities on matters which include, among other things, health, safety, fire and alcoholic beverage control in the state or municipality in which the restaurant is located. Difficulties or failures in obtaining required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. In addition, failure to maintain a required license or approval could result in the temporary or permanent closing of an existing restaurant.

Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations involve numerous aspects of the daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage, and dispensing of alcoholic beverages.

We are also subject to various other federal, state and local laws relating to the development and operation of restaurants, including those concerning preparation and sale of food, relationships with employees (including minimum wage requirements, overtime and working conditions and citizenship requirements), land use, zoning and building codes, as well as other health, sanitation, safety and environmental matters.

ITEM 1A. RISK FACTORS

Risk Factors

This Report contains forward-looking statements involving risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all forward- looking statements wherever they appear in this Report. Our actual results could differ materially from those discussed herein. Factors causing or contributing to such differences include those discussed below, as well as those discussed elsewhere in this Report.

Our substantial debt could harm our business.

We are highly leveraged. At the end of fiscal 2005, our aggregate outstanding indebtedness was $92.2 million; total stockholders’ deficit was $17.3 million and we had a working capital deficit of $1.1 million.

Our high degree of leverage could have important consequences, including, but not limited to:

•             an inability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•             a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, which could reduce the funds available to us for our operations and other purposes, including investments in development and capital spending;

•             we may be substantially more leveraged than certain of our competitors, which may place us at a competitive disadvantage; and

•             a limiting of our flexibility to adjust to changing market conditions, a reduction of our ability to withstand competitive pressures and a vulnerability to a downturn in general economic and industry conditions.

Our ability to service our debt will depend on many factors that are not within our control.

Our ability to repay or to refinance our obligations with respect to our debt will depend on our future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors, many of which are beyond our control. These factors could include:

•             operating difficulties;

•             increased operating costs;

•             product pricing pressures;

•             the response of competitors;

•             regulatory developments; and

•             delays in implementing strategic projects.

Our ability to meet our debt service and other obligations may depend in significant part on the extent to which we can successfully implement our business strategy. There can be no assurance, however, we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital, or to refinance or restructure our debt. There can be no assurance our cash flow and capital resources will be sufficient for payment of principal of, and premium, if any, and interest on, our debt in the future, or any such alternative measures would be successful or would permit us to meet our scheduled debt service obligations.

Covenants in our Indenture currently restrict our discretion in operating our business and failure to comply with these covenants could result in the acceleration of our obligations under the Senior Notes.

Our Indenture for the Senior Notes imposes significant operating and other restrictions on us. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, our ability to:

•             incur additional debt;

•             pay dividends or make other distributions;

•             make certain investments;

•             create certain liens;

•             sell certain assets;

•             enter into certain transactions with affiliates; and

•             engage in certain mergers or consolidations.

A failure by us to comply with these restrictions could lead to a default under the terms of the Indenture. In the event of a default, all amounts borrowed pursuant thereto could be declared immediately due and payable, together with a premium and accrued and unpaid interest. In such event, there can be no assurance that we would be able to make such payments or borrow sufficient funds from alternative sources to make any such payments. Even if we were able to obtain additional financing, there can be no assurance such financing would be on terms favorable or acceptable to us.

We may not be able to grow at a rate necessary to achieve profitable future operating results.

Our future operating results will depend largely upon our ability to open and operate new restaurants successfully and to manage a growing business profitably. This will depend on a number of factors (some of which are beyond our control), including the:

•             selection and availability of suitable restaurant locations;

•             negotiation of acceptable lease or financing terms;

•             securing of required governmental permits and approvals;

•             timely completion of necessary construction or remodeling of restaurants;

•             hiring and training of skilled management and personnel;

•             successful integration of new or newly acquired restaurants into our existing operations; and

•             recognition and response to regional differences in guest menu and concept preferences.

There can be no assurance that we can achieve our expansion plans on a timely and profitable basis, if at all, that we will be able to achieve results similar to those achieved in existing locations in prior periods, or that such expansion will not result in reduced sales at existing restaurants. Any failure to successfully and profitably execute our expansion plans could have a material adverse effect on us.

Our food costs and supplies could be adversely affected by many factors not under our control.

Our profitability is dependent on, among other things, our continuing ability to offer fresh, high quality food at moderate prices. Various factors beyond our control, such as adverse weather, labor disputes, increased pricing or other unforeseen circumstances, may affect our food costs and supplies. While management has been able to anticipate and react to changing food costs and supplies to date through our purchasing practices and menu price adjustments, there can be no assurance we will be able to do so in the future.

We also obtain approximately 75% to 80% of our supplies through a single vendor pursuant to a contract for delivery and distribution, with the vendor charging fixed mark-ups over prevailing wholesale prices. This contract expires in 2011. Although we believe that we would be able to replace any vendor if we were required to do so, any disruption in supply from vendors could result in short-term supply shortages and we could be required to purchase supplies at higher prices until we are able to secure an alternative supply source. Any delay we experience in replacing vendors or distributors on acceptable terms could increase our food costs or, in extreme cases, require us to temporarily remove items from our menus.

Increasing labor costs could adversely affect our profitability.

Our restaurant operations are also subject to federal and state laws governing such matters as wages, hours, working conditions, civil rights and eligibility to work. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage at a federal and/or state level could increase labor costs at our restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us as well as the restaurant industry in general. We are currently operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips, but we cannot ensure that the implementation of the TRAC agreement will eliminate FICA assessments for unreported tips.

Increased energy costs may adversely affect our profitability.

Our success depends in part on our ability to absorb increases in energy costs. The northeastern United States has recently experienced significant increases in energy prices. If these increases should recur on a regular basis or become permanent, they may have an adverse effect on our profitability.

We are vulnerable to fluctuations in economic conditions, particularly those in the New England and Mid-Atlantic regions of the United States.

Our business is sensitive to our guests’ spending patterns, which in turn are subject to prevailing regional and national economic conditions such as unemployment, interest rates, taxation and consumer confidence. In addition, most of our restaurants are located in the northeastern United States, with a large concentration in New England. We also anticipate that substantially all restaurants we open in the future will be in states where we presently have operations or in contiguous states.

Consequently, any adverse changes in economic conditions, particularly in the New England or Mid-Atlantic regions of the country, may have a material adverse effect on us.

We may not be able to compete successfully with other restaurants and other “dining sources”, which could reduce our revenues.

The restaurant industry is intensely competitive with respect to, among other things, price, service, location and food quality. We compete with many well-established national, regional and locally-owned foodservice companies with substantially greater financial and other resources and longer operating histories, which, among other things, may better enable them to react to changes in the restaurant industry. With respect to quality and cost of food, size of food portions, decor and quality service, we compete with casual dining, family-style restaurants offering eat-in and take-out menus, including, but not limited to, Olive Garden, Romano’s Macaroni Grill, Carrabba’s, Applebee’s, TGI Friday’s, Ruby Tuesday, Pizzeria Uno Restaurants and Chili’s. Many of our restaurants are located in areas of high concentration of such restaurants. We also vie with all competitors in attracting guests, in obtaining premium locations for restaurants (including shopping malls and strip shopping centers) and in attracting and retaining employees.

We also face growing competition from the supermarket industry, which now offers “convenient meals” in the form of improved entrees and side dishes from the deli section. We expect intense competition to continue, and possibly increase, in this area.

Regulations affecting the operation of our restaurants, including “dram-shop” statutes could impair our profitability, increase our operating costs and/or restrict our growth.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act and applicable minimum wage requirements, overtime,  family leave, tip credits, working conditions, safety standards and citizenship requirements), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations.

Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

In addition, we are subject in certain states to “dram-shop” statutes; which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. There can be no assurance, however, that this insurance will pay for all liabilities arising from a “dram-shop” lawsuit. We may also, in certain jurisdictions, be required to comply with regulations limiting smoking in restaurants.

Our business may be harmed by highly publicized incidents at one or more of our restaurants.

Multi-unit food service businesses, such as ours, can be materially and adversely harmed by publicity resulting from poor food quality, illness, injury or other health concerns or employee relations or other operating issues stemming from one location or a limited number of locations, whether or not the company is liable, or from consumer concerns with respect to the nutritional value of certain food. In addition, we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by third party food suppliers and transporters outside of our control. Any outbreak of such illness attributed to one or more of our restaurants or to a similar multi-unit restaurant chain, or the perception of such an outbreak, could harm our business.

We may not be able to satisfactorily resolve other litigation matters.

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

Any failure of, or disruption to, our information systems, could adversely affect our operations.

We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. Any failure of, or disruption to, our information systems could adversely affect our operations and have a material adverse effect on us.

We have previously identified deficiencies in our internal control over financial reporting and disclosure controls and procedures, which, if not properly remediated, could result in misstatements in our financial statements in future periods.

In the first quarter of 2005, we restated our historical financial statements for numerous periods to correct for errors in our lease accounting policies. In addition, during the first quarter of 2006 we restated our historical financial statements again to record an additional aggregate depreciation expense of approximately $3.5 million and adjust our income tax expense. These restatements were the result of material weaknesses in the design or operation of our internal control over financial reporting and indicated our disclosure controls and procedures were not effective. In light of these weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures, we have instituted improvements we believe will reduce the likelihood of similar errors. If the remedial policies and procedures we have implemented are insufficient to address the material weaknesses in our internal control over financial reporting or the deficiencies in our disclosure controls and procedures or if additional material weaknesses in our internal control over financial reporting or other conditions relating to our disclosure controls and procedures are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain misstatements and/or our operating results may be adversely affected. Although we believe we have addressed our weaknesses in internal control over financial reporting and the deficiencies in our disclosure controls and procedures, we cannot guarantee the measures we have taken to date or any future  measures will remediate the weaknesses and deficiencies identified or that any additional weaknesses or deficiencies will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting or disclosure controls and procedures.

A failure to attract and retain qualified employees may adversely affect us.

Our success and the success of our restaurants depend upon our ability to attract and retain a sufficient number of qualified employees, including skilled management, customer service personnel and wait and kitchen staff. We face significant competition in the recruitment of qualified employees. Our inability to recruit and retain qualified individuals may delay the planned openings of new restaurants, result in higher employee turnover, and affect our ability to provide a high quality customer experience in restaurants or exert pressure on wages or other employee benefits to attract qualified personnel. Any of these consequences could have a material adverse effect on our business and results of operations.

We may not be able to protect our trademarks and other proprietary rights.

We believe our trademarks and other proprietary rights are important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. The actions we take to protect our intellectual property, however, may be inadequate to prevent imitation of our products and concepts by others.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is located in Northborough, Massachusetts. The office is occupied under the terms of a lease covering approximately 20,000 square feet scheduled to expire in 2006 but has two three-year options to renew. We have not yet determined whether we will exercise the three-year option for this office that matures in August 2006. A separate office leased by us in Westborough, Massachusetts is being sub-leased to a third party.

Restaurant Locations

The table below identifies the location of the restaurants operated by us during fiscal 2005.

State	Open as of 12/29/2004	Openings	Closings	Open as of 12/28/2005
Connecticut	11	—	—	11
Delaware	2	—	—	2
District of Columbia	2	—	—	2
Maryland	6	—	—	6
Massachusetts	39	—	—	39
New Hampshire	3	—	—	3
New Jersey	6	—	—	6
New York	3	—	—	3
North Carolina	2	—	—	2
Pennsylvania	7	1	—	8
Rhode Island	2	—	—	2
Virginia	8	—	—	8
Total	91	1	—	92

We lease all but one of the 92 restaurants operated by us at December 28, 2005. We own one restaurant in fee. Leases for existing restaurants are generally for terms of 15 to 20 years and provide for additional option terms ranging from five to 20 years and a specified annual rental. Most of these leases provide for additional rent based on sales volumes exceeding specified levels. Leases for future restaurants will likely include similar rent provisions. Remaining restaurant lease terms range from less than one year to 24 years.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings from time to time incidental to the conduct of our business. In our opinion, any ultimate liability arising out of such proceedings will not have a material adverse effect on our financial condition or the results of our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 28, 2006, there was no established public trading market for our common equity security.

Record Holders

As of March 28, 2006, we had 94 holders of our Common Stock, $.01 par value per share and we did not have any other class of common equity security issued or outstanding.

Dividends

We have not paid any dividends since 1998. Furthermore, we do not foresee declaring or paying any cash dividends in the immediate future. Moreover, the indenture governing the Senior Notes significantly limits, and in certain cases prohibits, payment of cash dividends without the indenture trustee’s approval.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The data for fiscal years ended 2001 through 2005 are derived from our audited financial statements. Selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future. The Brinker Sale in 2001 affects the comparability of results prior to 2002.

	Statement of Operations Data (in thousands except share and per share amounts)
	Fiscal Year Ended
	December 28,	December 29,	December 31,	January 1,	January 2,
	2005	2004	2003	2003	2002

Net sales	$204,784	$200,408	$186,172	$162,319	$186,638
Cost of sales and expenses
Cost of sales	47,611	49,231	43,544	35,667	44,855
Operating expenses	123,253	122,056	113,036	96,413	111,795
General and administrative expenses	14,442	13,065	11,320	12,124	12,548
Deferred rent, depreciation, amortization and preopening expenses	11,228	12,657	14,123	12,413	14,378
Asset impairment charge	982	6,749	3,580	—	1,986
Closed restaurants charge	—	—	—	236	3,654
Cost of sales and expenses	197,516	203,758	185,603	156,853	189,216
Income (loss) from operations	7,268	(3,350)	569	5,466	(2,578)
Other (expense) income
Gain on Brinker Sale (b)	—	—	650	—	36,932
Gain on retirement of Senior Notes	—	—	—	—	2,290
Interest expense, net	(10,411)	(10,613)	(10,133)	(9,587)	(11,365)
Other (expense) income	(10,411)	(10,613)	(9,483)	(9,587)	27,857
(Loss) income before income tax provision	(3,143)	(13,963)	(8,914)	(4,121)	25,279
Income tax provision	—	—	—	4,145	10,854
Net (loss) income	$(3,143)	$(13,963)	$(8,914)	$(8,266)	$14,425

Basic (loss) income per share	$(1.06)	$(4.74)	$(3.00)	$(2.77)	$4.84

Weighted average shares outstanding - basic	2,960,025	2,943,841	2,970,403	2,978,955	2,978,955

Diluted (loss) income per share	$(1.06)	$(4.74)	$(3.00)	$(2.77)	$4.43

Weighted average shares outstanding - diluted	2,960,025	2,943,841	2,970,403	2,978,955	3,252,605

Comparable restaurant sales (a)	0.2%	1.4%	4.1%	5.8%	2.2%

	Balance Sheet Data (in thousands)
	December 28,	December 29,	December 31,	January 1,	January 2,
	2005	2004	2003	2003	2002

Total assets	$112,545	$112,221	$124,416	$123,121	$131,961
Long term obligations	$92,179	$92,307	$92,981	$87,167	$87,995
Total stockholders’ (deficit) equity	$(17,303)	$(14,732)	$(490)	$8,495	$16,761

	Cash Flow Data (in thousands)
	December 28,	December 29,	December 31,	January 1,	January 2,
	2005	2004	2003	2003	2002

Cash flows provided by operating activities	$12,927	$7,881	$9,071	$9,169	$4,326
Cash flows (used in) provided by investing activities	(4,108)	(7,872)	(9,358)	(19,271)	23,251
Cash flows provided by (used in) financing activities	272	(365)	(199)	—	(11,944)
Increase (decrease) in cash	$9,091	$(356)	$(486)	$(10,102)	$15,633

(a)               We define comparable restaurant sales as net sales from restaurants open for at least one full fiscal year at the beginning of the year.

(b)              In April 2001, we completed the sale of 40 Chili’s Grill and Bar (“Chili’s”) and seven On The Border Mexican Cantina (“OTB”) restaurants to Brinker International, Inc. (“Brinker”) for a total consideration of $93.5 million (the “Brinker Sale”). Brinker acquired the inventory, facilities, equipment and management teams associated with these restaurants, as well as the four Chili’s restaurants under development by us. Further, Brinker assumed the mortgage debt on our Chili’s and OTB restaurants. We recorded a gain in 2001 on the Brinker Sale of $36.9 million before income taxes. During fiscal 2003 we concluded certain liabilities recorded in connection with the Brinker Sale were no longer required and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Item 1. Business”, “Item 1A. Risk Factors”, “Item 6. Selected Financial Data”, and our Consolidated Financial Statements and Notes thereto.

General

We are a Delaware corporation and the owner and operator of a chain of full-service casual dining, Italian-style restaurants under the names Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®. We incorporated in 1994 as NE Restaurant Company, Inc. and formally changed our name to Bertucci’s Corporation on August 16, 2001. As of December 28, 2005, we operated 92 restaurants located primarily in the northeastern United States.

In July 1998, we completed our acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”). We financed the Acquisition primarily through the issuance of $100 million of 10¾% senior notes due 2008 (the “Senior Notes”). $85.3 million in principal of the Senior Notes are still  outstanding.

Results of Operations

For all our restaurants, net sales consist of food, beverage and alcohol sales. Cost of sales consists of food, beverage and alcohol costs as well as supplies used in carry-out and delivery sales. Total operating expenses consist of five primary categories:  (i) labor expenses; (ii) restaurant operations; (iii) facility costs; (iv) office expenses; and (v) other expenses, which include such items as advertising expenses, rent and insurance. General and administrative expenses include costs associated with our departments assisting in restaurant operations and management of the business, including multi-unit supervision, accounting, management information systems, training, executive management, purchasing and construction.

The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in our consolidated statements of operations, for the periods indicated:

STATEMENT OF OPERATIONS DATA

(Percentage of Net Sales for Fiscal Years Presented)

	December 28,	December 29,	December 31,
	2005	2004	2003

Net sales	100.0	100.0	100.0

Cost of sales and expenses:
Cost of sales	23.2	24.6	23.4
Operating expenses	60.2	60.9	60.7
General and administrative expenses	7.1	6.5	6.1
Deferred rent, depreciation, amortization and preopening expenses	5.5	6.3	7.6
Asset impairment charge	0.5	3.4	1.9
Total cost of sales and expenses	96.5	101.7	99.7

Income (loss) from operations	3.5	(1.7)	0.3

Other expense:
Adjustment of gain on Brinker Sale	—	—	0.3
Interest expense, net	(5.0)	(5.3)	(5.4)
Other expense	(5.0)	(5.3)	(5.1)

Loss before income tax provision	(1.5)	(7.0)	(4.8)

Income tax provision	—	—	—

Net loss	(1.5)	(7.0)	(4.8)

Year Ended December 28, 2005 Compared to Year Ended December 29, 2004

Net Sales. Total net sales increased by $4.4 million, or 2.2%, to $204.8 million during fiscal 2005 from $200.4 million during fiscal 2004. The increase was due to a 0.2% increase in our 89 comparable Bertucci’s restaurants, the incremental 49 restaurant weeks resulting from full year operations of two new restaurants opened during 2004 and the addition of one new restaurant opening in 2005 (an incremental 47 restaurant weeks). Our comparable restaurant dine-in sales decreased 0.5% while our comparable restaurant carry-out and delivery sales increased 2.9% in fiscal 2005. The comparable guest counts, measured on dine-in business only, were essentially flat in 2005 versus 2004. The 89 comparable restaurants’ sales average during 2005 was $2.2 million per restaurant while the sales average for the two restaurants opened during 2004 was $1.9 million. The average weekly sales for the one restaurant opened during 2005 was $43,500 during the 47 weeks it was opened in 2005.

Cost of Sales. Cost of sales as a percentage of net sales decreased to 23.2% during fiscal 2005 from 24.6% during fiscal 2004. The decrease was primarily attributable to a decrease in certain ingredient costs, primarily cheese and oil, increased inventory controls, as well as a menu mix shift to lower cost items introduced during 2005.

Operating Expenses. Operating expenses increased by $1.2 million, or 1.0%, to $123.3 million during fiscal 2005 from $122.1 million during fiscal 2004. Expressed as a percentage of net sales, operating expenses decreased to 60.2% in 2005 from 60.9% in 2004. The key components of operating expenses are payroll (including related employer taxes), utilities, restaurant facilities maintenance, rent and advertising. The dollar increase in these expenses is primarily attributable to increased occupancy and general facility expenses ($1.7 million) and utility costs (primarily natural gas) ($1.4 million); offset by reduced payroll and benefits ($0.8 million), advertising ($0.8 million), and property and liability insurance premiums ($0.3 million).

General and Administrative Expenses. General and administrative expenses increased by $1.3 million, or 9.9%, to $14.4 million during fiscal 2005 from $13.1 million during fiscal 2004. Expressed as a percentage of net sales, general and administrative expenses increased to 7.1% in fiscal 2005 from 6.5% during fiscal 2004. The dollar and percentage increases were primarily due to higher incentive compensation expense ($1.5 million) as our internal earnings target was achieved and this triggered additional compensation obligations.

Deferred Rent, Depreciation, Amortization and Preopening Expenses. Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $1.5 million, or 11.8%, to $11.2 million during fiscal 2005 from $12.7 million during fiscal 2004. As we only opened one restaurant in 2005, preopening expenses totaled only $185,000, a $300,000 decrease from 2004 during which there were two restaurant openings. Deferred rent decreased by approximately $500,000 as many leases with step rent provisions now require cash payments in excess of the calculated pro-rata rent expense. Depreciation decreased by approximately $800,000 in 2005 as prior period impairment charges have reduced the cost basis of certain assets and the associated depreciation expense. Additionally, equipment acquired in the Acquisition has become fully depreciated during 2005. These items more than offset incremental depreciation from fiscal 2005 and 2004 restaurant openings of approximately $273,000.

Asset Impairment Charge. In 2005, we assessed certain non-performing restaurants for recoverability of recorded amounts. As a result of our evaluation, we determined an impairment of fixed assets existed at six restaurant locations during 2005. We estimated the fair value of these assets based on the net present value of the expected cash flows from the restaurants and determined the carrying amount of the assets exceeded their fair value by approximately $982,000. We recorded an impairment charge in that amount to reflect the write down of the affected assets to fair value.

Interest Expense, net. Interest expense decreased by approximately $200,000 to $10.4 million during fiscal 2005 from $10.6 million during fiscal 2004. Interest expense in 2005 was primarily comprised of $9.2 million paid on the Senior Notes in semi-annual installments and was consistent with interest expense recorded in fiscal 2004. Interest income increased by $232,000 primarily due to increased overnight investment funds resulting from reduced capital expenditures and higher short term interest rates in 2005. A reduction in interest capitalized of $60,000 partially offset the increased interest income.

Income Taxes. We have an historical trend of recurring pre-tax losses. During the fourth quarter of 2002 we recorded a full valuation allowance for our net deferred tax asset. We also provided a full valuation allowance relating to the tax benefits generated since 2002 (primarily from our operating losses). As of December 28, 2005, we had net operating loss and tax credit carryforwards totaling $13.1 million.

Year Ended December 29, 2004 Compared to Year Ended December 31, 2003

Net Sales. Total net sales increased by $14.2 million, or 7.6%, to $200.4 million during fiscal 2004 from $186.2 million during fiscal 2003. The increase was due to a 1.4% increase in the 79 comparable Bertucci’s restaurants, the incremental 264.7 restaurant weeks resulting from full year operations of ten new restaurants built during 2003 and the addition of two new restaurant openings in 2004 which contributed an incremental 54.9 restaurant weeks. Our comparable restaurant dine-in sales increased 1.7%

while our comparable restaurant carry-out and delivery sales increased 0.6% for fiscal 2004. The comparable guest counts, measured on dine-in business only, decreased by 4.3% in 2004 versus 2003. We believe the majority of the comparable sales increases were the result of a shift in menu mix and an approximate 3.6% price increase in January 2004. The aforementioned combined price increase and shift in menu mix combined to drive a 6.5% increase in dine-in revenue per person in 2004 versus 2003. The 79 comparable restaurants’ sales average during 2004 was $2.2 million while the sales average for the ten restaurants opened during 2003 and were opened for the full year of 2004 was also $2.2 million. The average weekly sales for the two restaurants opened during 2004 were $36,500.

Cost of Sales. Cost of sales as a percentage of net sales increased to 24.6% during fiscal 2004 from 23.4% during fiscal 2003. The increase was primarily attributable to an increase in certain ingredient costs, primarily cheese and oil, as well as a menu mix shift to higher cost items introduced in 2004.

Operating Expenses. Operating expenses increased by $9.0 million, or 8.0%, to $122.0 million during fiscal 2004 from $113.0 million during fiscal 2003. The key components of operating expenses were payroll (including related employer taxes), utilities, restaurant facilities maintenance, rent and advertising. The dollar increase in these expenses was primarily attributable to the additional restaurants being operated and a $1.0 million increase in advertising expense which totaled $6.6 million in 2004. The increase as a percentage of net sales to 60.9% in fiscal 2004 from 60.7% in fiscal 2003 resulted primarily from the advertising expense increase.

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

Deferred Rent, Depreciation, Amortization and Preopening Expenses. Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $1.4 million, or 9.9%, to $12.7 million during fiscal 2004 from $14.1 million during fiscal 2003. Due to only two restaurant openings in 2004, preopening expenses totaled $519,000, a $1.6 million decrease over 2003 during which there were ten restaurant openings. Deferred rent decreased by approximately $300,000 as many leases with step rent provisions now require cash payments in excess of the calculated pro-rata rent expense. The additional restaurant openings in both fiscal 2004 and 2003 resulted in an incremental $800,000 of depreciation expense in fiscal 2004.

Asset Impairment Charge. We assessed certain non-performing restaurants for recoverability of recorded amounts in 2004 and determined an impairment of fixed assets existed at twelve restaurant locations. We estimated the fair value of these assets based on the net present value of the expected cash flows from the restaurants and determined that the carrying amount of the assets exceeded their fair value by approximately $6.7 million. We recorded an impairment charge in that amount to reflect the write down of the affected assets to fair value.

Interest Expense, net. Interest expense increased by approximately $500,000 to $10.6 million during fiscal 2004 from $10.1 million during fiscal 2003. Interest expense was primarily comprised of $9.2 million paid on the Senior Notes in semi-annual installments. In fiscal 2004, $539,000 of interest was incurred on capital lease obligations, $229,000 higher than in 2003 when certain underlying sale leaseback transactions were recorded (See Note 6 of Notes to Consolidated Financial Statements). Interest capitalized to construction decreased $161,000 in 2004 from 2003 due to fewer restaurant openings. Additionally, interest income decreased by $41,000 in 2004 primarily due to lower interest rates. Lastly, deferred finance costs amortization increased approximately $40,000 in conjunction with the sale leaseback transactions consummated in 2003.

Income Taxes. We have an historical trend of recurring pre-tax losses. During the fourth quarter of 2002 we recorded a full valuation allowance for our net deferred tax asset. We also provided a full valuation allowance relating to the tax benefits generated since 2002 (primarily from its operating losses). As of December 29, 2004, we had net operating loss and tax credit carryforwards totaling $7.8 million.

Liquidity and Capital Resources

	2005	2004	2003
Cash flows provided by operating activities	$12,927	$7,881	$9,071
Cash flows used in investing activities	(4,108)	(7,872)	(9,358)
Cash flows provided by (used in) financing activities	272	(365)	(199)
Net increase (decrease) in cash	$9,091	$(356)	$(486)

We have historically met our capital expenditures and working capital needs through a combination of operating cash flow, bank and mortgage borrowings, the sale of the Senior Notes, the sale of Common Stock, and, in fiscal 2003, two sale leaseback transactions. We expect our future capital and working capital needs will be funded from operating cash flow and cash on hand.

Net cash flows from operating activities were $12.9 million for fiscal 2005 as compared to $7.9 million for fiscal 2004. While the fiscal 2005 net loss decreased $10.8 million from fiscal 2004, included in the net loss in 2004 was a $6.7 million non-cash asset impairment charge compared to an asset impairment charge of $1.0 million in 2005. As of December 28, 2005, we had $21.4 million in cash and cash equivalents.

Our capital expenditures were $4.3 million, $8.6 million, and $17.4 million, for fiscal 2005, 2004, and 2003, respectively. In fiscal 2005, $3.9 million of our capital spending was attributable to remodeling and upgrading facilities in our existing restaurants and $400,000 was used for new restaurant development. We anticipate fiscal 2006 capital expenditures will be approximately $6.5 million.

As of December 28, 2005, we had $92.2 million in consolidated indebtedness, $85.3 million pursuant to the Senior Notes, $6.1 million of capital lease obligations, and $0.8 million of promissory notes. The Senior Notes contain no financial covenants and we are in compliance with all non-financial covenants as of March 28, 2006. The Senior Notes bear interest at the rate of 10 ¾% per annum, payable semi-annually on January 15 and July 15. The Senior Notes are due in full on July 15, 2008. Through July 15, 2006, we may, at our option, redeem any or all of the Senior Notes at face value, plus a declining premium, which is 1.79% through July 15, 2006. After July 15, 2006, the Senior Notes may be redeemed at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require us to repurchase the Senior Notes at a redemption price of 101% of face value. See Note 5 of Notes to Consolidated Financial Statements.

We are operating without a line of credit and are funding all of our growth, debt reductions and operating needs out of cash flows from operations and cash on hand.

We have established a $4.0 million (maximum) letter of credit (expiring in December 2006) as collateral with third party administrators for self insurance reserves. As of December 28, 2005, this facility is collateralized with $2.2 million of cash restricted from general use. Letters of Credit totaling $2.2 million were outstanding on December 28, 2005, a $200,000 decrease from the fiscal 2004 ending balance.

Our future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Significant liquidity demands will arise from debt service on the Senior Notes.

The table below depicts our future contractual obligations committed as of December 28, 2005:

	Payments Due by Fiscal Year
	(Dollars in Thousands)
Contractual Obligations:	Total	2006	2007 - 2008	2009 - 2010	After 2010
Operating Leases (a)	$96,954	$15,269	$25,859	$19,825	$36,001
Capital Leases (a)	12,749	693	1,419	1,416	9,221
Senior Notes (b)	103,652	9,171	94,481	—	—
Promissory Notes (c)	802	97	228	276	201
Closed restaurants reserve, net of sublease income	372	270	102	—	—
Total Contractual Obligations	$214,529	$25,500	$122,089	$21,517	$45,423

(a)	–	See Note 6 of Notes to Consolidated Financial Statements
(b)	–	including interest at 10 ¾% per annum to maturity in July 2008.
(c)	–	including interest at a weighted average rate of 7.35% per annum.

We believe the cash flow generated from our operations and cash on hand should be sufficient to fund our debt service requirements, lease obligations, expected capital expenditures and other operating expenses through 2006. Beyond 2006 and up to the 2008 maturity of our Senior Notes, we expect to be able to service our debt, but the lack of short term borrowing availability may impede our growth. We are evaluating various refinancing alternatives for our Senior Notes upon their maturity in 2008.

Impact of Inflation

Inflationary factors such as increases in labor, food or other operating costs could adversely affect our operations. We do not believe inflation has had a material impact on our financial position or results of operations for the periods discussed above. We believe through the proper leveraging of purchasing size, labor scheduling, and restaurant development analysis, inflation will not have a material adverse effect on our income during the foreseeable future. There can be no assurance inflation will not materially adversely affect us.

Seasonality

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate depending on a variety of factors, including the timing of new restaurant openings and related preopening and other startup expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant sales, competition and overall economic conditions. Our business is also subject to seasonal influences of consumer spending, dining out patterns and weather. As is the case with many restaurant companies, we typically experience lower net sales and net income during the first and fourth fiscal quarters. Because of these fluctuations in net sales and net loss, the results of operations of any quarter are not necessarily indicative of the results that will be achieved for the full year or any future quarter.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to the impairment of long-lived assets, self-insurance, and closed restaurants reserve. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in our preparation of our consolidated financial statements.

Impairment of Long-Lived Assets

We evaluate property and equipment held and used in the business for impairment whenever events or changes in circumstances indicate the carrying amount of a restaurant’s assets may not be recoverable. An impairment is determined to exist if the estimated undiscounted future operating cash flows (which we estimate using historical cash flows and other relevant facts and circumstances) for a restaurant exceeds the carrying amount of its assets. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset. The estimates and assumptions used during this process are subject to a high degree of judgment.

During 2005 we assessed certain non-performing restaurants for recoverability of recorded amounts and determined an impairment of fixed assets existed at six restaurant locations. We estimated the fair value of these assets based on the net present value of the expected cash flows from the restaurants and determined the carrying amount of the assets exceeded their fair value by approximately $982,000. We recorded an impairment charge in that amount to reflect the write down of the affected assets to fair value.

During 2004, we assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at twelve restaurant locations. We estimated the fair value of these assets based on the net present value of the expected cash flows of the restaurants and determined that the carrying amount of the assets exceeded their fair value by approximately $6.7 million. Consequently, we recorded an impairment charge in this amount to reflect the write down of the affected assets to their fair value in 2004.

Our similar analysis in 2003 determined the carrying amount of the assets in four restaurants exceeded their fair value by approximately $3.6 million. Accordingly, we recorded an impairment charge to reflect the write down of the affected assets to fair value in 2003.

In addition, at least annually, we assess the recoverability of goodwill and other intangible assets related to our restaurant concept. These impairment tests require us to estimate fair values of our restaurant concept by making assumptions regarding future cash flows and other factors. If these assumptions change in the future, we may be required to record impairment charges for these assets. To date, such analysis has indicated no impairment of goodwill and other intangible assets has occurred.

Income Tax Valuation Allowances

The future tax benefits which give rise to the deferred tax asset remain statutorily available to us. We consider both negative and positive evidence in determining if a valuation allowance is appropriate. We had net operating losses and tax credit carry forwards of $6.0 million as of December 28, 2005 which expire at various dates through 2019. We have an historical trend of recurring pre-tax losses. Based on the recent losses and the historical trend of losses, we concluded a valuation allowance for the net deferred tax asset remains appropriate. Actual amounts realized will be dependent on generating future taxable income.

Self-Insurance

We are self-insured for certain losses related to general liability, group health insurance, and workers’ compensation. We maintain stop loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and estimates of the ultimate costs of claims incurred, and are reviewed by us on a quarterly basis to ensure the liability is appropriate. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted. To date we are not aware of any activity requiring significant adjustments to these reserves.

Closed Restaurants Reserve

We remain primarily liable on leases for 11 closed locations. We review the specifics of each site on a quarterly basis to estimate our net remaining liability over the remaining lease term. Certain locations have subtenants in place while others remain vacant. Estimates must be made of future sublease income or lease assignment possibilities. If subtenants default on their subleases or projected future subtenants are not obtained, actual results could differ from our estimates, thereby impacting our financial results. Such a review resulted in a charge of $236,000 in 2002 when a restaurant was closed prior to its lease termination. All other activity in fiscal 2002 through 2005 has been consistent with reserves and no additional increases in the reserve were necessary.

Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material effect on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R which requires all share-based payments to employees to be recognized in the financial statements based on their fair values. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, or APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective December 29, 2005, we will adopt the provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. We currently apply the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Upon adoption of SFAS No. 123R, we will recognize stock-based compensation costs rateably over the service period. This statement also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R. The impact of the adoption of SFAS No. 123R and SAB No. 107 is estimated to result in a compensation charge for fiscal year 2006 of approximately $100,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We have no exposure to specific risks related to derivatives or other “hedging” types of financial instruments.  In addition, we do not have operations outside of the United States of America which expose us to foreign currency risk and substantially all of our outstanding debt has fixed interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Part IV, Item 15 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the fourth quarter of fiscal 2005, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, we became aware of errors in our detailed property and equipment records. These errors involved the calculation of depreciation expense on multiple property records and the related impact on income taxes during the period of 1998 through 2004, inclusive, and the first two fiscal quarters of 2005 (the “Relevant Period”).

Management then conducted an investigation concerning the extent and magnitude of these errors. As a result of this inquiry, on January 12, 2006 the Audit Committee and management concluded, among other things, that: (1) our depreciation and income tax expense accounting practices were not appropriate as of December 28, 2005; (2) an aggregate additional depreciation expense of approximately $3.5 million needed to be recorded in our financial statements for the Relevant Period; and (3) income tax expense was not properly adjusted in connection with the restatement of our financial statements in April 2005. In connection with these conclusions, we determined our financial statements relating to the Relevant Period were required to be restated (the “Restatement”). Based on the determination our depreciation and income tax expense accounting practices were not appropriate as of December 28, 2005, our CEO and CFO concluded our disclosure controls and procedures were not effective as of that date.

Internal Control Over Financial Reporting. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, (An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements), the Restatement was a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on the evaluation of our controls and procedures, we concluded a material weakness existed in our internal control over financial reporting as it related to our depreciation expense accounting practices, and disclosed this to the Audit Committee and to the Company’s independent registered public accounting firm.

Remediation Steps to Address Material Weakness. To remediate this material weakness in our internal control over financial reporting, in the first quarter of 2006 the Company re-performed all of the necessary calculations and added sufficient review and approval procedures to assure management the material weakness has been corrected.

Change in Internal Control Over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We did, however, make changes to our internal control over financial reporting in the first quarter of fiscal 2006, by making the changes to our depreciation and income tax expense accounting practices set forth above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers and directors at the time of this filing:

Name	Age	Position
Stephen V. Clark	52	Vice Chairman of the Board of Directors, Chief Executive Officer
David G. Lloyd	42	President, Chief Financial Officer and Director
Benjamin R. Jacobson	61	Chairman of the Board of Directors and Treasurer
Sally M. Dungan	52	Director *
James J. Morgan .	63	Director #
James N. Moriarty	39	Director *
Heywood Wilansky	58	Director * #
James R. Parish.	59	Director

*                 Member of Audit Committee

#                 Member of Compensation Committee

Stephen V. Clark. Mr. Clark became Chief Executive Officer in August 2004 and was named Vice Chairman of the Board of Directors in August 2005. He was President from October 2004 through August 2005, and has served as a director since April 2002. Mr. Clark was the President and Chief Executive Officer of Taco Bueno, a quick service Mexican restaurant chain of over 120 stores, from June 2001 through August 2005 (during which time he was also our Chief Executive Officer beginning in August 2004 and our President beginning in October 2004). He previously served as Taco Cabana Inc.’s Chief Executive Officer from November 1996 through April 2001 and was previously the President, Chief Operating Officer, and Director at Taco Cabana from April 1995 through November 1996. Prior to that, Mr. Clark held various positions with Church’s Chicken, a division of America’s Favorite Chicken, over seventeen years, the last having been Senior Vice President and Concept General Manager.

David G. Lloyd. Mr. Lloyd became our Chief Financial Officer in November 2004, assumed the role of President in August 2005 and became a director in September 2005. Mr. Lloyd was the Chief Financial Officer of Taco Bueno, a quick service Mexican restaurant chain of over 120 stores, from June 2001 through August 2005 (during which time he was also our Chief Financial Officer beginning in November 2004). He previously served as Taco Cabana Inc.’s Chief Financial Officer from November 1994 through February 2001. Prior to that, Mr. Lloyd, a Certified Public Accountant, was with Deloitte & Touche LLP from 1985 through 1994.

Benjamin R. Jacobson. Mr. Jacobson has been Chairman of the Board of Directors since 1991 and was our Chief Executive Officer from October 1999 until August 2004. Since 1989, Mr. Jacobson has served as the Managing General Partner of Jacobson Partners, which specializes in direct equity investments. Mr. Jacobson is a director of a number of other privately-held corporations.

Sally M. Dungan. Ms. Dungan became a director and member of our audit committee in February 2004. She is the Chief Investment Officer (“CIO”) of Tufts University where she is responsible for the investment policy and total fund structure of Tufts’ $1.0 billion in endowment and long term funds portfolio. Prior to assuming the CIO position in September of 2002, Ms. Dungan was the Director of Pension Fund Management for Siemens Corporation. Ms. Dungan is a Chartered Financial Analyst.

James J. Morgan. Mr. Morgan became a director in December 1997. From 1963 until his retirement in 1997, Mr. Morgan was employed by Philip Morris U.S.A. where he served as President and Chief Executive Officer from 1994 until his retirement in 1997. Prior to 1994, Mr. Morgan served in various capacities at Philip Morris including Senior Vice President of Marketing, and Corporate Vice President of Marketing Planning of the Philip Morris Companies Inc. Mr. Morgan is a Partner in Jacobson Partners.

James N. Moriarty. Mr. Moriarty became a director and chairman of our audit committee in February 2004. He has been a partner in the accounting firm of Vitale, Caturano & Company, P.C., a full service CPA and business advisory firm, since 2002. He is head of the firm’s Restaurant practice. Prior to that, Mr. Moriarty was with Arthur Andersen LLP for 14 years, the last four years as a partner in that firm. He is a member of the AICPA and the Massachusetts Society of CPA’s.

James R. Parish. Mr. Parish was named a director in September 2005. He has been a principal of Parish Partners, Inc., an investment, advisory and consulting firm, since 1991. Parish Partners, Inc. provides executive-level strategic advice and counseling to a wide range of restaurant industry executive teams. Mr. Parish also serves on the board of directors of Spirit Finance Corporation (NYSE: SFC) and as a member of their audit committee. Mr. Parish previously served on our Board of Directors from July 1998 through August 2003. Prior to forming Parish Partners in 1991, Mr. Parish was Executive Vice President, Chief Financial Officer, and member of the executive committee and Board of Directors of Chili’s, Inc., the predecessor company to Brinker International (NYSE: EAT), now one of the largest multi-concept companies in the restaurant industry.

Heywood Wilansky. Mr. Wilansky became a director and member of our audit committee in May 2004. He became a member of the compensation committee in November 2004. Mr. Wilansky has been the President and Chief Executive Officer of Retail Ventures, Inc. (NYSE:RVI) (“RVI”) since November 2004, and was named a director of DSW Shoe Warehouse (NYSE: DSW) (“DSW”) in March, 2005. RVI owns a controlling interest in DSW. From February 2003 through November 2004, he was the President and Chief Executive Officer of Filene’s Basement, Inc. Prior to that, he was a Professor at the University of Maryland, Smith School of Business from August 2002 through January 2003. He was the President and CEO of Strategic Management Resources, LLC, a management consulting service, from July 2000 through January 2003 and was the President and CEO of Bon-Ton Stores, Inc. from 1995 through 2000.

Term of Directors

Our directors serve in such capacity until the next annual meeting of our shareholders or until their successors are duly elected and qualified.

Audit Committee

We have an Audit Committee, which consists of Sally M. Dungan, Heywood Wilansky, and James N. Moriarty (Chairman). The Board of Directors has reviewed the qualifications of Ms. Dungan, Mr. Wilansky and Mr. Moriarty and have determined they are “independent” under the applicable definition contained in Rule 4200(a)(15) of the NASD’s listing standards. Mr. Moriarty was formerly a partner with Arthur Andersen LLP which audited the Company’s financial statements prior to fiscal 2002 and he was involved in the audit of those financial statements. Mr. Moriarty has no relationship with Deloitte & Touche LLP, our current auditor. The Board of Directors appointed Mr. Moriarty to the Audit Committee because of his auditing and accounting expertise. Our Board of Directors has determined Mr. Moriarty qualifies as an Audit Committee Financial Expert, as defined in Item 401(h) of Regulation S-K.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers including our principal executive officer, principal financial officer, principal accounting officer and controller, and other persons performing similar functions. If we make any substantive amendments to the Code of Ethics or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics to any of our principal executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions, we must disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of the amendment or waiver. A copy of our Code of Ethics for Senior Financial Officers is filed as Exhibit 14.1 to our Annual Report for the fiscal year ended December 31, 2003. In addition, we will provide any person, without charge, a copy of the Code of Ethics for Senior Financial Officers, if such person delivers a written request to us at Bertucci’s Corporation, 155 Otis Street, Northborough, MA 01532, Attn: Compliance Officer.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation for the most current three fiscal years for our Chief Executive Officer and other most highly compensated executive officer (the Chief Executive Officer and such other officers, collectively, the “Named Executive Officers”):

		Annual Compensation			Long Term Compensation
Name and Principal Position		Salary($)	Bonus($)	Other Annual Compensation ($) (c)	Securities Underlying Options (#)

Stephen V. Clark (a)	2005	288,462	259,615	—	170,000
Chief Executive Officer, Vice	2004	61,731	100,000	—	—
Chairman of the Board of Directors	2003	—	—	—	—

David G. Lloyd (b)	2005	237,692	213,923	85,971	170,000
Chief Financial Officer, President	2004	41,154	67,000	—	—
	2003	—	—	—	—

(a)	Mr. Clark was named President and CEO in August, 2004 and became Vice - Chairman in August 2005.
(b)	Mr. Lloyd joined the Company in September 2004 and was named CFO in November 2004 and became President in August 2005.
(c)	Other compensation is primarily relocation expenses.

Options Granted in Last Fiscal Year

The following table sets forth the stock options granted to our Named Executive Officers during the fiscal year ended December 28, 2005.

	Individual Grants
Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5% ($)	10% ($)
Stephen V. Clark	170,000	28.2%	$17.51	9/27/15	$4,156,450	$6,618,453
David G. Lloyd	170,000	28.2%	$17.51	9/27/15	$4,156,450	$6,618,453

(1)	We granted these options under our Amended and Restated 1997 Equity Incentive Plan and the underlying shares of Common Stock vest 25% annually beginning in 2007 through 2010.

(2)

Our Board of Directors has determined the fair value of a share of Common Stock on December 28, 2005 was $15.01, based on a valuation model which assumes the sale of a controlling interest in the Company.

(3)

The 5% and 10% assumed rates of annual compounded stock price appreciation are set forth in the rules of the Securities and Exchange Commission (the “SEC”) and do not represent our estimate or projection of future Common Stock prices. Note these amounts reflect exercise prices below those of the options listed above.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth information concerning option exercises during fiscal 2005 (none) and the fiscal year-end value of unexercised options for each of the Named Executive Officers.

Name	Shares Acquired on Exercise	Value Realized	Number Of Securities Underlying At Fiscal Year-End Exerciseable/Unexercisable		Value Of Unexercised In-The-Money Options At Fiscal Year-End Exerciseable/ Unexerciseable(a)
Stephen V. Clark	—	$—	—	170,000	$—	$—
David G. Lloyd	—	$—	—	170,000	$—	$—

(a)               Based upon a stock price of $15.01.

Employment Agreements

Our Board of Directors elects our executive officers and such officers serve at the discretion of the Board. At the date of this filing, we have not entered into any employment agreements with any of our executive officers.

Equity Incentive and Other Plans for Employees

Equity Incentive Plan. Our Amended and Restated 1997 Equity Incentive Plan (“Equity Incentive Plan”), which provides for the issuance of nonqualified stock options, among other kinds of awards, allows us to provide equity incentives to our key employees and directors. On September 27, 2005, the Company’s Board of Directors approved the amendment and restatement of the Equity Incentive Plan which increased the number of shares of Common Stock that are available for issuance under the Equity Incentive Plan from 750,000 to 1,100,000. The Board of Directors administers the Equity Incentive Plan and may modify or amend it in any respect.

Generally, options granted to employees under the Equity Incentive Plan are exercisable either: (a) cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant; or (b) only upon the fifth anniversary of the date of grant. Options granted to non-employee directors under the Equity Incentive Plan are generally exercisable immediately upon grant. Options granted under the Equity Incentive Plan to date expire 90 days following either the fifth or the tenth anniversary of the date of the grant. In addition, unvested options generally vest immediately and in full upon a transaction that constitutes a “change of control” of the Company.

The following table summarizes option activity since September 15, 1997 through December 28, 2005:

Year of Original Issue	Average Original Issue Price	Originally Granted	Since Forfeited	Exercised	Outstanding at December 28, 2005
1997	$11.63	331,123	(245,692)	(11,020)	74,411
1998	$17.51	58,429	(58,429)	—	—
1999	$15.00	23,541	(15,541)	—	8,000
2000	$13.37	199,750	(84,750)	(1,125)	113,875
2001	$17.51	332,500	(289,800)	—	42,700
2002	$17.51	26,000	(20,000)	—	6,000
2003	$14.48	40,079	(3,636)	—	36,443
2004	$17.51	111,000	(23,000)	—	88,000
2005	$17.51	602,500	(1,000)	—	601,500

		1,724,922	(741,848)	(12,145)	970,929

On December 28, 2005, 129,071 shares of Common Stock were available for grants under the Equity Incentive Plan.

Executive Savings and Investment Plan. In 1999, we established the Bertucci’s Corporation Executive Savings and Investment Plan, a non-qualified compensation plan, to which our highly compensated executives may elect to defer a portion of their salary and/or earned bonus. We replaced the original trustee of the Executive Savings and Investment Plan, Scudder Kemper Investments

(“Scudder”), in December 2004 with Reliance Trust Company (“Reliance”) pursuant to a new Trust Agreement. The Trust Agreement between us and Reliance is for the purpose of paying benefits under Executive Savings and Investment Plan and its terms are substantially similar to the trust agreement the Company entered into with Scudder in 1999. We have established an irrevocable grantor trust under the Trust Agreement and we are the grantor.

The trust assets are held separately from our other funds, but remain subject to claims of our general creditors in the event of our insolvency. As of December 28, 2005, there were 21 participants in the plan with assets in the trust having an aggregate market value of approximately $565,000.

401(k) Plan. We maintain the Bertucci’s 401(k) Plan, a defined contribution plan. Under the Bertucci’s 401(k) Plan, substantially all of our exempt and non-exempt corporate office employees may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. We make a matching contribution to the Bertucci’s 401(k) Plan. The matching contribution is allocated to the participants based on a formula as defined by the Bertucci’s 401(k) Plan. Matching contributions made by us under the 401(k) Plan for the years ended December 28, 2005, December 29, 2004, and December 31, 2003, were approximately $130,000, $98,000, and $81,000 respectively.

Compensation of Directors

We reimburse our directors for any expenses incurred by them in connection with their attendance at meetings of the Board of Directors, or any committee thereof. In addition, all directors are eligible to receive options under our equity incentive plans.

Independent directors are paid: (1) a quarterly stipend of $2,500 for serving on the Board of Directors; (2) a payment of $2,500 for each Board of Directors meeting they attend (either in person or telephonically); and (3) if they are a member of the Audit Committee, a payment of $1,000 for each Audit Committee meeting they attend (either in person or telephonically).

Directors receive no other compensation from us for serving on the Board of Directors or a committee of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

Effective as of January 1, 1998, the Board of Directors appointed a Compensation Committee. During fiscal 2005, Mr. Morgan and Mr. Wilansky were the only members of the Compensation Committee. Mr. Morgan has been a Partner with Jacobson Partners since 2001. We entered into a financial advisory services agreement with Jacobson Partners in 1998 pursuant to which we have been paying Jacobson Partners consulting fees and reimbursing Jacobson Partners for certain travel and other incidental expenses. We paid Jacobson Partners $250,000 in fiscal 2005 and $425,000 in fiscal 2004 for its services under this agreement. See “Item 13. Certain Relationships And Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information at March 28, 2006, with respect to ownership of our Common Stock, $0.01 par value per share, by (i) each beneficial owner of five percent or more of our Common Stock, (ii) each of our directors who beneficially owns shares of Common Stock, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. For the purpose of computing the percentage of the shares of Common Stock owned by each person or group listed in this table, shares which are subject to options exercisable within 60 days after March 28, 2006 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Benjamin R. Jacobson (1)	1,009,011	31.9%
595 Madison Avenue
New York, New York 10022

Thomas R. Devlin (2)	316,660	10.3%
1313 North Webb Road
P.O. Box 782170
Wichita, Kansas 67206

Dennis D. Pedra (3)	230,605	7.8%

James J. Morgan (4)	51,833	1.7%

Stephen V. Clark	46,192	1.5%

David G. Lloyd	39,716	1.3%

James R. Parish	17,422	*

Sally M. Dungan	4,000	*

Heywood Wilansky	4,000	*

James N. Moriarty	2,500	*

All directors and executive officers as a group (8 persons) (5)	1,174,674	36.9%

* Less than 1%

(1)               Includes (a) 613,273 shares of Company Common Stock held by J.P. Acquisition Fund II, L.P., a Delaware limited partnership (“JPAF II”), (b) 149,599 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above, and (c) 21,217 shares of Company Common Stock held by trusts for the benefit of Mr. Jacobson’s children, with respect to which a third party is trustee and has voting control. JPAF, Limited Partnership, a Delaware limited partnership (“JPAF LP”) is the General Partner of JPAF II. The General Partner of JPAF LP is JPAF, Inc., a Delaware corporation. Mr. Jacobson is the president and majority shareholder of JPAF, Inc. Mr. Jacobson disclaims beneficial ownership of the shares described (i) in clause (a) above, except to the extent of his general partnership interest in JPAF II, and (ii) in clause (c) above.

(2)               Includes (a) 67,834 shares of Company Common Stock held by JPAF II, representing Mr. Devlin’s pro rata interest as a limited partner of JPAF II; and (b) 4,000 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

(3)               Includes 33,000 shares of Company Common Stock held by trusts for the benefit of Mr. Pedra’s children, with respect to which Mr. Pedra’s sister is trustee and has sole voting control.

(4)               Includes (a) 8,482 shares of Company Common Stock held by JPAF II, representing Mr. Morgan’s pro rata interest as a limited partner of JPAF II; and (b) 6,000 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above.

(5)               Includes (a) 161,599 shares of Company Common Stock issuable upon exercise of outstanding stock options within the parameters described above; and (b) the 8,482 shares described in (4) above.

Shareholders Agreement

We are a party to a shareholder agreement with our current shareholders (collectively, the “Shareholder Agreement”).

The Shareholder Agreement provides, among other things, that (i) a shareholder may not transfer his or its shares in the Company, whether voluntarily or by operation of law, other than in certain limited circumstances specified therein, including transfers through a right of first refusal procedure, distributions by certain legal entities to the constituents of such entities (i.e. a partnership to its partners), transfers by will or intestate succession, transfers approved by the Board of Directors to an affiliate of a shareholder or to another shareholder, transfers to family members or trusts for their benefit, and any transfer unanimously approved by the Board of Directors, (ii) we have the option to purchase the shares of any shareholder who is an employee of ours following the termination of such shareholder’s employment with us for any reason at a purchase price equal to the fair market value or original purchase price (plus accrued interest in certain circumstances) depending upon the reason for such termination, (iii) we have the option to purchase the shares of any shareholder who is an employee of ours following certain transfer events, including such shareholders’ bankruptcy or a court-ordered transfer of such shareholder’s stock, (iv) if we fail to exercise our option to purchase as described in the immediately preceding clause (iii), the remaining shareholders have the option to purchase the applicable shares, (v) in the event an employee shareholder leaves our employment due to death, disability or hardship or, with respect to certain shares, is terminated by us without cause, such shareholder has a one-time option to require us to purchase such shareholder’s shares at the greater of fair market value or the original purchase price, subject to certain approval by the Board of Directors, excluding effected employees, (vi) no transfer of shares may occur unless the transferee thereof agrees to be bound by the terms of the Shareholders Agreement and (vii) all share certificates must bear customary legends and all share transfers must be in compliance with applicable securities laws.

Equity Compensation Plan Information

We maintain equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 28, 2005 regarding shares of our Common Stock available for grant or granted under the equity compensation plans that (i) were approved by our stockholders; and (ii) were not approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	610,929	$16.33	—
Equity compensation plans not approved by security holders	360,000	$17.51	129,071
Total	970,929	$16.77	129,071

In 1997, the Board of Directors adopted the Equity Incentive Plan, pursuant to which we authorized 750,000 shares of Common Stock for issuance in connection with equity incentive awards. Our shareholders originally approved the Equity Incentive Plan in 1997. In 2005, however, the Board of Directors increased the total number of shares of Common Stock authorized for issuance under the Equity Incentive Plan to 1,100,000 shares without seeking additional shareholder approval. Accordingly, in the foregoing chart, shares of Common Stock subject to awards under the Equity Incentive Plan are included in columns (a) and (c) under both the “approved by security holders” and “not approved by security holders” categories. Shares of Common Stock covered by awards that expire or otherwise terminate will again become available for grant. A copy of the Equity Incentive Plan is attached as Exhibit 10.22 to our Current Report on Form 8-K filed with the SEC on October 3, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Benjamin R. Jacobson, our Chairman of the Board of Directors and Treasurer, is the Managing Partner of Jacobson Partners. In addition, James Morgan, one of our directors and a member of our compensation committee, is a Partner of Jacobson Partners. In connection with the Acquisition, in 1998 we entered into a financial advisory services agreement with Jacobson Partners. Under this agreement (a) Jacobson Partners provides various financial advisory services to us, including, among other things, assistance in preparing internal budgets, performing cash management activities, maintaining and improving accounting and other management information systems, negotiating financing arrangements, complying with public reporting and disclosure requirements and communicating with creditors and investors, and (b) we pay Jacobson Partners consulting fees and reimburse Jacobson Partners for certain travel and other incidental expenses. We paid Jacobson Partners $250,000 in fiscal 2005 and $425,000 in fiscal 2004 for its services under this agreement. We believe the financial advisory services agreement was made on terms no less favorable to us than those obtainable from an unrelated party.

J.P. Acquisition Fund II, L.P., a Delaware limited partnership (“JPAF II”), owns approximately 20.8% (a controlling interest) of our outstanding Common Stock. JPAF, Limited Partnership, a Delaware limited partnership (“JPAF LP”) is the General Partner of JPAF II. The General Partner of JPAF LP is JPAF, Inc., a Delaware corporation. Benjamin R. Jacobson, Chairman of our Board of Directors, is the president and majority shareholder of JPAF, Inc. J.P. Acquisition Fund III, L.P., a Delaware limited partnership (“JPAF III”), previously owned a controlling interest in Taco Bueno (“Taco Bueno”). The General Partner of JPAF III is JPAF III, LLC, a Delaware limited liability company (“JPAF III, LLC”). Jacobson Partners is the sole shareholder of JPAF III, LLC. Mr. Jacobson is the Managing General Partner of Jacobson Partners. Stephen V. Clark, our Chief Executive Officer and Vice Chairman of our Board of Directors, and David G. Lloyd, our President and Chief Financial Officer, were, respectively, the Chief Executive Officer and Chief Financial Officer of Taco Bueno until August 2005, when JPAF III sold its interest in Taco Bueno. After August 10, 2005, Messrs. Jacobson, Clark, and Lloyd have no financial interests in, or management commitments to, Taco Bueno.

During 1999, we established the Bertucci’s Corporation, Inc. Executive Savings and Investment Plan to which our highly compensated executives may elect to defer a portion of their salary and (or) earned bonus. We maintain an irrevocable grantor trust which has been established by us, as grantor, pursuant to a Trust Agreement with Reliance Trust Company, dated December 2004. The agreement is between us and Reliance Trust Company, as trustee, is for the purpose of paying benefits under the Executive

Savings and Investment Plan. The trust assets are held separately from our other funds, but remain subject to claims of our general creditors in the event of our insolvency. As of December 28, 2005, there were 21 participants in the plan with assets in the trust with an aggregate market value of approximately $565,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Deloitte & Touche LLP (“Deloitte”) for professional services rendered for the fiscal years ended December 28, 2005 (fiscal 2005) and December 29, 2004 (fiscal 2004):

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$228,750	$184,070
Audit-Related Fees	7,950	15,500
Tax Fees	51,000	102,726
All Other Fees	99,007	84,500
Total Fees	$386,707	$386,796

Audit Fees. The Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees. The Audit-Related Fees consist of aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services were primarily for benefit compensation plan audits.

Tax Fees. The Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance, and tax audit defense.

All Other Fees. Fees billed for professional services rendered in connection with the restatements of our financial statements are included in All Other Fees.

Audit Pre-Approval of Policies and Procedures

We formed our Audit Committee in February 2004. The Audit Committee’s policy since February 2004 has been to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Audit Committee Approval of Fees

Our Audit Committee approved all Audit-Related Fees, Tax Fees and All Other Fees listed above and provided by Deloitte to us during fiscal 2005.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 28, 2005 and December 29, 2004

Consolidated Statements of Operations for each of the years ended December 28, 2005, December 29, 2004, and December 31, 2003

Consolidated Statements of Stockholders’ Equity for each of the years ended December 28, 2005, December 29, 2004, and December 31, 2003

Consolidated Statements of Cash Flows for each of the years ended December 28, 2005, December 29, 2004, and December 31, 2003

Notes to Consolidated Financial Statements

	(2)	Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERTUCCI’S CORPORATION

By:	/s/ Stephen V. Clark
Stephen V. Clark, Chief Executive Officer and Director

Date: March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Benjamin R. Jacobson	Chairman of the Board of Directors	March 28, 2006
Benjamin R. Jacobson

/s/ Stephen V. Clark	Vice Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2006
Stephen V. Clark

/s/ David G. Lloyd	President, Chief Financial Officer and Director	March 28, 2006
David G. Lloyd	(Principal Financial and Accounting Officer)

/s/ James N. Moriarty	Director	March 28, 2006
James N. Moriarty

/s/ Sally M. Dungan	Director	March 28, 2006
Sally M. Dungan

/s/ James J. Morgan	Director	March 28, 2006
James J. Morgan

/s/ Heywood Wilansky	Director	March 28, 2006
Heywood Wilansky

/s/ James R. Parish	Director	March 28, 2006
James R. Parish

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bertucci’s Corporation

Northborough, Massachusetts

We have audited the accompanying consolidated balance sheets of Bertucci’s Corporation and subsidiaries (the “Company”) as of December 28, 2005 and December 29, 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 28, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2005 and December 29, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 28, 2006

BERTUCCI’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 28,	December 29,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$21,382	$12,291
Restricted cash	2,187	2,403
Accounts receivable	771	1,334
Inventories	1,534	1,388
Prepaid expenses and other current assets	897	534
Total current assets	26,771	17,950

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	68,433	66,632
Furniture and equipment	46,787	44,537
	121,940	117,889
Less - accumulated depreciation and amortization	(67,509)	(57,101)
	54,431	60,788
Construction work in process	—	1,567
Net property and equipment	54,431	62,355

Goodwill	26,127	26,127
Deferred finance costs, net	2,165	2,862
Liquor licenses, net	2,358	2,414
Other assets	693	513
TOTAL ASSETS	$112,545	$112,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Promissory notes - current portion	$42	$40
Capital lease obligations - current portion	107	74
Accounts payable	8,603	7,819
Accrued expenses	19,129	16,457
Total current liabilities	27,881	24,390
Promissory notes, net of current portion	738	781
Captial lease obligations, net of current portion	5,982	6,102
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	1,892	2,002
Other long-term liabilities	8,045	8,368
Total liabilities	129,848	126,953
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,764,995 and 3,667,495 shares, respectively;
Outstanding - 3,012,982 and 2,915,482 shares, respectively	38	37
Less 752,013 treasury shares at cost	(8,480)	(8,480)
Additional paid-in capital	29,617	29,046
Accumulated deficit	(38,478)	(35,335)
Total stockholders’ deficit	(17,303)	(14,732)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$112,545	$112,221

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	December 28,	December 29,	December 31,
	2005	2004	2003
Net sales	$204,784	$200,408	$186,172

Cost of sales and expenses:
Cost of sales	47,611	49,231	43,544
Operating expenses	123,253	122,056	113,036
General and administrative expenses	14,442	13,065	11,320
Deferred rent, depreciation, amortization and preopening expenses	11,228	12,657	14,123
Asset impairment charge	982	6,749	3,580
Total cost of sales and expenses	197,516	203,758	185,603

Income (loss) from operations	7,268	(3,350)	569

Other expense:
Adjustment of gain on Brinker Sale	—	—	650
Interest expense, net	(10,411)	(10,613)	(10,133)
Other expense	(10,411)	(10,613)	(9,483)

Loss before income tax provision	(3,143)	(13,963)	(8,914)

Income tax provision	—	—	—

Net loss	$(3,143)	$(13,963)	$(8,914)

Basic and diluted loss per share	$(1.06)	$(4.74)	$(3.00)

Weighted average shares outstanding - basic and diluted	2,960,025	2,943,841	2,970,403

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except share data)

	Common Stock		Treasury Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholder Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance January 1, 2003	3,666,370	$37	(687,415)	$(8,088)	$29,004	$(12,458)	$8,495
Net loss	—	—	—	—	—	(8,914)	(8,914)
Compensation expense associated with option grants	—	—	—	—	31	—	31
Purchase of common stock for treasury	—	—	(17,403)	(102)	—	—	(102)
Balance December 31, 2003	3,666,370	$37	(704,818)	$(8,190)	$29,035	$(21,372)	$(490)
Net loss	—	—	—	—	—	(13,963)	(13,963)
Sale of common stock from exercise of options	1,125	—	—	—	11	—	11
Purchase of common stock for treasury	—	—	(47,195)	(290)	—		(290)
Balance December 29, 2004	3,667,495	$37	(752,013)	$(8,480)	$29,046	$(35,335)	$(14,732)
Net loss	—	—	—	—	—	(3,143)	(3,143)
Issuance of common stock	37,500	—	—	—	172	—	172
Sale of common stock	60,000	1	—	—	399	—	400
Balance December 28, 2005	3,764,995	$38	(752,013)	$(8,480)	$29,617	$(38,478)	$(17,303)

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	December 28, 2005	December 29, 2004	December 31, 2003
Cash flows from operating activities
Net loss	$(3,143)	$(13,963)	$(8,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Adjustment of gain on Brinker Sale	—	—	(650)
Loss on sale leaseback transaction	—	—	59
Non-cash stock compensation expense	172	—	31
Loss on equipment disposals	170	—	—
Asset impairment charge	982	6,749	3,580
Deferred rent, depreciation, and amortization	11,568	12,863	12,658
Changes in operating assets and liabilities
Inventories	(146)	(120)	(368)
Prepaid expenses and receivables	200	643	1,217
Other accrued expenses	2,270	2,186	106
Income taxes payable	—	(413)	409
Accounts payable	784	(607)	457
Tenant allowances received	250	577	658
Other operating assets and liabilities	(180)	(34)	(172)
Total adjustments	16,070	21,844	17,985
Net cash provided by operating activities	12,927	7,881	9,071

Cash flows from investing activities
Additions to property and equipment	(4,324)	(8,598)	(17,396)
Net proceeds from sale leaseback transactions	—	—	8,977
Decrease (increase) in restricted cash	216	726	(661)
Acquisition of liquor licenses	—	—	(278)
Net cash used in investing activities	(4,108)	(7,872)	(9,358)

Cash flows from financing activities
Sale of common stock from exercise of options	400	11	—
Purchase of treasury shares	—	(290)	(102)
Payment on promissory note	(40)	(39)	(81)
Principal payments under capital lease obligations	(88)	(47)	(16)
Net cash provided by (used in) financing activities	272	(365)	(199)

Net incease (decrease) in cash and cash equivalents	9,091	(356)	(486)
Cash and cash equivalents, beginning of year	12,291	12,647	13,133
Cash and cash equivalents, end of year	$21,382	$12,291	$12,647

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,096	$10,090	$9,804
Cash paid (refunded) for income taxes	$—	$377	$(408)
Capital leases entered into during period	$—	$175	$6,066
Promissory note issued in exchange for liquor license rights	$—	$—	$555
Promissory note issued in exchange for settlement of lease liability	$—	$—	$386

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 28, 2005

(1)                                  ORGANIZATION AND OPERATIONS

Bertucci’s Corporation, a Delaware corporation (the “Company”), is the owner and operator of a chain of full-service casual dining, Italian-style restaurants under the names Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®. The Company was incorporated in 1994 as NE Restaurant Company, Inc. and formally changed its name to Bertucci’s Corporation on August 16, 2001. As of December 28, 2005, the Company operated 92 restaurants located primarily in the northeast United States.

In July 1998, the Company completed its acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”). The Company financed the Acquisition primarily through the issuance of $100 million of 10¾% senior notes due 2008 (the “Senior Notes”). $85.3 million in principal of the Senior Notes are still outstanding.

Fiscal Year End

The Company’s fiscal year is the 52 or 53-week period ending on the Wednesday closest to December 31st. All years presented consist of 52 weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of demand and interest bearing accounts with original maturities of no more than sixty days. The Company utilizes zero balance disbursement accounts for cash management purposes and maintains a cash balance sufficient to cover disbursements from these accounts when checks are presented for payment. Outstanding checks written against the disbursement accounts of $0.9 million at December 28, 2005 are included in accounts payable in the accompanying consolidated balance sheets.

Restricted Cash

The Company is required to maintain cash as collateral for outstanding letters of credit under its letter of credit facility.

Inventories

Inventories are carried at the lower of cost (first-in, first-out) or market value, and consist of the following (dollars in thousands):

	2005	2004

Food	$847	$750
Liquor	578	542
Supplies	109	96
Total inventory	$1,534	$1,388

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

The Company regularly assesses restaurants’ performance for recoverability to determine if an impairment of fixed assets exists at any location. The Company estimates the fair value of assets based on the net present value of the expected cash flows for each restaurant. If the carrying amount of the assets (including any nontransferable liquor licenses) exceeds the fair value of the assets, the Company records an impairment charge to reflect the write down of the affected assets to fair value. Impairment charges were $1.0 million, $6.7 million, and $3.6 million in fiscal 2005, 2004, and 2003, respectively.

Capitalized Interest

The Company capitalizes interest costs (in leasehold improvements) based on new restaurant capital expenditures. Total interest costs incurred and amounts capitalized are as follows (dollars in thousands):

	2005	2004	2003

Total interest expense	$10,425	$10,690	$10,371
Less - Amount capitalized	14	77	238
Interest expense, net	$10,411	$10,613	$10,133

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

Accrued Expenses

Accrued expenses consisted of the following as of December 28, 2005 and December 29, 2004 (dollars in thousands):

	2005	2004

Accrued payroll and related benefits	$5,994	$4,810
Unredeemed gift cards	4,392	3,857
Accrued interest	4,228	4,254
Other accrued liabilities	2,669	2,018
Accrued rent and other occupancy costs	1,576	1,034
Store closing reserves, current portion	270	484

TOTAL	$19,129	$16,457

Goodwill

The Company tests goodwill for impairment annually on the first day after the fiscal year end. This same impairment test is performed at other times during the course of the year should an event occur indicating goodwill may be impaired. There was no impairment of goodwill at December 28, 2005 or December 29, 2004.

Deferred Finance Costs

Underwriting, legal and other direct costs incurred in connection with the issuance of the Senior Notes and the completion of the sale-leaseback transactions discussed in Note 6 have been capitalized and are being amortized into interest expense over the life of the related borrowings and underlying leases, respectively.

Liquor Licenses

Transferable liquor licenses are accounted for at the lower of cost or market and are not amortized. Annual renewal fees are expensed as incurred. Non-transferable liquor licenses are amortized on a straight-line basis over the contractual life of the license. The carrying value of transferable liquor licenses was $2.0 million at each of December 28, 2005 and December 29, 2004. Amortization expense for non-transferable liquor licenses was $56,000, $82,000, and $58,000 in fiscal 2005, 2004, and 2003, respectively. For existing licenses, amortization expense is expected to be $56,000 per year for each of the next five fiscal years.

Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.                The fair value of the Company’s long term debt, consisting of the Senior Notes, is based on the present value of remaining principal and interest payments discounted at a comparable borrowing rate each fiscal year (see Note 5 of Notes to Consolidated Financial Statements).

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

Advertising

Advertising costs are expensed as incurred. Advertising costs were $5.8 million, $6.6 million and $5.5 million in fiscal 2005, 2004, and 2003, respectively, and are included in operating expenses in the consolidated statements of operations.

Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the fiscal years ended December 28, 2005, December 29, 2004, and December 31, 2003 options representing 970,929, 548,171, and 594,396 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company’s stock-based compensation plan is described more fully in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In 2005, stock based employee compensation expense resulted from the granting of shares to key employees and independent directors. In 2003, such cost resulted from the modification of a stock option grant. All options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	2005	2004	2003

Net loss, as reported	$(3,143)	$(13,963)	$(8,914)
Add: Stock-based employee compensation expense included in reported net loss.	172	—	31
Deduct: Net stock-based employee compensation expense determined under fair value based method for all awards.	(116)	(77)	(580)
Pro forma net loss	$(3,087)	$(14,040)	$(9,463)

Basic and diluted loss per share
As reported	$(1.06)	$(4.74)	$(3.00)
Pro forma	$(1.04)	$(4.77)	$(3.19)

Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05- 6 did not have a material effect on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R which requires all share-based payments to employees to be recognized in the financial statements based on their fair values. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, or APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective December 29, 2005, we will adopt the provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. We currently apply the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Upon adoption of SFAS No.

123R, we will recognize stock-based compensation costs rateably over the service period. This statement also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R. The impact of the adoption of SFAS No. 123R and SAB No. 107 is estimated to result in a compensation charge for fiscal year 2006 of approximately $100,000.

Segment Reporting

The Company’s operations have been aggregated into one single reporting segment, as permitted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, since its operations have similar economic characteristics, products, production processes, types of customers and distribution methods.

Use of Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the reserve for closed restaurant locations, impairment analysis on closed locations, and insurance reserves. Actual results could differ from those estimates.

(3)                                  RESTAURANT SALES AND CLOSURES

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

Closed Restaurants Reserve

Prior to fiscal 2002, the Company had recorded reserves relating to lease commitments at certain closed locations, including other exit costs for which the Company was still primarily liable. It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases. However, due to market conditions, the Company was unable to sell, sublease or exit certain of these leases as originally anticipated. Additionally, in 2002, the Company closed one restaurant and recorded a charge of $0.2 million primarily related to estimated lease termination costs.

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

Activity within the Company’s closed restaurants reserve was as follows (dollars in thousands):

	2005	2004	2003
Balance, beginning of year	$659	$1,449	$2,499
Promissory note issued	—	—	(386)
Lease and related costs charged to reserve	(287)	(790)	(664)
Balance, end of year	$372	$659	$1,449

Current portion	$270	$484	$615
Noncurrent portion	102	175	834
	$372	$659	$1,449

The closed restaurant reserve was calculated net of sublease income at ten locations partially or fully subleased as of December 28, 2005. The Company remains primarily liable for the remaining lease obligations should the sublessee default. Total sublease income excluded from the reserve is approximately $5.9 million for subleases expiring at various dates through 2017. One tenant has defaulted under the terms of the Company’s sublease but the net exposure to the Company has been provided for in the reserves above.

(4)                                  INCOME TAXES

The components of the provision for income taxes for the years ended December 28, 2005, December 29, 2004, and December 31, 2003 are as follows (dollars in thousands):

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	(1,473)	(5,669)	(3,752)
State	(95)	(413)	(270)
	(1,568)	(6,082)	(4,022)

Valuation allowance	1,568	6,082	4,022

Total provision for income taxes	$—	$—	$—

A reconciliation of the amount computed by applying the statutory federal income tax rate of 35% to the loss before income tax provision for the years ended December 28, 2005, December 29, 2004, and December 31, 2003, respectively, is as follows (dollars in thousands):

	2005	2004	2003
Income tax benefit computed at federal statutory rate	$(1,100)	$(4,887)	$(3,120)
State taxes, net of federal benefit	(95)	(413)	(270)
Employment related tax credits, net	(983)	(782)	(632)
Net operating loss carryforwards and other	610	—	—
Valuation allowance	1,568	6,082	4,022
Income tax provision	$—	$—	$—

Significant items giving rise to deferred tax assets and deferred tax liabilities at December 28, 2005 and December 29, 2004 are as follows (dollars in thousands):

	2005	2004
Deferred tax assets—
Net operating loss and tax credit carryforwards	$6,418	$4,356
Property and equipment, including impairment charges	5,931	6,086
Deferred rent	3,226	3,195
Accrued expenses and other	1,946	1,042
Deferred and accrued compensation	414	201
Store closing write downs and liabilities	145	1,694
	18,080	16,574
Deferred tax liabilities—
Liquor licenses	(234)	(296)
	(234)	(296)

Total net deferred tax assets	17,846	16,278
Valuation allowance	(17,846)	(16,278)
Carrying value of net deferred tax assets	$—	$—

The future tax benefits which give rise to the deferred tax asset remain statutorily available to the Company. The Company considers both negative and positive evidence in determining if a valuation allowance is appropriate. The Company had net operating losses and tax credit carryforwards of $13.1 million as of December 28, 2005 which expire at various dates through 2024. The Company has an historical trend of recurring pre-tax losses. Based on the recent losses and the historical trend of losses, the Company concluded a valuation allowance for the net deferred tax asset remains appropriate. Actual amounts realized will be dependent on generating future taxable income.

(5)                                  SENIOR NOTES PAYABLE

The Company has outstanding 10¾% Senior Notes with a face value of $85.3 million due 2008 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on January 15 and July 15. Through July 15, 2006, the Company may, at its option, redeem any or all of the Senior Notes at face value, plus a declining premium, which is 1.79% through July 15, 2006. After July 15, 2006, the Senior Notes may be redeemed at face value. Under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101%. The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all of the Company’s subsidiaries. The Company’s parent company has no independent assets or operations. The Senior Notes contain no financial covenants and the Company is in compliance with all non-financial covenants as of December 28, 2005.

The fair values of the Company’s long-term debt, including current portion at December 28, 2005 and December 29, 2004 were as follows (dollars in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$85,310	$85,268	$85,310	$86,556
Promissory Notes	781	710	821	737
	$86,091	$85,978	$86,131	$87,293

The fair values of the long term obligations above were determined based on the present value of remaining principal and interest payments discounted at the Company’s estimates of comparable borrowing rates as of December 28, 2005 (10.5%) and December 29, 2004 (10.0%), respectively.

(6)                                  COMMITMENTS AND CONTINGENCIES

Letter of Credit Facility

The Company has a $4.0 million (maximum) letter of credit facility. As of December 28, 2005, this facility was collateralized with $2.2 million of cash restricted from general use. Letters of credit totaling $2.2 million were outstanding pursuant to this facility as of December 28, 2005 and December 29, 2004 and expire in December 2006. Restricted cash is presented as current based on the December 2006 letter of credit expiration date.

Operating Leases

The Company has entered into numerous lease arrangements, primarily for restaurant land, equipment and buildings, which are non-cancelable and expire on various dates through 2027.

Some operating leases contain rent escalation clauses whereby the rent payments increase over the term of the lease. Rent expense includes base rent amounts, percentage rent payable periodically, as defined in each lease, and rent expense accrued to recognize lease escalation provisions on a straight-line basis over the lease term. Rent expense recognized in operating expenses in the accompanying consolidated statements of income was approximately $15.5 million, $14.8 million, and $13.4 million for the years ended December 28, 2005, December 29, 2004, and December 31, 2003, respectively. The annual difference of accrued rent versus amounts paid is classified as deferred rent in the accompanying consolidated statements of operations and the cumulative difference is included in other long-term liabilities in the accompanying consolidated balance sheets. Certain leases require the payment of an additional amount, calculated as a percentage of annual sales, as defined in the lease agreement, which exceeds annual minimum rentals. Such percentage rent expense was $200,000, $154,000, and $264,000, for fiscal 2005, 2004, and 2003, respectively.

Future minimum rental payments due under all non-cancelable operating leases as of December 28, 2005 were as follows (dollars in thousands):

Year-
2006	$15,269
2007	13,834
2008	12,025
2009	10,709
2010	9,116
Thereafter	36,001
$96,954

In addition to the leases summarized above, the Company is primarily liable on ten locations for approximately $6.3 million in gross lease commitments over the remaining terms of the leases. Nine of those locations are subleased to tenants under sublease obligations aggregating $5.9 million. The difference of $372,000 represents the Company’s closed restaurant reserve at December 28, 2005.

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

Payments under capital lease commitments for these restaurants are as follows (dollars in thousands):

Year
2006	$693
2007	704
2008	715
2009	725
2010	691
Thereafter	9,221
12,749
Less amount representing interest	6,660
Present value of minimum payments	$6,089
Current portion	107
Long-term portion	5,982
$6,089

Contingencies

The Company is subject to various legal proceedings arising in the ordinary course of business. Based on consultation with the Company’s legal counsel, management believes the amount of ultimate liability with respect to these actions will not be material to the financial position, cash flows or results of operations of the Company.

(7)                                  RELATED PARTIES

Under the terms of the Company’s agreements, the stockholders have consented to the payment of an ongoing financial consulting fee to Jacobson Partners, a stockholder of the Company. Fees of $250,000 were paid to Jacobson Partners for each of the fiscal years ended December 28, 2005, December 29, 2004, and December 31, 2003, respectively. Additionally, the Board of Directors approved an additional fee of $175,000 paid in fiscal 2004. All fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

J.P. Acquisition Fund II, L.P., a Delaware limited partnership (“JPAF II”), owns a controlling interest in the Company. JPAF, Limited Partnership, a Delaware limited partnership (“JPAF LP”), is the General Partner of JPAF II. The General Partner of JPAF LP is JPAF, Inc., a Delaware corporation. Benjamin R. Jacobson, Chairman of the Company, is the president and majority shareholder of JPAF, Inc. J.P. Acquisition Fund III, L.P., a Delaware limited partnership (“JPAF III”), previously owned a controlling interest in Taco Bueno. The General Partner of JPAF III is JPAF III, LLC, a Delaware limited liability company (“JPAF III, LLC”). Jacobson Partners is the sole shareholder of JPAF III, LLC. Mr. Jacobson is the Managing General Partner of Jacobson Partners. Stephen V. Clark, Vice Chairman of the Board of Directors and Chief Executive Officer of the Company, and David G. Lloyd, President and Chief Financial Officer of the Company, held senior management positions with Taco Bueno until August 2005, when JPAF III sold its interest in Taco Bueno.

(8)                                  401(k) PROFIT SHARING PLAN AND DEFERRED COMPENSATION PLAN

The Company maintains a defined contribution plan known as the Bertucci’s 401(k) Plan. Under the Bertucci’s 401(k) Plan, substantially all salaried employees of the Company may defer a portion of their current salary, on a pretax basis. The Company makes a matching contribution to the Bertucci’s 401(k) Plan allocated, based on a formula as defined by the Bertucci’s 401(k) Plan, to Plan participants. Matching contributions made by the Company for the years ended December 28, 2005, December 29, 2004, and December 31, 2003 were approximately $130,000, $98,000, and $81,000, respectively.

In 1999, the Company established the Bertucci’s Corporation Executive Savings and Investment Plan, a non-qualified compensation plan, to which highly compensated executives of the Company may elect to defer a portion of their salary and/or earned bonus.

The assets are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency. As of December 28, 2005, there were 21 participants in the plan with assets with an aggregate market value of approximately $565,000. The assets are included in other assets in the consolidated balance sheet. A corresponding liability is included in other long term liabilities.

(9)                                  COMMON STOCK AND EQUITY INCENTIVE PLAN

On September 15, 1997, the Board of Directors of the Company established the 1997 Equity Incentive Plan, which included a nonqualified stock option plan, in order to provide equity incentive awards for certain key employees and directors. On September 27, 2005, the Company’s Board of Directors approved the adoption of the Amended and Restated 1997 Equity Incentive Plan (the “Equity Incentive Plan”) which increased the number of shares of Common Stock that are available for issuance under the Equity Incentive Plan from 750,000 to 1,100,000. The Equity Incentive Plan is administered by the Board of Directors of the Company and may be modified or amended by the Board of Directors in any respect. As of December 28, 2005 there were 129,071 authorized shares of Common Stock remaining for issuance under the Equity Incentive Plan.

The options granted under the Equity Incentive Plan are generally exercisable as follows:

Two years beyond option grant date	25%
Three years beyond option grant date	50%
Four years beyond option grant date	75%
Five years beyond option grant date	100%

A summary of the Equity Incentive Plan activity for the years ended December 28, 2005, December 29, 2004, and December 31, 2003 is presented in the table and narrative below.

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	548,171	$15.47	594,396	$15.42	652,549	$15.44
Granted	602,500	$17.51	111,000	$17.51	40,079	$14.48
Exercised	—	$—	(1,125)	$(9.22)	—	$—
Forfeited	(179,742)	$(15.30)	(156,100)	$(16.80)	(98,232)	$(15.13)
Outstanding at end of year	970,929	$16.77	548,171	$15.47	594,396	$15.42

Exercisable at end of year	285,179	$15.06	256,377	$13.61	294,603	$14.12

Range of Exercise Price per share		$9.22 - $17.51		$9.22 - $17.51		$9.22 - $17.51
Weighted average fair value of each option granted		$—		$—		$2.83

The 970,929 shares of Common Stock subject to outstanding options at December 28, 2005 have a remaining weighted average contractual life of approximately 7.9 years. Options granted under the Equity Incentive Plan to date expire 90 days following either the fifth or the tenth anniversary of the date of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Weighted average risk-free interest rates of 3.99%, 3.53%, and 3.18% were used in 2005, 2004, and 2003, respectively. Weighted average expected lives of five years and an expected volatility of 0% were used in all three years.

The Company’s shareholders are parties to a shareholder agreement (the “Shareholder Agreement”) which restrict their ability to transfer their shares without the approval of the Company’s Board of Directors. The Shareholder Agreement provides, among other things, that (i) a shareholder may not transfer his or its shares in the Company, whether voluntarily or by operation of law, other than in certain limited circumstances specified therein, including transfers through a right of first refusal procedure, distributions by certain legal entities to the constituents of such entities (i.e. a partnership to its partners), transfers by will or intestate succession, transfers approved by the Board of Directors to an affiliate of a shareholder or to another shareholder, transfers to family members or trusts for their benefit, and any transfer unanimously approved by the Board of Directors, (ii) the Company has the option to purchase the shares of any shareholder who is an employee of the Company following the termination of such shareholder’s employment with the Company for any reason at a purchase price equal to the fair market value or original purchase price (plus accrued interest in certain circumstances) depending upon the reason for such termination, (iii) the Company has the option to purchase the shares of any shareholder who is an employee of the Company following certain transfer events, including such shareholders’ bankruptcy or a court-ordered transfer of such shareholder’s stock, (iv) if the Company fails to exercise its option to purchase as described in the immediately preceding clause (iii), the remaining shareholders have the option to purchase the applicable shares, (v) in the event an employee shareholder leaves the Company due to death, disability or hardship or, with respect to certain shares, is terminated by the Company without cause, such shareholder has a one-time option to require the Company to purchase such shareholder’s shares at the greater of fair value or the original purchase price, subject to certain approval by the Board of Directors, excluding effected employees, (vi) no transfer of shares may occur unless the transferee thereof agrees to be bound by the terms of the Shareholder Agreement, and (vii) all share certificates must bear customary legends and all share transfers must be in compliance with applicable securities laws.

Additionally, the Company has the option to purchase shares held by employee stockholders (approximately 136,629 shares at December 28, 2005) upon their termination at a purchase price equal to either fair market value or the original purchase price (plus accrued interest in certain circumstances), depending on the reason for termination. Employee shareholders, or their estate, may require the Company to purchase their shares upon their death or disability and with respect to certain shares if they are terminated without cause, at the greater of fair value or the original purchase price, subject to certain approval by the Board of Directors.

(10)                            QUARTERLY RESULTS

The unaudited quarterly information depicted below details results of operations for each of the fiscal quarters of 2005 and 2004.

	Quarter 1 March 30, 2005	Quarter 2 June 29, 2005	Quarter 3 September 28, 2005	Quarter 4 December 28, 2005	Year December 28, 2005
Net sales	$49,952	$52,580	$49,654	$52,598	$204,784

Cost of sales and expenses:
Cost of sales	11,860	12,322	11,316	12,113	47,611
Operating expenses	30,454	31,391	30,051	31,357	123,253
General and administrative expenses	3,499	3,283	3,740	3,920	14,442
Deferred rent, depreciation, amortization and preopening expenses	3,142	3,029	2,601	2,456	11,228
Asset impairment charge	—	907	—	75	982
Total cost of sales and expenses	48,955	50,932	47,708	49,921	197,516

Income from operations	997	1,648	1,946	2,677	7,268
Other expense:
Interest expense, net	(2,650)	(2,621)	(2,613)	(2,527)	(10,411)
Other expense	(2,650)	(2,621)	(2,613)	(2,527)	(10,411)

Net loss	$(1,653)	$(973)	$(667)	$150	$(3,143)

Basic and diluted loss per share	$(0.57)	$(0.33)	$(0.23)	$0.05	$(1.06)

Weighted average shares outstanding - basic and diluted	2,925,520	2,947,691	2,953,864	3,012,982	2,960,025

	Quarter 1 March 31, 2004	Quarter 2 June 30, 2004	Quarter 3 September 29, 2004	Quarter 4 December 29, 2004	Year December 29, 2004
Net sales	$49,426	$51,754	$49,260	$49,968	$200,408

Cost of sales and expenses:
Cost of sales	11,556	12,883	12,256	12,536	49,231
Operating expenses	29,627	33,469	29,509	29,451	122,056
General and administrative expenses	3,093	3,478	2,655	3,839	13,065
Deferred rent, depreciation, amortization and preopening expenses	3,166	3,108	3,244	3,139	12,657
Asset impairment charge	—	3,894	—	2,855	6,749
Total cost of sales and expenses	47,442	56,832	47,664	51,820	203,758

Income (loss) from operations	1,984	(5,078)	1,596	(1,852)	(3,350)
Other expense:
Interest expense, net	(2,638)	(2,661)	(2,664)	(2,650)	(10,613)
Other expense	(2,638)	(2,661)	(2,664)	(2,650)	(10,613)

Net loss	$(654)	$(7,739)	$(1,068)	$(4,502)	$(13,963)

Basic and diluted loss per share	$(0.22)	$(2.63)	$(0.36)	$(1.54)	$(4.74)

Weighted average shares outstanding - basic and diluted	2,958,436	2,945,040	2,944,337	2,928,740	2,943,841

EXHIBIT LISTING AND INDEX

Exhibit No.	Description
2.1 (a)	Agreement and Plan of Merger, dated as of May 13, 1998 among Bertucci’s, Inc., NE Restaurant Company, Inc. (“NERCO”) and NERC Acquisition Corp.
3.1 (a)	Certificate of Incorporation of NERCO.
3.2 (a)	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 1, 1998.
3.3 (a)	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 20, 1998.
3.4 (a)	By-laws of NERCO.
3.25 (d)	Certificate of Amendment of Certificate of Incorporation of NERCO, dated August 16, 2001.
4.1 (a)	Indenture, dated July 20, 1998 between NERCO and United States Trust Company of New York (“U.S. Trust”) as Trustee (including the form of 10 ¾% Senior Note due July 15, 2008).
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

4.3 (a)	Purchase Agreement, dated July 13, 1998 by and among NERCO, Chase Securities Inc. and BancBoston Securities Inc.
4.4 (a)	Amendment No. 1 to the Purchase Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston Securities Inc. and the Guarantors
4.5 (a)	Exchange and Registration Rights Agreement, dated July 20, 1998 by and among NERCO, Chase Securities Inc. and BancBoston Securities Inc.
4.6 (a)	Amendment No. 1 to Exchange and Registration Rights Agreement, dated July 21, 1998 by and among NERCO, Chase Securities Inc., BancBoston Securities Inc. and the Guarantors.
4.9 (d)	Form of Stockholders Agreement, dated March 14, 2000 by and among certain stockholders of NERCO and NERCO.
10.1 (f)	The Company’s Amended and Restated 1997 Equity Incentive Plan for certain key employees and directors of the Company.*
10.21 (a)	Financial Advisory Services Agreement, dated July 21, 1998 by and between the Company and Jacobson Partners.
10.32 (b)	Primary Distribution Agreement dated as of May 13, 1999 by and between Maines Paper & Food Service, Inc. and Bertucci’s Corporation
10.33 (g)	Bertucci’s Corporation Savings and Investment Plan amended as of December 15, 2004.*
10.34 (g)	Bertucci’s Corporation Executive Savings and Investment Plan amended as of December 15, 2004.*
14.1 (e)	Code of Ethics for Senior Financial Officers.
21.1 (e)	Subsidiaries of Registrant.
31.1 (g)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Stephen V. Clark.
31.2 (g)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by David G. Lloyd.
99-1 (c)	Asset Purchase and Sales Agreement dated November 20, 2000 and fully executed on April 12, 2001.

(a)          Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 1998.

(b)         Filed as an Exhibit, with the same Exhibit number, to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.

(c)          Filed as an Exhibit, with the same Exhibit number, to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2001.

(d)         Filed as an Exhibit, with the same Exhibit number, to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(e)          Filed as an Exhibit, with the same Exhibit number, to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2004.

(f)            Filed as Exhibit 10.22 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2005.

(g)         Filed herewith.

*                 Management compensation plan or arrangement.