Form 10-Q
period 2006-03-29
BERTUCCIS CORP
filed 2006-05-12
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Filed Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Quarterly Period Ended March 29, 2006

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

Yes   ☐   No   ☒

3,015,982 shares of the registrant’s Common Stock were outstanding on May 12, 2006.

BERTUCCI’S CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

1)	Condensed Consolidated Balance Sheets as of March 29, 2006 (Unaudited) and December 28, 2005 (Unaudited)

2)	Condensed Consolidated Statements of Operations for the 13 Weeks Ended March 29, 2006 (Unaudited) and March 30, 2005 (Unaudited)

3)	Condensed Consolidated Statements of Cash Flow for the 13 Weeks Ended March 29, 2006 (Unaudited) and March 30, 2005 (Unaudited)

4)	Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 29, 2006	December 28, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$17,740	$21,382
Restricted cash	2,175	2,187
Accounts receivable	637	771
Inventories	1,455	1,534
Prepaid expenses and other current assets	1,446	897
Total current assets	23,453	26,771
Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	68,770	68,433
Furniture and equipment	47,504	46,787
	122,994	121,940
Less - accumulated depreciation and amortization	(70,347)	(67,509)
Net property and equipment	52,647	54,431
Goodwill	26,127	26,127
Deferred finance costs, net	1,991	2,165
Liquor licenses, net	2,344	2,358
Other assets	802	693
TOTAL ASSETS	$107,364	$112,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Promissory notes - current portion	$43	$42
Capital lease obligations - current portion	112	107
Accounts payable	7,423	8,603
Accrued expenses	14,642	19,129
Total current liabilities	22,220	27,881
Promissory notes, net of current portion	717	738
Capital lease obligations, net of current portion	5,962	5,982
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	1,865	1,892
Other long-term liabilities	7,878	8,045
Total liabilities	123,952	129,848
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value Authorized - 8,000,000 shares Issued - 3,764,995 shares; Outstanding - 3,012,982 shares	38	38
Less treasury shares - 752,013 at cost	(8,480)	(8,480)
Additional paid-in capital	29,669	29,617
Accumulated deficit	(37,815)	(38,478)
Total stockholders’ deficit	(16,588)	(17,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$107,364	$112,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Thirteen weeks ended
	March 29, 2006	March 30, 2005
Net sales	$52,684	$49,952
Cost of sales and expenses:
Cost of sales	11,942	11,860
Operating expenses	31,305	30,454
General and administrative expenses	3,553	3,499
Depreciation, amortization, deferred rent and pre-opening expenses	2,721	3,142
Total cost of sales and expenses	49,521	48,955
Income from operations	3,163	997
Interest expense, net	(2,500)	(2,650)
Income (loss) before income taxes	663	(1,653)
Income taxes	—	—
Net income (loss)	$663	$(1,653)

Basic net income (loss) per share	$0.22	$(0.57)
Diluted net income (loss) per share	$0.22	$(0.57)
Weighted average shares outstanding:
Basic	3,012,982	2,925,520
Diluted	3,034,435	2,925,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2006	March 30, 2005
Cash flows from operating activities
Net income (loss)	$663	$(1,653)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and deferred rent	2,894	3,109
Stock compensation expense	52	144
Changes in operating assets and liabilities
Inventories	79	(26)
Prepaid expenses, receivables and other	(415)	339
Other accrued expenses	(4,549)	(2,681)
Accounts payable	(1,180)	(1,093)
Other operating assets and liabilities	(109)	(4)
Total adjustments	(3,228)	(212)
Net cash used in operating activities	(2,565)	(1,865)
Cash flows from investing activities
Additions to property and equipment	(1,054)	(764)
Decrease in restricted cash	12	225
Net cash used in investing activities	(1,042)	(539)
Cash flows from financing activities
Payment on promissory note	(20)	(19)
Principal payments under capital lease obligations	(15)	(20)
Net cash used in financing activities	(35)	(39)
Net decrease in cash and cash equivalents	(3,642)	(2,443)
Cash and cash equivalents, beginning of year	21,382	12,291
Cash and cash equivalents, end of period	$17,740	$9,848

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,818	$4,822
Cash paid for income taxes	$—	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION
Notes To Condensed Consolidated Financial Statements
March 29, 2006
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2006 (the “2005 Annual Report”). The operating results for the thirteen weeks ended March 29, 2006 may not be indicative of the results expected for any succeeding interim period or for the entire year ending January 3, 2007.

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

2. Liquor Licenses

Transferable liquor licenses purchased are accounted for at the lower of cost or fair market value and are not amortized. Annual renewal fees are expensed as incurred. The carrying value of transferable liquor licenses was $2.0 million at each of March 29, 2006 and December 28, 2005. Non-transferable liquor licenses are amortized on a straight-line basis over the contractual life of the license. Amortization expense for the thirteen weeks ended March 29, 2006 was $14,000 and is expected to be $56,000 per year through fiscal 2010.

3. Restaurant Closing Reserves

Restaurant closing reserves were established as part of the acquisition of Bertucci’s, Inc. in July 1998. These reserves were related to estimated future lease commitments and exit costs to close 18 Bertucci’s locations. In 2001, the Company accrued an additional $4.2 million related to selected locations (all of which had been closed), consisting of estimated lease commitments and certain exit costs. It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases. However, due to market conditions, the Company has been unable to sublease, exit, or otherwise be released from certain of these leases.

The closed restaurant reserve was calculated net of sublease income at ten locations partially or fully subleased as of March 29, 2006. The Company remains primarily liable for the remaining lease obligations should the sublessee default. Total sublease income excluded from the reserve is approximately $5.7 million for subleases expiring at various dates through 2017.

Activity within the reserve was as follows (in thousands):

	Thirteen weeks ended
	March 29, 2006	March 30, 2005
Balance, beginning of the year	$372	$659
Payments charged against reserve	(20)	(157)
Balance, end of period	$352	$502
Current portion (included in accrued expenses)	$266	$324
Noncurrent portion	86	178
	$352	$502

4. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. Net dilutive shares added to the weighted average number of common shares outstanding for the reporting period for this calculation (21,453 shares) were determined using the treasury stock method for in-the-money stock options as of March 29, 2006. For the periods ended March 29, 2006 and March 30, 2005, options representing 874,037 and 531,429 shares of common stock, respectively, were excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect.

5. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Additionally, the Company is required to consider both negative and positive evidence in determining if a valuation allowance is required on a quarterly basis. Management previously recorded a full valuation allowance for its deferred tax assets. For the period ended March 29, 2006, the Company recorded a tax provision of approximately $18,000 which was offset by the release of a like amount from its valuation allowance.

The Company continues to maintain a valuation allowance for its deferred tax assets as the Company has experienced a history of losses. Management continues to evaluate the need for a valuation allowance on an on-going basis.

6. Stock-Based Compensation

Effective December 29, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”)  No. 123R, Share Based Payment (“SFAS No. 123R”), using a modified prospective application, and as such prior periods have not been restated. Under this method, compensation expense is recorded on a straight-line basis for all unvested options over the related vesting period beginning in the period of adoption. As a result of the adoption of SFAS No. 123R, the Company now recognizes stock-based compensation costs rateably over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company follows the guidance prescribed in SAB No. 107 in connection with the adoption of SFAS No. 123R. The impact of the adoption of SFAS No. 123R and SAB No. 107 resulted in a compensation charge for the thirteen weeks ended March 29, 2006 of $52,000. This charge is included in General and Administrative expenses in the Condensed Consolidated Statement of Operations for the period indicated.

The Company currently grants stock options under its Amended and Restated 1997 Equity Incentive Plan (“Equity Incentive Plan”), which provides for the issuance of nonqualified stock options and allows us to provide equity incentives to our key employees and directors. On September 27, 2005, the Company’s Board of Directors approved the amendment and restatement of the Equity Incentive Plan which increased the number of shares of Common

Stock available for issuance under the Equity Incentive Plan from 750,000 to 1,100,000. The Board of Directors administers the Equity Incentive Plan and may modify or amend it in any respect.

Stock options are: (1) issued at the fair value on the date of the grant; (2) are exercisable either (a) cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant or (b) only upon the fifth anniversary of the date of grant; and (c) typically expire 90 days following the tenth anniversary of the date of the grant. In addition, such options generally provide that unvested options vest immediately and in full upon a transaction that constitutes a “change of control” of the Company.

The grant date fair value is calculated using the Black-Scholes option valuation model. The fair value of options granted during the first quarter of fiscal 2006 and the first quarter of fiscal 2005 were calculated using the following estimated weighted average assumptions:

	Thirteen weeks ended
	March 29, 2006	March 30, 2005
Options granted	29,000	142,750
Weighted-average exercise price	$17.51	$17.51
Weighted-average grant date fair value	$3.08	—
Assumptions:
Risk free interest rate	4.40%	3.89%
Expected life (in years)	5	5
Expected volatility	20%	0%
Expected dividend yield	0%	0%

Expected volatility — The Company is responsible for estimating volatility and has used 0.0% volatility historically to estimate the grant-date fair value of stock options as its common stock is not publicly traded. Effective December 29, 2005, management considered the guidance in SFAS No. 123R and now estimates expected volatility at 20%.

Expected life — The Company uses the full vesting period to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes this is currently the best estimate of the expected life of a new option.

Risk-free interest rate — The market yield on U.S. Treasury securities at a 5-year constant maturity, quoted on investment basis, is used as the risk-free interest rate.

Expected dividend yield — The Company has not paid any dividends in the last five years and currently intends to retain any earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Prior to December 29, 2005, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (which has been replaced by SFAS No. 123R and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”)), the Company accounted for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company’s stock-based compensation plan is described more fully in Note 9 of Notes to Consolidated Financial Statements in the 2005 Annual Report. The Company had accounted for this plan under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. In 2005, stock based employee compensation expense resulted from the granting of shares of the Company’s common stock to key employees and independent directors. All shares and options granted had an exercise price equal to, or in excess of, the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the thirteen weeks ended March 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

Thirteen Weeks Ended March 30, 2005

Net loss, as reported	$(1,653)

Add: Stock-based employee compensation expense included in reported net loss	144

Adjust: Net stock-based employee compensation expense determined under fair value based method for all awards	(191)
Pro forma net loss	$(1,700)

Basic and diluted loss per share:
As reported	$(0.57)
Pro forma	$(0.58)

A summary of the activity under the Company’s stock option plans as of March 29, 2006 and changes during the thirteen-week period then ended, is presented below:

	Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 28, 2005	970,929		$16.77
Granted	29,000		$17.51
Cancelled	(27,856)		$16.91
Exercised	—		—
Options outstanding at March 29, 2006	972,073	7.6	$16.81	$390,169

Options fully vested and exercisable at March 29, 2006	266,198	3.2	$14.96	$390,169

As of March 29, 2006 there was $188,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.0 years.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding Bertucci’s future financial position, business strategy, budgets, projected costs, plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our or the foodservice industry’s actual results, performance or achievements to be materially different from any expected results, performance or achievements. Forward-looking statements include, but are not limited to statements regarding:

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

•        Our ability to meet ongoing financial covenants contained in our debt instruments; and

•        Matters relating to litigation.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,”  “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any expected results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements will prove to be correct, we can give no assurance such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors causing or contributing to such differences include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2005 which was filed with the SEC on March 28, 2006 (the “2005 Annual Report”), as well as those discussed elsewhere herein.

Unless the context indicates otherwise, references herein to “we”, “us”, “our,” “Bertucci’s” or the “Company” refer to Bertucci’s Corporation, its predecessors and its consolidated subsidiaries.

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto included herein, as well as our 2005 Annual Report.

General

We own and operate a chain of full-service casual dining, Italian-style restaurants under the names Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®. As of March 29, 2006, we operated 92 restaurants located primarily in the northeastern United States.

In July 1998, we completed our acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Acquisition”). We financed the Acquisition primarily through the issuance of $100 million of 10 ¾ % senior notes due 2008 (the “Senior Notes”). The Senior Notes are still outstanding as to $85.3 million in principal.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in our condensed consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(Percentage of Net Sales)

	Thirteen weeks ended
	March 29, 2006	March 30, 2005
Net sales	100.0%	100.0%
Cost of sales and expenses:
Cost of sales	22.7%	23.7%
Operating expenses	59.4%	61.0%
General and administrative expenses	6.7%	7.0%
Depreciation, amortization, deferred rent, and pre-opening expenses	5.2%	6.3%
Total cost of sales and expenses	94.0%	98.0%
Income from operations	6.0%	2.0%
Interest expense, net	(4.7)%	(5.3)%
Income (loss) before income taxes	1.3%	(3.3)%
Income taxes	—	—
Net income (loss)	1.3%	(3.3)%

Restaurant Operating Data:
Increase (decrease) in comparable restaurant sales (a)	5.2%	(1.6)%
Number of restaurants:
Restaurants open, beginning of period	92	91
Restaurants opened	—	1
Total restaurants open, end of period	92	92

(a)             We define comparable restaurant sales as net sales from restaurants open for at least one full fiscal year at the beginning of the fiscal year.

Thirteen Weeks Ended March 29, 2006 Compared to Thirteen Weeks Ended March 30, 2005

Net Sales. Total net sales increased by $2.7 million, or 5.4%, to $52.7 million during the first quarter of 2006 from $50.0 million during the first quarter of 2005. The increase was primarily due to a 5.2% increase in the 91 comparable restaurants’ sales plus five incremental restaurant weeks from one restaurant opened since January 2005. Comparable dine-in guest counts increased 1.1% for the first quarter of 2006 as compared to the first quarter of 2005. Comparable dine-in sales increased 5.2% and comparable carry-out and delivery sales increased 5.3% for the quarter as compared to the first quarter of 2005. We believe comparable restaurant sales increases have been a result of increased guest visits combined with a shift in menu mix to dinner entrees versus pizza, and an approximate 1.7% menu price increase in January 2006. For the 91 comparable restaurants, average weekly sales were approximately $44,100 for the first quarter of 2006 compared to approximately $41,900 per week for the first quarter of 2005.

Cost of Sales.  Cost of sales was essentially flat at $11.9 million during the first quarter of 2006 compared to the first quarter of 2005. Expressed as a percentage of net sales, overall cost of sales decreased to 22.7% during the first quarter of 2006 from 23.7% during the first quarter of 2005. The percentage decrease can be attributed to decreases in certain ingredient costs, the benefit from the menu price increase, and better food cost controls; all partially offset by a menu mix shift away from pizzas to dinner entrees.

Operating Expenses. Operating expenses increased by approximately $800,000 or 2.6%, to $31.3 million during the first quarter of 2006 from $30.5 million during the first quarter of 2005. Expressed as a percentage of net sales, operating expenses decreased to 59.4% in the first quarter of 2006 from 61.0% during the first quarter of 2005. The dollar increase can be attributed to (a) increased payroll and related benefits ($500,000) and general restaurant operating expenses ($150,000) due to the increased sales volume, (b) higher utility costs ($450,000) because of increased gas and electric rates, and (c) increased occupancy costs ($230,000) due to scheduled rent increases; all partially offset by lower advertising expenditures ($480,000) and other miscellaneous expenses ($50,000).

General and Administrative Expenses. General and administrative expenses increased approximately $100,000 to $3.6 million during the first quarter of 2006 compared to $3.5 million in the first quarter of 2005. While nearly flat, fluctuations occurred in the areas of decreased management training salaries and benefits ($120,000) as well as corporate salaries and related benefits ($100,000), offset by increased corporate bonus plan accruals ($145,000) and professional fees ($75,000). Expressed as a percentage of net sales, general and administrative expenses decreased to 6.7% in the first quarter of 2006 from 7.0% in the first quarter of 2005.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses. Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $400,000 to $2.7 million during the first quarter of 2006 from $3.1 million during the first quarter of 2005. The decrease can be attributed to: (a) lower preopening expense ($200,000) because of one less opening in 2006, (b) depreciation ($100,000) because prior impairment charges have reduced the cost basis of certain assets and the associated depreciation expense and equipment acquired in the Acquisition have become fully depreciated, and (c) decreased deferred rent ($100,000) as many leases with step rent provisions now require cash payments in excess of the calculated pro-rata rent expense. Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 5.2% in the first quarter of 2006 from 6.3% during the first quarter of 2005.

Interest Expense, net.  Net interest expense decreased by approximately $200,000 to $2.5 million during the first quarter of 2006 from $2.7 million during the first quarter of 2005. Increased overnight investment funds and higher interest rates available thereon have resulted in increased interest income thereby reducing net interest expense.

Income Taxes. We have an historical trend of recurring pre-tax losses. We previously recorded a full valuation allowance for our net deferred tax asset and have also provided a full valuation allowance relating to the tax benefits generated since 2003 (primarily from operating losses). For the period ended March 29, 2006, we recorded a tax provision of approximately $18,000 which was offset by the release of a like amount from our valuation allowance.

Liquidity and Capital Resources

We have historically met our capital expenditures and working capital needs through a combination of operating cash flow and bank borrowings, the sale of the Senior Notes, the sale of Common Stock, and, in fiscal 2003, two sale leaseback transactions. We expect our future capital and working capital needs will be funded from net cash flows provided by operating cash flow and cash on hand.

Net cash flows used in operating activities were $2.6 million for the first quarter of 2006, approximately $700,000 more than the $1.9 million used during the first quarter of 2005. As of March 29, 2006, we had cash and cash equivalents of $17.7 million.

Our capital additions were $1.1 million during the first quarter of 2006 as compared to $0.8 million for the comparable prior year period. The capital expenditures were primarily comprised of remodeling and maintenance capital. We anticipate capital expenditures for the remainder of 2006 will be approximately $5.1 million.

As of March 29, 2006, we had $92.1 million in consolidated indebtedness which consisted of $85.3 million pursuant to the Senior Notes, $6.0 million of capital lease obligations, and $0.8 million of promissory notes. The Senior Notes contain no financial covenants and we are in compliance with all non-financial covenants as of May 12, 2006. The Senior Notes bear interest at the rate of 10 ¾% per annum, payable semi-annually on January 15 and July 15 and are due in full on July 15, 2008.

We may, at our option, redeem any or all of the Senior Notes at face value, plus a 1.79% premium through July 15, 2006. After July 15, 2006, the Senior Notes may be redeemed at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require us to repurchase the Senior Notes, at a redemption price of 101% of face value.

We are operating without a line of credit and are funding all of our capital expenditures, debt reductions and operating needs out of cash flows from operations and cash on hand.

We have established a $4.0 million (maximum) letter of credit facility (expiring in December 2006) as collateral with third party administrators for self insurance reserves. Letters of credit totaling $2.2 million were outstanding on March 29, 2006, collateralized by $2.2 million of cash restricted from general use.

We believe the cash flow generated from our operations and cash on hand should be sufficient to fund our debt service requirements, lease obligations, expected capital expenditures and other operating expenses through 2006. Beyond 2006 and up to the 2008 maturity of our Senior Notes, we expect to be able to service our debt, but the lack of short term borrowing availability may impede growth. We are evaluating various refinancing alternatives for our Senior Notes upon their maturity in 2008.

Our future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Significant liquidity demands will arise from debt service on our Senior Notes.

There have been no material changes to our contractual obligations and commitments from those disclosed in the 2005 Annual Report.

Impact of Inflation

Inflationary factors such as increases in labor, food or other operating costs could adversely affect our operations. We do not believe inflation has had a material impact on our financial position or results of operations for the periods discussed above. We believe through the proper leveraging of purchasing size, labor scheduling, and restaurant development, inflation will not have a material adverse effect on our operations during the foreseeable future. There can be no assurance, however, inflation will not materially adversely affect us.

Seasonality

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate depending on a variety of factors, including the timing of new restaurant openings and related pre-opening and other startup expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant sales, competition and overall economic conditions. Our business is also subject to seasonal influences of consumer spending, dining out patterns and weather. As is the case with many restaurant companies, we typically experience lower net sales and net income from operations during the first and fourth quarters. Because of these fluctuations, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full year or any future quarter.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to the impairment of long-lived assets, income tax valuation allowances, self-insurance, and closed restaurants reserve. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these and other factors may affect our business, see the “Forward-Looking Statements” and other factors included in the 2005 Annual Report and other filings with the Securities and Exchange Commission.

Our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We believe our critical accounting policies relate to the impairment of long-lived assets, income tax valuation allowances, self-insurance and closed restaurants reserves. For a more detailed discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our 2005 Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2005 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no exposure to specific risks related to derivatives or other “hedging” types of financial instruments. In addition, we do not have operations outside of the United States of America which would expose us to foreign currency risk and our outstanding debt has fixed interest rates.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognized controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the first quarter of fiscal 2006, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded our disclosure controls and procedures were effective as of March 29, 2006.

Changes in Internal Control Over Financial Reporting. We made changes to our internal control over financial reporting in the first quarter of fiscal 2006 by making changes to our depreciation and income tax expense accounting controls as described in Item 9A of our 2005 Annual Report.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings from time to time incidental to the conduct of our business. In our opinion, any ultimate liability arising out of such proceedings will not have a material adverse effect on our financial condition or our results of operations.

Item 1A. RISK FACTORS

None

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

On April 4, 2006, we sold 3,000 shares of our common stock to a key employee for $39,000. Concurrent with the sale, we recorded a compensation charge of approximately $12,000. As a result, the total consideration for the shares (approximately $51,000) represented our estimate of fair value at the time of the sale based on a valuation model which assumes the sale of a controlling interest of the Company. The key employee acknowledged in writing the transfer of the shares is subject to the provisions of a Stockholders’ Agreement, which is summarized in “Security Ownership of Certain Beneficial Owners and Management - Shareholders Agreement” in the 2005 Annual Report. We believe the issuance of the shares was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to the exemption provided by Section 4(2) of the Act. No commissions were paid to any underwriter in connection with the issuance of these shares.

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

BERTUCCI’S CORPORATION
(Registrant)

Date: May 12, 2006	By:	/s/ Stephen V. Clark
Chief Executive Officer and Director

Date: May 12, 2006	By:	/s/ David G. Lloyd
President, Chief Financial Officer and Director