Form 10-Q
period 2006-06-28
BERTUCCIS CORP
filed 2006-08-14
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Filed Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the Quarterly Period Ended June 28, 2006

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

Yes   ☐  No   ☒

3,015,982 shares of the registrant’s Common Stock were outstanding on August 11, 2006.

BERTUCCI’S CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 28, 2006	December 28, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$23,090	$21,382
Restricted cash	2,186	2,187
Accounts receivable	900	771
Inventories	1,493	1,534
Prepaid expenses and other current assets	578	897
Total current assets	28,247	26,771

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	69,077	68,433
Furniture and equipment	49,230	46,787
	125,027	121,940
Less - accumulated depreciation and amortization	(73,245)	(67,509)
Net property and equipment	51,782	54,431

Goodwill	26,127	26,127
Deferred finance costs, net	1,817	2,165
Liquor licenses, net	2,330	2,358
Other assets	809	693
TOTAL ASSETS	$111,112	$112,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Promissory notes - current portion	$43	$42
Capital lease obligations - current portion	117	107
Accounts payable	8,434	8,603
Accrued expenses	16,881	19,129
Total current liabilities	25,475	27,881
Promissory notes, net of current portion	717	738
Capital lease obligations, net of current portion	5,933	5,982
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	1,837	1,892
Other long-term liabilities	7,715	8,045
Total liabilities	126,987	129,848
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,767,995 and 3,764,995 shares , respectively;
Outstanding - 3,015,982 and 3,012,982 shares, respectively	38	38
Less treasury shares - 752,013 at cost	(8,480)	(8,480)
Additional paid-in capital	29,739	29,617
Accumulated deficit	(37,172)	(38,478)
Total stockholders’ deficit	(15,875)	(17,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$111,112	$112,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2006	June 29, 2005	June 28, 2006	June 29, 2005

Net sales	$55,031	$52,580	$107,715	$102,532

Cost of sales and expenses:
Cost of sales	12,490	12,322	24,432	24,182
Operating expenses	32,896	31,391	64,201	61,845
General and administrative expenses	3,748	3,283	7,301	6,782
Asset impairment charge	—	907	—	907
Depreciation, amortization, deferred rent and pre-opening expenses	2,766	3,029	5,487	6,172
Total cost of sales and expenses	51,900	50,932	101,421	99,888
Income from operations	3,131	1,648	6,294	2,644
Interest expense, net	(2,488)	(2,621)	(4,988)	(5,271)
Income (loss) before income taxes	643	(973)	1,306	(2,627)
Income taxes	—	—	—	—

Net income (loss)	$643	$(973)	$1,306	$(2,627)

Basic net income (loss) per share	$0.21	$(0.33)	$0.43	$(0.89)

Diluted net income (loss) per share	$0.21	$(0.33)	$0.43	$(0.89)

Weighted average shares outstanding:
Basic	3,015,817	2,947,691	3,014,400	2,936,626
Diluted	3,057,108	2,947,691	3,055,920	2,936,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Twenty-six weeks Ended
	June 28, 2006	June 29, 2005

Cash flows from operating activities
Net income (loss)	$1,306	$(2,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and deferred rent	5,835	6,335
Asset impairment charge	—	907
Stock compensation expense	83	146
Changes in operating assets and liabilities
Inventories	41	(77)
Prepaid expenses, receivables and other	188	546
Other accrued expenses	(2,372)	(728)
Accounts payable	(169)	(475)
Other operating assets and liabilities	(116)	(59)
Total adjustments	3,490	6,595
Net cash provided by operating activities	4,796	3,968

Cash flows from investing activities
Additions to property and equipment	(3,069)	(1,892)
Decrease in restricted cash	1	214
Net cash used in investing activities	(3,068)	(1,678)

Cash flows from financing activities
Sale of common stock	39	—
Payment on promissory note	(20)	(19)
Principal payments under capital lease obligations	(39)	(42)
Net cash used in financing activities	(20)	(61)

Net increase in cash and cash equivalents	1,708	2,229
Cash and cash equivalents, beginning of year	21,382	12,291
Cash and cash equivalents, end of period	$23,090	$14,520

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,043	$5,052
Cash paid for income taxes	$177	$84

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION
Notes To Condensed Consolidated Financial Statements
June 28, 2006
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2006 (the “2005 Annual Report”). The operating results for the thirteen and twenty-six weeks ended June 28, 2006 may not be indicative of the results expected for any succeeding interim period or for the entire year ending January 3, 2007.

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

The closed restaurant reserve was calculated net of sublease income at nine locations partially or fully subleased as of June 28, 2006. The Company remains primarily liable for the remaining lease obligations should the sublessee default. Total sublease income excluded from the reserve is approximately $5.4 million for subleases expiring at various dates through 2017.

Activity within the reserve was as follows (in thousands):

	Twenty-six weeks ended
	June 28, 2006	June 29, 2005
Balance, beginning of the year	$372	$659
Payments charged against reserve	(103)	(225)
Balance, end of period	$269	$434

Current portion (included in accrued expenses)	$209	$252
Noncurrent portion	60	182
	$269	$434

3. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. Net dilutive shares added to the weighted average number of common shares outstanding for the thirteen and twenty-six weeks ended June 28, 2006 for this calculation were 41,291 and 41,520, respectively.  These were determined using the treasury stock method for in-the-money stock options as of June 28, 2006. For the periods ended June 28, 2006 and June 29, 2005, options representing 881,109 and 534,179 shares of common stock, respectively, were excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect.

4. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Additionally, the Company is required to consider both negative and positive evidence in determining if a valuation allowance is required on a quarterly basis. Management previously recorded a full valuation allowance for its deferred tax assets. For the thirteen and twenty-six weeks ended June 28, 2006, the Company recorded tax provisions of approximately $80,000 and $98,000, respectively, which were offset by the release of like amounts from its valuation allowance. FICA Tip Credits of approximately $375,000 and $750,000 favorably impact the effective income tax rates for the thirteen and twenty-six weeks ended June 28, 2006, respectively.

The Company continues to maintain a valuation allowance for its deferred tax assets as the Company has experienced a history of losses. Management continues to evaluate the need for a valuation allowance on an on-going basis.

5. Stock-Based Compensation

Effective December 29, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”)  No. 123R, Share Based Payment (“SFAS No. 123R”), using a modified prospective application, and as such prior periods have not been restated. Under this method, compensation expense is recorded on a straight-line basis for all unvested options over the related vesting period beginning in the period of adoption. As a result of the adoption of SFAS No. 123R, the Company now recognizes stock-based compensation costs rateably over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company follows the guidance prescribed in SAB No. 107 in connection with the adoption of SFAS No. 123R. The impact of the adoption of SFAS No. 123R and SAB No. 107 resulted in a compensation charge for the thirteen and twenty-six weeks ended June 28, 2006 of $19,000 and $72,000, respectively. This charge is included in General and Administrative expenses in the Condensed Consolidated Statements of Operations for the periods indicated.

The Company currently grants stock options under its Amended and Restated 1997 Equity Incentive Plan (“Equity Incentive Plan”), which provides for the issuance of nonqualified stock options and allows the Company to provide equity incentives to our key employees and directors. On September 27, 2005, the Company’s Board of Directors approved the amendment and restatement of the Equity Incentive Plan which increased the number of shares of Common Stock available for issuance under the Equity Incentive Plan from 750,000 to 1,100,000. The Board of Directors administers the Equity Incentive Plan and may modify or amend it in any respect.

Stock options are: (1) issued at or above the fair value of the underlying stock on the date of the grant; (2) are exercisable either (a) cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant or (b) only upon the fifth anniversary of the date of grant; and (c) typically expire 90 days following the tenth anniversary of the date of the grant. In addition, such options generally provide that unvested options vest immediately and in full upon a transaction that constitutes a “change of control” of the Company.

The grant date fair value is calculated using the Black-Scholes option valuation model. The fair value of options granted during the thirteen and twenty-six weeks ended June 28, 2006 and June 29, 2005, respectively,  were calculated using the following estimated weighted average assumptions:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2006	June 29, 2005	June 28, 2006	June 29, 2005
Options granted	29,000	20,000	58,000	162,750
Weighted-average exercise price	$17.51	$17.51	$17.51	$17.51
Weighted-average grant date fair value	$4.67	—	$3.88	—
Assumptions:
Risk free interest rate	4.88%	3.77%	4.64%	3.88%
Expected life (in years)	5	5	5	5
Expected volatility	20%	0%	20%	0%
Expected dividend yield	0%	0%	0%	0%

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

Prior to December 29, 2005, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (which has been replaced by SFAS No. 123R and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”)), the Company accounted for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company’s stock-based compensation plan is described more fully in Note 9 of Notes to Consolidated Financial Statements in the 2005 Annual Report. The Company had accounted for this plan under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. In 2005, stock based employee compensation expense resulted from the granting of shares of the Company’s common stock to key employees and independent directors. All shares and options granted had an exercise price equal to, or in excess of, the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the thirteen and twenty-six weeks ended June 29, 2005, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	June 29, 2005	June 29, 2005

Net loss, as reported	$(973)	$(2,627)
Add: Stock-based employee compensation income (expense) included in reported net loss	2	146
Adjust: Net stock-based employee compensation income (expense) determined under fair value based method for all awards	65	(126)
Pro forma net loss	$(906)	$(2,607)
Basic and diluted loss per share:
As reported	$(0.33)	$(0.89)
Pro forma	$(0.31)	$(0.89)

A summary of the activity under the Company’s stock option plans as of June 28, 2006 and changes during the twenty-six week period then ended, is presented below:

	Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 28, 2005	970,929		$16.77
Granted	58,000		$17.51
Cancelled	(32,856)		$16.26
Options outstanding at June 28, 2006	996,073	7.4	$16.83	$621,219

Options fully vested and exercisable at June 28, 2006	266,573	3.0	$14.96	$621,219

As of June 28, 2006 there was $297,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.1 years.

6.  Asset Impairment Charge

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

During the second quarter of 2006, the Company assessed certain non-performing restaurants for recoverability and determined no impairment existed.  During the second quarter of 2005, the Company assessed certain non-performing restaurants for recoverability and determined an impairment of fixed assets existed at four restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the four restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $0.9 million.  The Company recorded an impairment charge during the quarter to reflect the write down of the affected assets to fair value.

7.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective for fiscal years beginning after December 15, 2006 (“FIN 48”). FIN 48 requires a two-step approach for recognizing and measuring tax benefits and employs a “more likely than not” threshold for recognition. FIN 48 also requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed rollforward of tax benefits taken not qualifying for financial statement recognition.  The Company is evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position or results of operations.

8.  Utility Purchase Commitments

The Company has executed contracts to provide electricity to thirty-nine restaurants at a fixed rate per kilowatt through 2009. The Company believes these contracts qualify for the “normal purchases” exception as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the contracts are not required to be marked to market through the Condensed Consolidated Statement of Operations. The purchase commitments below represent an estimate of the minimum usage per year multiplied by the contracted rates (dollars in thousands):

Year

2006	$706
2007	1,468
2008	1,468
2009	1,345
$4,986

9.  Gift Cards

A liability is recorded in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. Gift card breakage income (“breakage”) is recognized when the likelihood of the redemption of the card becomes remote. In the second quarter of 2006, $175,000 of breakage, was recorded as a reduction of Operating expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our future financial position, business strategy, budgets, projected costs, plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our or the foodservice industry’s actual results, performance or achievements to be materially different from any expected results, performance or achievements. Forward-looking statements include, but are not limited to, statements regarding:

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

General

We own and operate a chain of full-service casual dining, Italian-style restaurants under the names Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante®. As of June 28, 2006, we operated 92 restaurants located primarily in the northeastern United States.

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

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in our condensed consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA

(Percentage of Net Sales)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2006	June 29, 2005	June 28, 2006	June 29, 2005

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	22.7%	23.4%	22.7%	23.6%
Operating expenses	59.8%	59.8%	59.6%	60.3%
General and administrative expenses	6.8%	6.2%	6.8%	6.6%
Asset impairment charge	—	1.7%	—	0.9%
Depreciation, amortization, deferred rent, and pre-opening expenses	5.0%	5.8%	5.1%	6.0%
Total cost of sales and expenses	94.3%	96.9%	94.2%	97.4%

Income from operations	5.7%	3.1%	5.8%	2.6%
Interest expense, net	(4.5)%	(5.0)%	(4.6)%	(5.1)%
Income (loss) before income taxes	1.2%	(1.9)%	1.2%	(2.5)%

Income taxes	—	—	—	—

Net income (loss)	1.2%	(1.9)%	1.2%	(2.5)%

Restaurant Operating Data:
Increase (decrease) in comparable restaurant sales (a)	4.9%	(0.7)%	5.1%	(1.1)%
Number of restaurants:
Restaurants open, beginning of period	92	92	92	91
Restaurants opened	—	—	—	1
Total restaurants open, end of period	92	92	92	92

(a)            We define comparable restaurant sales as net sales from restaurants open for at least one full fiscal year at the beginning of the fiscal year.

Thirteen Weeks Ended June 28, 2006 Compared to Thirteen Weeks Ended June 29, 2005

Net Sales. Total net sales increased by approximately $2.4 million, or 4.6%, to $55.0 million during the second quarter of 2006 from $52.6 million during the second quarter of 2005. The increase was primarily due to a 4.9% increase in the 91 comparable restaurants’ sales. Comparable dine-in guest counts increased 1.4% for the second quarter of 2006 as compared to the second quarter of 2005. Comparable dine-in sales increased 4.3% and comparable carry-out and delivery sales increased 7.3% for the quarter as compared to the second quarter of 2005. We believe comparable restaurant sales increases have been a result of increased guest visits combined with a shift in menu mix to dinner entrees versus pizza, and an approximate 1.7% menu price increase in January 2006. For the 91 comparable restaurants, average weekly sales were approximately $46,100 for the second quarter of 2006 compared to approximately $43,900 per week for the second quarter of 2005.

Cost of Sales.  Cost of sales increased by approximately $168,000, or 1.6%, to $12.5 million during the second quarter of 2006 from $12.3 million during the second quarter of 2005.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.7% during the second quarter of 2006 from 23.4% during the second quarter of 2005. The percentage decrease can be attributed to decreases in certain ingredient costs, the benefit from the menu price increases, and better food cost controls; all partially offset by a menu mix shift away from pizzas to dinner entrees.

Operating Expenses. Operating expenses increased by approximately $1.5 million or 4.8%, to $32.9 million during the second quarter of 2006 from $31.4 million during the second quarter of 2005. Expressed as a percentage of net sales, operating expenses were flat in the second quarter of 2006 as compared to the second quarter of 2005. The dollar increase can be attributed to (a) general restaurant operating expenses ($860,000) due to the increased sales volume, (b) increased advertising expense ($720,000) the majority of which is a timing issue, (c) higher utility costs ($250,000) primarily because of increased electric rates, and (d) increased occupancy costs ($175,000) due to scheduled rent increases; all partially offset by decreased worker’s compensation and group health insurance expenses ($380,000) and gift card breakage income ($175,000).

General and Administrative Expenses. General and administrative expenses increased approximately $400,000 to $3.7 million during the second quarter of 2006 compared to approximately $3.3 million in the second quarter of 2005. The increase is primarily due to increased corporate salaries and related benefits, including bonus plan accruals. Expressed as a percentage of net sales, general and administrative expenses increased to 6.8% in the second quarter of 2006 from 6.2% in the second quarter of 2005.

Asset Impairment Charge.  As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company assessed certain non-performing restaurants for recoverability but determined no impairment existed as of the end of the second quarter of 2006. An impairment charge of approximately $907,000 was recorded in the second quarter of 2005.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses. Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $200,000 to $2.8 million during the second quarter of 2006 from $3.0 million during the second quarter of 2005. The decrease is primarily due to decreased deferred rent as many leases with step rent provisions now require cash payments in excess of the calculated pro-rata rent expense.  Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 5.0% in the second quarter of 2006 from 5.8% during the second quarter of 2005.

Interest Expense, net.  Net interest expense decreased by approximately $100,000 to $2.5 million during the second quarter of 2006 from $2.6 million during the second quarter of 2005. Increased overnight investment funds and higher interest rates available thereon have resulted in increased interest income thereby reducing net interest expense.

Income Taxes. We have an historical trend of recurring pre-tax losses. We previously recorded a full valuation allowance for our net deferred tax asset and have also provided a full valuation allowance relating to the tax benefits generated since 2003 (primarily from operating losses).  We recorded a tax provision of approximately $80,000 in the second quarter of 2006 which was offset by the release of a like amount from our valuation allowance.  FICA Tip Credits of approximately $375,000 favorably impact the effective income tax rate for the thirteen weeks ended June 28, 2006.

Twenty Six-Weeks Ended June 28, 2006 Compared to Twenty-Six Weeks Ended June 29, 2005

Net Sales. Total net sales increased by approximately $5.2 million, or 5.1%, to $107.7 million during the first two quarters of 2006 from $102.5 million during the first two quarters of 2005. The increase was primarily due to a 5.1% increase in the 91 comparable restaurants’ sales plus five incremental restaurant weeks from one restaurant opened since January 2005. Comparable dine-in guest counts increased 1.2% for the first two quarters of 2006 as compared to the first two quarters of 2005. Comparable dine-in sales increased 4.7% and comparable carry-out and delivery sales increased 6.3% for the first two quarters as compared to the first two quarters of 2005. We believe comparable restaurant sales increases have been a result of increased guest visits combined with a shift in menu mix to dinner entrees versus pizza, and an approximate 1.7% menu price increase in January 2006. For the 91 comparable restaurants, average weekly sales were approximately $45,100 for the first two quarters of 2006 compared to approximately $43,900 per week for the first two quarters of 2005.

Cost of Sales.  Cost of sales increased by approximately $250,000, or 0.8%, to $24.4 million during the first two quarters of 2006 from $24.2 million during the first two quarters of 2005.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.7% during the first two quarters of 2006 from 23.6% during the first two quarters of 2005. The percentage decrease can be attributed to decreases in certain ingredient costs, the benefit from the menu price increase, and better food cost controls; all partially offset by a menu mix shift away from pizzas to dinner entrees.

Operating Expenses. Operating expenses increased by approximately $2.4 million, or 3.9%, to $64.2 million during the first two quarters of 2006 from $61.8 million during the first two quarters of 2005. Expressed as a percentage of net sales, operating expenses decreased to 59.6% in the first two quarters of 2006 from 60.3% during the first two quarters of 2005. The dollar increase can be attributed to: (a) general restaurant operating expenses ($1.8 million) due to the increased sales volume, (b) increased advertising expense ($240,000), (c) higher utility costs ($590,000) because of increased electric and gas rates, and (d) increased occupancy costs ($400,000) due to scheduled rent increases; all partially offset by decreased worker’s compensation and health insurance expenses ($540,000) and gift card breakage income ($175,000).

General and Administrative Expenses. General and administrative expenses increased approximately $500,000 to $7.3 million during the first two quarters of 2006 compared to $6.8 million in the first two quarters of 2005. The increase is primarily due to increased corporate salaries and related benefits, including bonus plan accruals.  Expressed as a percentage of net sales, general and administrative expenses increased to 6.8% in the first two quarters of 2006 from 6.6% in the first two quarters of 2005.

Asset Impairment Charge.  As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company assessed certain non-performing restaurants for recoverability but determined no impairment existed as of the end of the second quarter of 2006. An impairment charge of approximately $907,000 was recorded in the second quarter of 2005.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses. Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $700,000 to $5.5 million during the first two quarters of 2006 from $6.2 million during the first two quarters of 2005. The decrease can be attributed to: (a) lower preopening expense ($200,000) because of one less restaurant opening in 2006, (b) depreciation expense ($300,000) because prior impairment charges have reduced the cost basis of certain assets and the associated depreciation expense and equipment acquired in the Acquisition have become fully depreciated, and (c) decreased deferred rent ($200,000) as many leases with step rent provisions now require cash payments in excess of the calculated pro-rata rent expense. Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 5.1% in the first two quarters of 2006 from 6.0% during the first two quarters of 2005.

Interest Expense, net.  Net interest expense decreased by approximately $300,000 to $5.0 million during the first two quarters of 2006 from $5.3 million during the first two quarters of 2005. Increased overnight investment funds and higher interest rates available thereon have resulted in increased interest income thereby reducing net interest expense.

Income Taxes. We have an historical trend of recurring pre-tax losses. We previously recorded a full valuation allowance for our net deferred tax asset and have also provided a full valuation allowance relating to the tax benefits generated since 2003 (primarily from operating losses).  We recorded a tax provision of approximately $98,000 for the twenty-six weeks ended June 28, 2006, which was offset by the release of a like amount from our valuation allowance.  FICA Tip Credits of approximately $750,000 favorably impact the effective income tax rate for the twenty-six weeks ended June 28, 2006.

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

Net cash flows provided by operating activities were $4.8 million for the first two quarters of 2006, approximately $800,000 more than the first two quarters of 2005. As of June 28, 2006, we had cash and cash equivalents of $23.1 million.

Our capital additions were $3.1 million during the first two quarters of 2006 as compared to $1.9 million for the comparable prior year period. The capital expenditures were primarily comprised of remodeling and maintenance capital. We anticipate capital expenditures for the remainder of 2006 will be approximately $3.8 million, including capital related to the opening of a restaurant.

As of June 28, 2006, we had $92.1 million in consolidated indebtedness which consisted of $85.3 million pursuant to the Senior Notes, $6.0 million of capital lease obligations, and $0.8 million of promissory notes. The Senior Notes contain no financial covenants and we are in compliance with all non-financial covenants as of August 10, 2006. The Senior Notes bear interest at the rate of 10 ¾% per annum, payable semi-annually on January 15 and July 15 and are due in full on July 15, 2008.

We may, at our option, redeem any or all of the Senior Notes at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require us to repurchase the Senior Notes, at a redemption price of 101% of face value.

We are operating without a line of credit and are funding all of our capital expenditures, debt reductions and operating needs out of cash flows from operations and cash on hand.

We have established a $4.0 million (maximum) letter of credit facility (expiring in December 2006) as collateral with third party administrators for self insurance reserves. Letters of credit totaling $2.2 million were outstanding on June 28, 2006, collateralized by $2.2 million of cash restricted from general use.

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

As of December 28, 2005 we had future contractual obligations as follows:

	Payments Due by Fiscal Year
	(Dollars in Thousands)
Contractual Obligations:	Total	2006	2007 - 2008	2009 - 2010	After 2010
Operating Leases	$96,954	$15,269	$25,859	$19,825	$36,001
Capital Leases	12,749	693	1,419	1,416	9,221
Senior Notes	103,652	9,171	94,481	—	—
Promissory Notes	802	97	228	276	201
Closed restaurants reserve, net of sublease income	372	270	102	—	—
Total Contractual Obligations	$214,529	$25,500	$122,089	$21,517	$45,423

We executed contractual obligations subsequent to December 28, 2005 as follows:

	(Dollars in Thousands)
Contractual Obligations:	Total	2006	2007 - 2008	2009 - 2010	After 2010

Operating Leases	$10,579	$321	$3,633	$3,880	$2,745
Utility purchase commitments (1)	4,986	706	2,935	1,345	—
	$15,565	$1,027	$6,568	$5,225	$2,745

(1)    We have executed contracts to provide electricity to thirty-nine restaurants at a fixed rate per kilowatt through 2009.  The Company believes these contracts qualify for the “normal purchases” exception as defined by SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  Therefore, the contracts are not required to be marked to market through the Condensed Consolidated Statement of Operations.  The purchase commitments represent an estimate of the minimum usage per year multiplied by the contracted rates.

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

Our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We believe our critical accounting policies relate to the impairment of long-lived assets, income tax valuation allowances, self-insurance and closed restaurants reserves. For a more detailed discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our 2005 Annual Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2005 Annual Report, except as noted below.

Gift cards

We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card breakage income (“breakage”) when the likelihood of the redemption of the card becomes remote. In the second quarter of 2006, we recognized $175,000 of breakage, recorded as a reduction of Operating expenses.

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

During the second quarter of fiscal 2006, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded our disclosure controls and procedures were effective as of June 28, 2006.

Changes in Internal Control over Financial Reporting.  There were no significant changes to our internal control over financial reporting occurring during our last fiscal quarter materially affecting, or reasonably likely to materially affect, our internal control over financial reporting.

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

BERTUCCI’S CORPORATION
(Registrant)

Date: August 11, 2006	By:	/s/ Stephen V. Clark
Chief Executive Officer and Director

Date: August 11, 2006	By:	/s/ David G. Lloyd
President, Chief Financial Officer and Director