Form 10-Q
period 2006-09-27
BERTUCCIS CORP
filed 2006-11-13
CIK 1061588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 27, 2006

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

Yes   ☐     No   ☒

3,008,317 shares of the registrant’s Common Stock were outstanding on November 10, 2006.

BERTUCCI’S CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 27, 2006	December 28, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$18,720	$21,382
Restricted cash	2,176	2,187
Accounts receivable	873	771
Inventories	1,768	1,534
Prepaid expenses and other current assets	742	897
Total current assets	24,279	26,771

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	76,283	68,433
Furniture and equipment	51,263	46,787
	134,266	121,940
Less - accumulated depreciation and amortization	(75,926)	(67,509)
	58,340	54,431
Construction work in process	241	—
Net property and equipment	58,581	54,431

Goodwill	26,127	26,127
Deferred finance costs, net	1,643	2,165
Liquor licenses, net	2,315	2,358
Other assets	904	693
TOTAL ASSETS	$113,849	$112,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Promissory notes - current portion	$43	$42
Capital lease obligations - current portion	117	107
Accounts payable	8,694	8,603
Accrued expenses	16,178	19,129
Total current liabilities	25,032	27,881
Promissory notes, net of current portion	4,495	738
Capital lease obligations, net of current portion	5,906	5,982
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	1,810	1,892
Other long-term liabilities	7,692	8,045
Total liabilities	130,245	129,848
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,767,995 and 3,764,995 shares , respectively;
Outstanding - 3,013,732 and 3,012,982 shares, respectively	38	38
Less treasury shares - 754,263 and 752,013, respectively, at cost	(8,503)	(8,480)
Additional paid-in capital	29,760	29,617
Accumulated deficit	(37,691)	(38,478)
Total stockholders’ deficit	(16,396)	(17,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$113,849	$112,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2006	September 28, 2005	September 27, 2006	September 28, 2005

Net sales	$51,969	$49,654	$159,684	$152,185

Cost of sales and expenses:
Cost of sales	11,762	11,316	36,195	35,498
Operating expenses	31,856	30,051	96,057	91,895
General and administrative expenses	3,705	3,740	11,006	10,521
Asset impairment charge	—	—	—	907
Depreciation, amortization, deferred rent and pre-opening expenses	2,696	2,601	8,182	8,773
Total cost of sales and expenses	50,019	47,708	151,440	147,594
Income from operations	1,950	1,946	8,244	4,591
Other income (expense):
Interest expense, net	(2,438)	(2,613)	(7,426)	(7,884)
Income (loss) before income taxes	(488)	(667)	818	(3,293)

Provision for income taxes	(31)	—	(31)	—

Net income (loss)	$(519)	$(667)	$787	$(3,293)

Basic net income (loss) per share	$(0.17)	$(0.23)	$0.26	$(1.12)

Diluted net income (loss) per share	$(0.17)	$(0.23)	$0.26	$(1.12)

Weighted average shares outstanding:
Basic	3,014,968	2,944,377	3,014,589	2,942,372
Diluted	3,014,968	2,944,377	3,072,677	2,942,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Thirty-nine weeks Ended
	September 27, 2006	September 28, 2005
Cash flows from operating activities
Net income (loss)	$787	$(3,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and deferred rent	8,720	9,109
Asset impairment charge	—	907
Stock compensation expense	104	172
Changes in operating assets and liabilities
Inventories	56	(50)
Prepaid expenses, receivables and other	478	847
Other accrued expenses	(4,644)	(2,598)
Accounts payable	(609)	(932)
Tenant allowance received	—	208
Other operating assets and liabilities	(136)	(127)
Total adjustments	3,969	7,536
Net cash provided by operating activities	4,756	4,243

Cash flows from investing activities
Acquisition of business	(3,000)	—
Additions to property and equipment	(4,337)	(3,280)
Decrease in restricted cash	11	223
Net cash used in investing activities	(7,326)	(3,057)

Cash flows from financing activities
Sale of common stock	39	400
Purchase of treasury shares	(23)	—
Payment on promissory note	(42)	(41)
Principal payments under capital lease obligations	(66)	(65)
Net cash (used in) provided by in financing activities	(92)	294

Net (decrease) increase in cash and cash equivalents	(2,662)	1,480
Cash and cash equivalents, beginning of year	21,382	12,291
Cash and cash equivalents, end of period	$18,720	$13,771

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,855	$9,880
Cash paid for income taxes	$266	$50
Promissory note issued in conjuction with acquisition of business	$3,800	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION
Notes To Condensed Consolidated Financial Statements
September 27, 2006
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2006 (the “2005 Annual Report”). The operating results for the thirteen and thirty-nine weeks ended September 27, 2006 may not be indicative of the results expected for any succeeding interim period or for the entire year ending January 3, 2007.

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

The closed restaurant reserve was calculated net of sublease income at nine locations partially or fully subleased as of September 27, 2006. The Company remains primarily liable for the remaining lease obligations should the sublessee default. Total sublease income excluded from the reserve is approximately $5.4 million for subleases expiring at various dates through 2017.

Activity within the reserve was as follows (in thousands):

	Thirty-nine weeks ended
	September 27, 2006	September 28, 2005

Balance, beginning of the year	$372	$659
Payments charged and receipts credited against reserve	(88)	(255)
Balance, end of period	$284	$404

Current portion (included in accrued expenses)	$207	$288
Noncurrent portion	77	116
	$284	$404

3. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. Dilutive shares added to the weighted average number of common shares outstanding for the thirty-nine weeks ended September 27, 2006 for this calculation were 58,088.  Dilutive shares were determined using the treasury stock method for in-the-money stock options as of September 27, 2006.   For the thirteen weeks ended September 27, 2006 and for the thirteen and thirty-nine weeks ended September 28, 2005, options representing 1,003,073,

963,929 and 963,929 shares of common stock, respectively, were excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect.

4. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Additionally, the Company is required to consider both negative and positive evidence in determining if a valuation allowance is required on a quarterly basis. Management previously recorded a full valuation allowance for its deferred tax assets. For thirty-nine weeks ended September 27, 2006, the Company recorded a provision for income tax of approximately $92,000 in the third quarter of 2006 which is partially offset by the release of $61,000 from it’s valuation allowance resulting in a net provision of $31,000 primarily for estimated state taxes currently payable. FICA Tip Credits of approximately $375,000 and $1.1 million favorably impacted income tax rates for the thirteen and thirty-nine weeks ended September 27, 2006, respectively.

The Company continues to maintain a valuation allowance for its deferred tax assets as the Company has experienced a history of losses. Management continues to evaluate the need for a valuation allowance on an on-going basis.

5. Stock-Based Compensation

Effective December 29, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”)  No. 123R, Share Based Payment (“SFAS No. 123R”), using a modified prospective application, and as such prior periods have not been restated. Under this method, compensation expense is recorded on a straight-line basis for all unvested options over the related vesting period beginning in the period of adoption. As a result of the adoption of SFAS No. 123R, the Company now recognizes stock-based compensation costs ratably over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company follows the guidance prescribed in SAB No. 107 in connection with the adoption of SFAS No. 123R. The impact of the adoption of SFAS No. 123R and SAB No. 107 resulted in a compensation charge for the thirteen and thirty-nine weeks ended September 27, 2006 of $21,000 and $92,000, respectively. This charge is included in General and Administrative expenses in the Condensed Consolidated Statements of Operations for the periods indicated.

The Company grants stock options under its Amended and Restated 1997 Equity Incentive Plan (“Equity Incentive Plan”), which provides for the issuance of nonqualified stock options and allows the Company to provide equity incentives to its key employees and directors. On September 27, 2005, the Company’s Board of Directors approved the amendment and restatement of the Equity Incentive Plan which increased the number of shares of Common Stock available for issuance under the Equity Incentive Plan from 750,000 to 1,100,000. The Board of Directors administers the Equity Incentive Plan and may modify or amend it in any respect.

Stock options are: (1) issued at or above the fair value of the underlying stock on the date of the grant; (2) are exercisable either (a) cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant or (b) only upon the fifth anniversary of the date of grant; and (c) typically expire 90 days following the tenth anniversary of the date of the grant. In addition, such options generally provide unvested options vest immediately and in full upon a transaction constituting a “change of control” of the Company.

The grant date fair value is calculated using the Black-Scholes option valuation model. The fair value of options granted during the thirteen and thirty-nine weeks ended September 27, 2006 and September 28, 2005, respectively, were calculated using the following estimated weighted average assumptions:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2006	September 28, 2005	September 27, 2006	September 28, 2005
Options granted	8,000	419,750	66,000	582,500
Weighted-average exercise price	$18.47	$17.51	$17.63	$17.51
Weighted-average grant date fair value	$5.40	—	$4.06	—
Assumptions:
Risk free interest rate	5.05%	4.02%	4.69%	3.98%
Expected life (in years)	5	5	5	5
Expected volatility	20%	0%	20%	0%
Expected dividend yield	0%	0%	0%	0%

Expected volatility — The Company is responsible for estimating volatility and has used 0% volatility historically to estimate the grant-date fair value of stock options as its common stock is not publicly traded. Effective December 29, 2005, management considered the guidance in SFAS No. 123R and now estimates expected volatility at 20%.

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

Prior to December 29, 2005, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (which has been replaced by SFAS No. 123R and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”)), the Company accounted for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income (loss) and earnings per share on a pro forma basis. The Company’s stock-based compensation plan is described more fully in Note 9 of Notes to Consolidated Financial Statements in the 2005 Annual Report. The Company had accounted for this plan under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. In 2005, stock based employee compensation expense resulted from the granting of shares of the Company’s common stock to key employees and independent directors.  All shares and options granted had an exercise price equal to, or in excess of, the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the thirteen and thirty-nine weeks ended September 28, 2005, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 28, 2005	September 28, 2005

Net loss, as reported	$(667)	$(3,293)

Add: Stock-based employee compensation expense included in reported net loss	26	172

Adjust: Net stock-based employee compensation expense determined under fair value based method for all awards	(3)	(130)

Pro forma net loss	$(644)	$(3,251)

Basic and diluted loss per share:
As reported	$(0.23)	$(1.12)
Pro forma	$(0.22)	$(1.10)

A summary of the activity under the Company’s stock option plan as of September 27, 2006 and changes during the thirty-nine week period then ended, is presented below:

	Options	Weighted-Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 28, 2005	970,929		$16.77
Granted	66,000		$17.63
Cancelled	(33,856)		$17.02
Outstanding at September 27, 2006	1,003,073	7.1	$16.82	$2,095,869

Fully vested and exercisable at September 27, 2006	266,573	2.7	$14.96	$933,327

As of September 27, 2006 there was $319,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.3 years.

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

During the third quarter of 2006, the Company assessed all restaurants for recoverability and determined no impairment existed.  During the second quarter of 2005, the Company assessed all restaurants for recoverability and determined an impairment of fixed assets existed at four restaurant locations.  The Company estimated the fair value of these assets based on the net present value of the expected cash flows of the four restaurants.  The carrying amount of the assets exceeded the fair value of the assets by approximately $0.9 million.  The Company recorded an impairment charge during that quarter to reflect the write down of the affected assets to fair value.

7.  Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that the impact of tax positions be recorded in the financial statements if it is more likely than not that such position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of FIN 48 will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

8.  Utility Purchase Commitments

The Company has executed contracts to provide electricity to thirty-nine restaurants at a fixed rate per kilowatt through 2009. The Company believes certain of these contracts qualify for the “normal purchases” exception as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the contracts are not required to be marked to market through the Condensed Consolidated Statement of Operations. Certain contracts do not qualify for the “Normal Purchase” exception, and are not considered hedges.  These contracts have been recorded on the balance sheet at fair value with adjustments to fair value being recognized in earnings when they occur. The purchase commitments below represent an estimate of the minimum usage per year multiplied by the contracted rates (in thousands):

Year

2006	$367
2007	1,468
2008	1,468
2009	1,345
$4,648

9.  Gift Cards

A liability is recorded in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. Gift card breakage income (“breakage”) is recognized when the likelihood of the redemption of the card becomes remote. For the thirteen and thirty-nine weeks ended September 27, 2006, gift card breakage of $41,000 and $216,000, respectively, was recorded as a reduction of operating expenses.

10.  Acquisition

On September 25, 2006, the Company and Vinny T’s Acquisition Corporation, a newly formed wholly-owned subsidiary of the Company (“Acquisition Sub”), executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with BUCA, Inc. (“BUCA”) and one of its wholly owned subsidiaries, BUCA Restaurants 3, Inc. (“BUCA 3”), pursuant to which the Acquisition Sub acquired all of the outstanding capital stock of BUCA 3 (the “BUCA 3 Acquisition”).  As a result of the BUCA 3 Acquisition,  BUCA 3 is now a wholly-owned subsidiary of the Acquisition Sub and continues to own and operate 11 Vinny T’s of Boston restaurants in four states. The Company believes the acquisition of the 11 restaurants will increase revenues and income from operations while providing an acceptable return on the investment. In connection with the BUCA 3 Acquisition, the Acquisition Sub paid BUCA an aggregate purchase price of $6.8 million, of which $3.0 million was paid in cash and $3.8 million was paid through the issuance of a promissory note (the “Promissory Note”).  The Promissory Note bears interest at 9% per annum and matures on July 15, 2008 or earlier upon the occurrence of certain other events, including a Change in Control (as defined in the Promissory Note) of the Company, the consummation of an initial public offering by the Company or the redemption, repurchase, refinancing or payment of the Company’s outstanding 10 ¾% Senior Notes due 2008.  In addition, the Company executed and delivered a guaranty to BUCA which guarantees the payment of the amounts due and the performance of the obligations of the Acquisition Sub under the Promissory Note and the Stock Purchase Agreement. The purchase price and Promissory Note are subject to a post-closing working capital adjustment as set forth in the Stock Purchase Agreement.

The BUCA 3 Acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the results of the BUCA 3 operations will be included in the Company’s condensed  consolidated  statements of operations from September 28, 2006.

The cash paid at closing was funded by available cash on hand. On a preliminary basis, the purchase price has been allocated based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed at the date of acquisition in the table below. The preliminary purchase price allocation is subject to revision for a post-closing working capital adjustment as set forth in the Stock Purchase Agreement and adjustments to the fair value of the assets and liabilities acquired upon finalization of the valuation by the Company.

(In Thousands)
Assets acquired:
Receivables	$300
Inventory	290
Prepaid Expenses	125
Property	8,400
Other noncurrent assets	75
Less liabilities assumed:
Accounts Payable	(700)
Accrued Expenses	(1,600)
Noncurrent liabilities	(90)
Net purchase price	$6,800

The following unaudited pro forma financial information is presented for illustrative purposes only and presents the results of operations for the thirteen and thirty-nine weeks ended September 27, 2006 and September 28, 2005, as though the BUCA 3 Acquisition occurred on December 30, 2004. The unaudited pro forma financial information is not intended to be indicative of the operating results that actually would have occurred if the BUCA 3 Acquisition had been consummated on the date indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma financial information reflects adjustments for (1) additional general and administrative expenses for direct field supervision; (2) additional depreciation to more closely reflect allocated values at the BUCA 3 Acquisition; and (3) additional interest expense on the Promissory Note issued at closing. The pro forma financial information is based on preliminary results and not necessarily indicative of future results of the combined entities.

	(In thousands, except per share amounts)
	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2006	September 28, 2005	September 27, 2006	September 28, 2005

Net sales	$59,267	$57,425	$182,633	$176,454

Net income (loss)	$(656)	$(959)	$721	$(3,320)

Basic and diluted net income (loss) per share	$(0.22)	$(0.33)	$0.23	$(1.13)

11.  Subsequent Event

In October 2006, the Company paid a $136,000 fee to an investor in conjunction with the BUCA 3 Acquisition. The Company’s Chairman of the Board of Directors is the Managing General Partner of the investor.

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

•        Our ability to meet ongoing covenants contained in our debt instruments; and

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

General

We own and operate two chains of full-service casual dining, Italian-style restaurants under the names (1) Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante® and (2) Vinny T’s of Boston®. As of September 27, 2006, we operated 92 Bertucci’s restaurants and 11 Vinny T’s of Boston restaurants located primarily in the northeastern United States.

In July 1998, we completed our acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Bertucci’s Acquisition”). We financed the Bertucci’s Acquisition primarily through the issuance of $100 million of 10¾ % senior notes due 2008 (the “Senior Notes”). The Senior Notes are still outstanding as to $85.3 million in principal.

On September 25, 2006, we and our newly formed wholly-owned subsidiary, Vinny T’s Acquisition Corporation, (“Acquisition Sub”), executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with BUCA, Inc. (“BUCA”) and one of its wholly owned subsidiaries, BUCA Restaurants 3, Inc. (“BUCA 3”), pursuant to which the Acquisition Sub acquired all of the outstanding capital stock of BUCA 3 (the “BUCA 3 Acquisition”).  As a result of the BUCA 3 Acquisition,  BUCA 3 is now a wholly-owned subsidiary of the Acquisition Sub and continues to own and operate 11 Vinny T’s of Boston restaurants in four states.  In connection with the BUCA 3 Acquisition, the Acquisition Sub paid BUCA an aggregate purchase price of $6.8 million, of which $3.0 million was paid in cash and $3.8 million was paid through the issuance of a promissory note (the “Promissory Note”).  The Promissory Note bears interest at 9% per annum and matures on July 15, 2008 or earlier upon the occurrence of certain other events, including if we have a Change in Control (as defined in the Promissory Note), the consummation of our initial public offering, if any, or the redemption, repurchase, refinancing or payment of our Senior Notes.  In addition, we executed and delivered a Guaranty to BUCA which guarantees the payment of the amounts due and the performance of the obligations of the Acquisition Sub under the Promissory Note and the Stock Purchase Agreement. The purchase price and Promissory Note are subject to a post-closing working capital adjustment as set forth in the Stock Purchase Agreement.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in our condensed consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(Percentage of Net Sales)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2006	September 28, 2005	September 27, 2006	September 28, 2005
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales and expenses:
Cost of sales	22.6%	22.8%	22.7%	23.3%
Operating expenses	61.3%	60.5%	60.1%	60.4%
General and administrative expenses	7.1%	7.5%	6.9%	6.9%
Asset impairment charge	—	—	—	0.6%
Depreciation, amortization, deferred rent, and pre-opening expenses	5.2%	5.2%	5.1%	5.8%
Total cost of sales and expenses	96.2%	96.0%	94.8%	97.0%

Income from operations	3.8%	4.0%	5.2%	3.0%
Interest expense, net	(4.7)%	(5.3)%	(4.7)%	(5.2)%

Income (loss) before income taxes	(0.9)%	(1.3)%	0.5%	(2.2)%

Provision for income taxes	(0.1)%	—	—	—

Net income (loss)	(1.0)%	(1.3)%	0.5%	(2.2)%

Restaurant Operating Data:
Increase (decrease) in comparable restaurant sales (a)	4.8%	(1.3)%	5.0%	(1.2)%
Number of restaurants:
Restaurants open, beginning of period	92	92	92	91
Restaurants opened	—	—	—	1
Restaurants acquired	11	11
Total restaurants open, end of period	103	92	103	92

(a)             We define comparable restaurant sales as net sales from restaurants open for at least one full fiscal year at the beginning of the fiscal year. The restaurants acquired in September 2006 are not included in comparable restaurant sales or in the discussion of the results of operations below.

Thirteen Weeks Ended September 27, 2006 Compared to Thirteen Weeks Ended September 28, 2005

Net Sales. Total net sales increased by approximately $2.0 million, or 4.0%, to $52.0 million during the third quarter of 2006 from $50.0 million during the third quarter of 2005. The increase was primarily due to a 4.8% increase in the 91 comparable restaurants’ sales. Comparable dine-in guest counts increased 1.5% for the third quarter of 2006 as compared to the third quarter of 2005. Comparable dine-in sales increased 5.5% and comparable carry-out and delivery sales increased 2.0% for the quarter as compared to the third quarter of 2005. We believe comparable restaurant sales increases have been a result of increased guest visits combined with a shift in menu mix to dinner entrees versus pizza, and an approximate 1.4% menu price increase in January 2006. For the 91 comparable restaurants, average weekly sales were approximately $43,500 for the third quarter of 2006 compared to approximately $41,500 per week for the third quarter of 2005.

Cost of Sales.  Cost of sales increased by approximately $500,000, or 4.4%, to $11.8 million during the third quarter of 2006 from $11.3 million during the third quarter of 2005.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.6% during the third quarter of 2006 from 22.8% during the third quarter of 2005. The percentage decrease can be attributed to decreases in certain ingredient costs, the benefit from the menu price increases, and better food cost controls; all partially offset by a menu mix shift away from pizzas to dinner entrees.

Operating Expenses. Operating expenses increased by approximately $1.8 million, or 6.0%, to $31.9 million during the third quarter of 2006 from $30.1 million during the third quarter of 2005.  Expressed as a percentage of net sales, overall operating expenses increased to 61.3% during the third quarter of 2006 from 60.5% during the third quarter of 2005. The dollar increase can be attributed to (a) general restaurant operating expenses ($900,000) due to the increased sales volume, (b) increased group health insurance expenses ($554,000), and (c) higher utility costs ($209,000) primarily because of increased electric rates.

General and Administrative Expenses. General and administrative expenses in the third quarter of 2006 were $3.7 million; flat as compared to the third quarter of 2005. Expressed as a percentage of net sales, general and administrative expenses decreased to 7.1% in the third quarter of 2006 from 7.5% in the third quarter of 2005.

Asset Impairment Charge.  As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we assessed all restaurants for recoverability as of the end of the third quarter of 2006, but determined no impairment existed. An impairment charge of approximately $907,000 was recorded in the second quarter of 2005.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses. Depreciation, amortization, deferred rent and pre-opening expenses increased by approximately $100,000 to $2.7 million during the third quarter of 2006 from $2.6 million during the third quarter of 2005. Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses was flat at 5.2% in the third quarter of 2006 compared to the third quarter of 2005.

Interest Expense, net.  Net interest expense decreased by approximately $200,000 to $2.4 million during the third quarter of 2006 from $2.6 million during the third quarter of 2005. Increased overnight investment funds and higher interest rates available thereon resulted in increased interest income thereby reducing net interest expense.

Income Taxes. We have a history of recurring pre-tax losses. We previously recorded a full valuation allowance for our net deferred tax asset and have also provided a full valuation allowance relating to the tax benefits generated since 2003 (primarily from operating losses). We recorded a provision for income tax of approximately $31,000 in the third quarter of 2006 primarily for estimated state taxes currently payable. FICA Tip Credits of approximately $375,000 favorably impact the effective federal income tax rate for the thirteen weeks ended September 27, 2006.

Thirty-Nine Weeks Ended September 27, 2006 Compared to Thirty-Nine Weeks Ended September 28, 2005

Net Sales. Total net sales increased by approximately $7.8 million, or 5.1%, to $160.0 million during the first three quarters of 2006 from $152.2 million during the first three quarters of 2005. The increase was primarily due to a 5.0% increase in the 91 comparable restaurants’ sales plus five incremental restaurant weeks from one restaurant opened since January 2005. Comparable dine-in guest counts increased 1.3% for the first three quarters of 2006 as compared to the first three quarters of 2005. Comparable dine-in sales increased 5.0% and comparable carry-out and delivery sales increased 4.9% for the first three quarters as compared to the first three quarters of 2005. We believe comparable restaurant sales increases have been a result of increased guest visits combined with a shift in menu mix to dinner entrees versus pizza, and an approximate 1.6% menu price increase in January 2006. For the 91 comparable restaurants, average weekly sales were approximately $44,600 for the first three quarters of 2006 compared to approximately $42,400 per week for the first three quarters of 2005.

Cost of Sales.  Cost of sales increased by approximately $700,000, or 2.0%, to $36.2 million during the first three quarters of 2006 from $35.5 million during the first three quarters of 2005.  Expressed as a percentage of net sales, overall cost of sales decreased to 22.7% during the first three quarters of 2006 from 23.3% during the first three quarters of 2005. The percentage decrease can be attributed to decreases in certain ingredient costs, the benefit from the menu price increase, and better food cost controls; all partially offset by a menu mix shift away from pizzas to dinner entrees.

Operating Expenses. Operating expenses increased by approximately $4.2 million, or 4.6%, to $96.1 million during the first three quarters of 2006 from $91.9 million during the first three quarters of 2005. Expressed as a percentage of net sales, operating expenses decreased to 60.1% in the first three quarters of 2006 from 60.4% during the first three quarters of 2005. The dollar increase can be attributed to: (a) general restaurant operating expenses ($3.0 million) due to the increased sales volume, and (b)  higher utility costs ($800,000) because of increased electric and gas rates.

General and Administrative Expenses. General and administrative expenses increased approximately $500,000 to $11.0 million during the first three quarters of 2006 compared to $10.5 million in the first three quarters of 2005. The increase is primarily due to increased corporate salaries and related benefits, including bonus plan accruals.  Expressed as a percentage of net sales, general and administrative expenses were flat at 6.9% in the third quarter of 2006 compared to the third quarter of 2005.

Asset Impairment Charge.  As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we assessed all restaurants for recoverability as of the end of the third quarter of 2006, but determined no impairment existed. An impairment charge of approximately $907,000 was recorded in the second quarter of 2005.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses. Depreciation, amortization, deferred rent and pre-opening expenses decreased by approximately $600,000 to $8.2 million during the first three quarters of 2006 from $8.8 million during the first three quarters of 2005. The decrease can be primarily attributed to: (a) decreased deferred rent ($300,000) as many leases with step rent provisions now require cash payments (included in Operating Expenses) in excess of the calculated pro-rata rent expense, and (b) lower preopening expense ($200,000) because of one less restaurant opening in 2006. Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses decreased to 5.1% in the first three quarters of 2006 from 5.8% during the first three quarters of 2005.

Interest Expense, net.  Net interest expense decreased by approximately $500,000 to $7.4 million during the first three quarters of 2006 from $7.9 million during the first three quarters of 2005.  Increased overnight investment funds and higher interest rates available thereon resulted in increased interest income thereby reducing net interest expense.

Income Taxes. We have a history of recurring pre-tax losses. We previously recorded a full valuation allowance for our net deferred tax asset and have also provided a full valuation allowance relating to the tax benefits generated since 2003 (primarily from operating losses). We recorded a provision for income tax of approximately $31,000 in the third quarter of 2006 primarily for estimated state taxes currently payable. FICA Tip Credits of approximately $1.1 million favorably impact the effective federal income tax rate for the thirty-nine weeks ended September 27, 2006.

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

Net cash flows provided by operating activities were $4.8 million for the first three quarters of 2006, approximately $600,000 more than the first three quarters of 2005. As of September 27, 2006, we had cash and cash equivalents of $18.7 million.

Our capital expenditures were $4.3 million during the first three quarters of 2006 as compared to $3.3 million for the comparable prior year period. The capital expenditures were primarily comprised of remodeling and maintenance capital. We anticipate capital expenditures for the remainder of 2006 will be approximately $3.1 million, including capital related to the opening of a Bertucci’s restaurant in the first quarter of 2007. We also expended $3.0 million in connection with the BUCA 3 Acquisition in the third quarter of 2006.

As of September 27, 2006, we had $95.9 million in consolidated indebtedness which consisted of $85.3 million pursuant to the Senior Notes, $6.0 million of capital lease obligations, and $4.6 million of promissory notes. The Senior Notes contain no financial covenants and we are in compliance with all non-financial covenants as of November 10, 2006. The Senior Notes bear interest at the rate of 10¾% per annum, payable semi-annually on January 15 and July 15 and are due in full on July 15, 2008.

We may, at our option, redeem any or all of the Senior Notes at face value. Additionally, under certain circumstances, including a change of control, the holders of the Senior Notes may require us to repurchase the Senior Notes, at a redemption price of 101% of the unpaid principal amount thereof, plus accrued and unpaid interest. In the event of certain asset dispositions resulting in excess proceeds equal to or greater than $5.0 million, the holders of the Senior Notes have the right to compel us to purchase on a pro rata basis Senior Notes up to a maximum principal amount equal to such excess proceeds at a purchase price equal to 100% of the unpaid principal amount thereof, plus accrued and unpaid interest.

We are operating without a line of credit and are funding all of our capital expenditures, debt reductions and operating needs out of cash flows from operations and cash on hand.

We have established a $4.0 million (maximum) letter of credit facility (expiring in December 2006) as collateral with third party administrators for self insurance reserves. Letters of credit totaling $2.2 million were outstanding on September 27, 2006, collateralized by $2.2 million of cash restricted from general use.

We believe the cash flow generated from our operations and cash on hand should be sufficient to fund our debt service requirements, lease obligations, expected capital expenditures and other operating expenses through 2006. Beyond 2006 and up to the July 15, 2008 maturity date of our Senior Notes, we expect to be able to service our debt, but the lack of short term borrowing availability may impede growth. We are evaluating various refinancing alternatives for our Senior Notes.

Our future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Significant liquidity demands will arise from our repayment obligation under our Senior Notes when they mature on July 15, 2008.

As of December 28, 2005 we had future contractual obligations as follows:

	Payments Due by Fiscal Year
	(Dollars in Thousands)
Contractual Obligations:	Total	2006	2007 - 2008	2009 - 2010	After 2010
Operating Leases	$96,954	$15,269	$25,859	$19,825	$36,001
Capital Leases	12,749	693	1,419	1,416	9,221
Senior Notes	103,652	9,171	94,481	—	—
Promissory Notes	802	97	228	276	201
Closed restaurants reserve, net of sublease income	372	270	102	—	—
Total Contractual Obligations	$214,529	$25,500	$122,089	$21,517	$45,423

We executed contractual obligations subsequent to December 28, 2005 as follows:

	Payments Due by Fiscal Year
	(Dollars in Thousands)
Contractual Obligations:	Total	2006	2007 - 2008	2009 - 2010	After 2010
Operating Leases	$16,371	$321	$5,374	$5,852	$4,824
Operating Leases—Acquisition	$21,657	$563	$4,569	$4,614	$11,911
Promissory Note	$4,421	$94	$341	$3,986	—
Utility purchase commitments (1)	4,647	367	2,935	1,345	—
	$47,096	$1,345	$13,219	$15,797	$16,735

(1)             We have executed contracts to provide electricity to thirty-nine restaurants at a fixed rate per kilowatt through 2009. We believe certain of these contracts qualify for the “normal purchases” exception prescribed by SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the contracts are not required to be marked to market.  Certain contracts do not qualify for the “Normal Purchase” exception, and are not considered hedges.  These contracts have been recorded on the Balance sheet at fair value with adjustments to fair value being recognized in earnings when they occur. The purchase commitments represent an estimate of minimum usage per year multiplied by the contracted rates.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to the impairment of long-lived assets, income tax valuation allowances, self-insurance, and closed restaurants reserve. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these and other factors may affect our business, see the “Forward-Looking Statements” and other factors included in the 2005 Annual Report and other filings with the SEC.

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

Gift cards

We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card breakage income (“breakage”) when the likelihood of the redemption of the card becomes remote.  For the thirteen and thirty-nine weeks ended September 27, 2006, gift card breakage of $41,000 and $216,000, respectively, was recorded as a reduction of operating expenses.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no exposure to specific risks related to derivatives or other “hedging” types of financial instruments. In addition, we do not have operations outside of the United States of America which would expose us to foreign currency risk and our outstanding debt has fixed interest rates.

Item 4.                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognized controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the third quarter of fiscal 2006, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded our disclosure controls and procedures were effective as of September 27, 2006.

Changes in Internal Control over Financial Reporting.  There were no significant changes to our internal control over financial reporting occurring during our last fiscal quarter materially affecting, or reasonably likely to materially affect, our internal control over financial reporting, except for the BUCA 3 Acquisition discussed in Note 10.

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

BERTUCCI’S CORPORATION
(Registrant)

Date: November 10, 2006	By:	/s/ Stephen V. Clark
Chief Executive Officer and Director

Date: November 10, 2006	By:	/s/ David G. Lloyd
President, Chief Financial Officer and Director