Form 10-K
period 2006-12-31
BERTUCCIS CORP
filed 2007-04-03
CIK 1061588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2007

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

3,008,317 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding on April 3, 2007.

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

Unless the context indicates otherwise, references herein to “we”, “us”, “our,” “Bertucci’s,” “Vinny Ts of Boston®” or the “Company” refer to Bertucci’s Corporation, its predecessors and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We are a Delaware corporation which owns and operates two chains of full-service casual dining, Italian-style restaurants under the names (1) Bertucci’s Brick Oven Pizzeria® or Bertucci’s Brick Oven Ristorante®; and (2) Vinny T’s of Boston®.  We incorporated in 1994 as NE Restaurant Company, Inc. (“NERCO”) and formally changed our name to Bertucci’s Corporation on August 16, 2001.  As of January 3, 2007, we operated 92 Bertucci’s restaurants and 11 Vinny T’s of Boston® restaurants located primarily in the northeastern United States

In July 1998, we completed our acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Bertucci’s Acquisition”). We financed the Bertucci’s Acquisition primarily through the issuance of $100 million of 10¾% senior notes due 2008 (the “Senior Notes”). $85.3 million in principal of the Senior Notes are still outstanding.

On September 25, 2006, we and our newly formed wholly-owned subsidiary, Vinny T’s Acquisition Corporation, (the “Acquisition Sub”), executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with BUCA, Inc. (“BUCA”) and one of its wholly owned subsidiaries, BUCA Restaurants 3, Inc. (“BUCA 3”).  Pursuant to the Stock Purchase Agreement, the Acquisition Sub acquired all of the outstanding capital stock of BUCA 3, the entity which owns and operates the Vinny T’s of Boston® chain of restaurants.  As a result of this acquisition (referred to in this Form 10-K as the “Vinny T’s Acquisition”),  BUCA 3 is now a wholly-owned subsidiary of the Acquisition Sub and continues to own and operate 11 Vinny T’s of Boston® restaurants in four states.  In connection with the Vinny T’s Acquisition, the Acquisition Sub initially paid BUCA an aggregate purchase price of $6.8 million, of which $3.0 million was paid in cash and $3.8 million was paid through the issuance of a promissory note (the “Original

Promissory Note”).  The aggregate purchase price for this acquisition was subsequently lowered to $6.66 million on March 29, 2007 when the Acquisition Sub and BUCA amended and restated the Promissory Note to reduce the outstanding principal amount to $3.66 million because of a post-closing adjustment contained in the Stock Purchase Agreement (the “Amended and Restated Promissory Note”).  Hereinafter, the Original Promissory Note and the Amended and Restated Promissory Note are collectively referred to as the “Promissory Note.” The Promissory Note bears interest at 9% and matures on July 15, 2008 or earlier upon the occurrence of certain other events, including if we have a Change in Control (as defined in the Promissory Note), the consummation of an initial public offering by us or the redemption, repurchase, refinancing or payment of our Senior Notes.  In addition, we executed and delivered a Guaranty to BUCA which guarantees the payment of the amounts due and the performance of the obligations of the Acquisition Sub under the Promissory Note and the Stock Purchase Agreement.

Concepts

Our Bertucci’s restaurants are full-service, casual dining restaurants offering high quality, moderately priced Italian food. We are open seven days a week for lunch and dinner, appealing to both families and the adult market. We differentiate ourselves from other restaurants by offering a variety of distinctive and freshly prepared foods using high quality ingredients, brick oven baking techniques and an open-kitchen design. The first Bertucci’s restaurant opened in Somerville, Massachusetts in 1981.

Our Vinny T’s of Boston® restaurants are full service, casual dining restaurants based upon re-creations of the high quality neighborhood Italian eateries prominent in the neighborhoods of lower Manhattan, Brooklyn, the north-end of Boston and South Philadelphia in the 1940s.  These restaurants are open seven days a week for lunch and dinner offering high quality, moderately priced Italian food.  The menu includes both individual and family-sized portions.  The first Vinny T’s restaurant opened in Brookline, Massachusetts in 1993.

Restaurant Overview and Menu

Our Bertucci’s restaurants offer a distinctive menu and a classic Tuscan-style design providing a unique dining experience at a reasonable price. We specialize in a wide assortment of Italian regional pasta, chicken, veal and seafood dishes, salads, and premium brick oven pizzas. Our signature pizzas are prepared in brick ovens baking at unusually high temperatures, enabling the production of a light crust and preservation of natural flavors and moisture of toppings. Natural fresh ingredients are used to ensure high quality and freshness. We make our own dough, sauces and toppings in each restaurant and prepare our menu fresh each day. In addition, our menu features a variety of appetizers, soups, calzones, and desserts. We believe our original recipes and brick oven baking techniques combine to produce superior products difficult to duplicate. Wine and beer are available at all of our locations and full bar service is available at most of our restaurants. The price points generally range from $7.99 to $9.99 for lunch entrees and $10.99 to $19.99 for dinner entrees. Most items on our menu may be purchased for take-out service or delivery, which together accounted for approximately 22.0% of our net sales in fiscal 2006.

Our Vinny T’s of Boston® restaurants offer a diverse menu featuring a wide variety of appetizers, soups and salads, pastas, meats, seafood, parmigianas, pizzas, chicken and veal, and desserts.  We use the freshest ingredients and make everything from scratch on a daily basis including sauces, dough and desserts.  Menu items include Fried Mozzarella, Warm Tomato Salad, Homemade Lasagna, Grilled Pork Chops with Peppers, Linguini with Clam Sauce, Veal Parmigiana, Pepperoni Pizza, Chicken Piccata, and Cannoli.  Wine, beer, and spirits are available at all locations.  The price points generally range from $5.50 to $9.95 for lunch entrees and $8.95 to $22.95 for dinner entrees.  Vinny T’s of Boston® not only offers a la carte service but also offers family-style dining in all eleven units.  Private banquet rooms are available in five locations offering buffet or family-style service.

Restaurant Design

Our Bertucci’s restaurants are freestanding or in-line buildings averaging approximately 6,000 square feet in size with an average seating capacity of approximately 170 people. Each restaurant features a classic Tuscan-style, open-kitchen design centered around brick ovens. Ingredients are displayed and food is prepared on polished granite counters located in front of the brick ovens, in plain view of our guests. We have historically built our restaurants in varying sizes and designs, with no two interiors exactly alike. Because we believe unit economics benefit from a standardized design, in 2000 we developed a prototype design. The first restaurant with this prototypical design opened in January 2001. We have since modified the prototype design which currently envisions approximately 6,500 square feet and 209 seats per location. Key features of the current prototype design are a separate carryout designation, a bar/waiting area and modification of interior elements, including new floor and ceiling materials and new furniture.

Current Vinny T’s locations range in size from 5,900 to approximately 12,000 square feet and include both freestanding restaurants and restaurants within existing buildings. The restaurants have an authentic, unique and festive atmosphere with post-War Italian-American decor including rich woods and decorative tiles, nostalgic photos and artwork on the walls, Big Band music piped through the speakers and black-and-white checkered tablecloths on the tables.

Restaurant Development

Expansion. We expect to grow through the opening of new Bertucci’s restaurants over the next several years. It is anticipated there will be five Bertucci’s openings in fiscal 2007. No openings of Vinny T’s of Boston restaurants are anticipated in fiscal 2007. We expect to finance the development of Bertucci’s restaurants through a combination of cash on hand and cash from operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Site Selection and Construction. We devote significant time and resources to identify and analyze potential new restaurant sites, as we believe site selection is crucial to our success. Our site selection strategy focuses on high-density, high-traffic, high-visibility sites which are, for the most part, positioned within existing markets to take advantage of certain operational efficiencies. We seek out sites with a mixture of retail, office, residential and entertainment concentration which promote both lunch and dinner business. In addition, we believe multiple locations in defined geographic areas will result in increased market penetration and brand recognition, and will permit advertising, management, purchasing and administrative efficiencies. The typical time period required to select a site, build and open a full-service restaurant averages 15 to 18 months.

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

Advertising and Marketing

Our marketing objective is to increase the frequency of guest visits in primary markets and grow brand awareness in less penetrated markets, thereby increasing revenues, profitability and market share. Key strategies include limited time only seasonal offerings, local store marketing, direct marketing initiatives, frequency driven promotions, and advertising. We have designed our advertising plan to differentiate our brand from our competitors’ and increase our market share through media coverage in key markets. In support of our Bertucci’s restaurants we use radio, which affords continuity at competitive levels, as our primary advertising vehicle in all key markets and intend to continue with television in the important Boston market in 2007. Due to a lack of more efficient media vehicles, we primarily use newspaper inserts and direct mail to support our Vinny T’s of Boston® restaurants.

Purchasing

We negotiate directly with suppliers of food and beverage products and other restaurant supplies to ensure consistent quality and freshness of products and to obtain competitive prices. Although we believe essential restaurant supplies and products are available on short notice from several sources, we use one full-service distributor for a substantial portion of our restaurant supplies and product requirements, with such distributor charging us fixed mark-ups over prevailing wholesale prices. We have two contracts with our full-service distributor which terminate in the next five years. There are no required quantity purchases under these agreements. We also have arrangements with several smaller regional distributors for the balance of our purchases. These distribution arrangements have allowed us to benefit from economies of scale and have resulted in lower commodity costs. Smaller day-to-day purchasing decisions are made at the individual restaurant level. We have not experienced any significant delays in receiving food and beverage inventories or restaurant supplies.

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

Point of Sale (“POS”). All of our Bertucci’s restaurants use the Micros 3700 POS system, while our Vinny T’s of Boston® restaurant use the Squirrel 1.4 POS system. We believe the consistency and reliability of the POS systems is the backbone of our technical infrastructure. The consistency between restaurants provides us with efficiencies for multi-restaurant operations, training and support. We retrieve our POS data from each restaurant daily and process this data at our headquarters.

Data Warehouse. We manage a data warehouse, tracking information as minute as guest check detail. We believe the data warehouse provides multiple views of operational data which enables us to identify trends, evaluate price sensitivity and track new menu items/combinations.

Trademarks, Service Marks and Other Intellectual Property

We have registered, among others, the names “Bertucci’s®”, “Bertucci’s Brick Oven Pizzeria®”,  “Bertucci’s Brick Oven Ristorante®”, “Come Eat At Our House®”, “Everbody Eats When They Come to Our House®”, “What’s Not to Love? SM”, “Vinny Testa’s®”, “Vinny Testa’s (and design)®”, and “Vinny T’s of Boston®” as service marks and/or trademarks with the United States Patent and Trademark Office.

We are aware of names similar to Bertucci’s used by third parties in certain limited geographical areas. Such third-party use may prevent us from using the Bertucci’s mark for restaurants in such areas. Except for these areas, we are not aware of any infringing uses materially affecting our business.

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

Employees

At January 3, 2007, we had approximately 2,032 full-time employees (of whom 73 are based at our headquarters) and approximately 5,613 part-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

We anticipate our continued success will depend to a large degree on our ability to attract and retain high quality management employees. While we expect to continually address the high level of employee attrition normal in the food service industry, we have taken steps to attract and keep qualified management personnel through the implementation of a variety of employee benefit plans, including a management incentive plan, a 401(k) plan, and an equity incentive plan under which we grant equity awards to our management employees.

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

ITEM 1A. RISK FACTORS

Risk Factors

This Report contains forward-looking statements involving risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. Our actual results could differ materially from those discussed herein. Factors causing or contributing to such differences include those discussed below, as well as those discussed elsewhere in this Report.

Our substantial debt could harm our business.

We are highly leveraged. At the end of fiscal 2006, our aggregate outstanding indebtedness was $95.7 million; total stockholders’ deficit was $14.8 million and we had $1.8 million of working capital.

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

Covenants in our Senior Notes Indenture currently restrict our discretion in operating our business and failure to comply with these covenants could result in the acceleration of our obligations under the Senior Notes.

Our Indenture for the Senior Notes (the “Senior Notes Indenture”) imposes significant operating and other restrictions on us. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, our ability to:

•    incur additional debt;

•    pay dividends or make other distributions;

•    make certain investments;

•    create certain liens;

•    sell certain assets;

•    enter into certain transactions with affiliates; and

•    engage in certain mergers or consolidations.

A failure by us to comply with these restrictions could lead to a default under the terms of the Senior Notes Indenture. In the event of a default, all amounts borrowed pursuant thereto could be declared immediately due and payable, together with a premium and accrued and unpaid interest. In such event, there can be no assurance that we would be able to make such payments or borrow sufficient funds from alternative sources to make any such payments. Even if we were able to obtain additional financing, there can be no assurance such financing would be on terms favorable or acceptable to us.

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

Our business may be harmed by our recently completed Vinny T’s Acquisition.

We recently acquired the Vinny T’s of Boston® restaurant chain consisting of 11 restaurants in four states.  The success of this acquisition will depend on our ability to realize the anticipated benefits from the acquired Vinny T’s of Boston® business. We may fail to realize these anticipated benefits for a number of reasons, including the following:

•              problems may arise with our ability to successfully integrate the acquired business, which may result in the combined company not operating as effectively and efficiently as expected, which problems may include:

•              diversion of management time, as well as a shift of focus from operating the Bertucci’s and Vinny T’s of Boston® businesses to issues related to integration and administration;

•              failure to retain and motivate key employees;

•              failure to successfully manage relationships with customers and suppliers;

•              failure to effectively coordinate sales and marketing efforts;

•              failure to develop new products and/or concepts relating to the acquired business;

•              potential difficulties integrating financial reporting systems; and

•              potential difficulties in implementing controls, procedures and policies appropriate for a larger company.

•              we may not be able to achieve the expected benefits from the acquisition or it may take longer than expected to achieve those benefits; and

•              the Vinny T’s Acquisition may involve unexpected costs or liabilities.

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

We also obtain approximately 75% to 80% of our supplies through a single vendor pursuant to contracts for delivery and distribution, with the vendor charging fixed mark-ups over prevailing wholesale prices. Although we believe that we would be able to replace any vendor if we were required to do so, any disruption in supply from vendors could result in short-term supply shortages and we could be required to purchase supplies at higher prices until we are able to secure an alternative supply source. Any delay we experience in replacing vendors or distributors on acceptable terms could increase our food costs or, in extreme cases, require us to temporarily remove items from our menus.

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

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act and applicable minimum wage requirements, overtime,  family leave, tip credits, working conditions, safety standards and citizenship requirements), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have a material adverse effect on our results of operations.

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

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially and adversely affect our business, financial condition and results of operations.

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

We believe our trademarks and other proprietary rights are important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. The actions we take to protect our intellectual property, however, may be inadequate to prevent imitation of our products and concepts by others, which could be harmful to our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is located in Northborough, Massachusetts. The office is occupied under the terms of a lease covering approximately 18,155 square feet scheduled to expire in 2011 but has a five-year option to renew at the end of the existing term.  A separate office leased by us in Westborough, Massachusetts is being sub-leased to a third party.

Restaurant Locations

The table below identifies the location of the restaurants operated by us during fiscal 2006.

	Open as of 01/03/2007
State	Bertucci’s (1)	Vinny T’s of Boston (2)	Total
Connecticut	11	1	12
Delaware	2	—	2
District of Columbia	2	—	2
Maine	—	1	1
Maryland	6	—	6
Massachusetts	39	8	47
New Hampshire	3	—	3
New Jersey	6	—	6
New York	3	—	3
North Carolina	2	—	2
Pennsylvania	8	1	9
Rhode Island	2	—	2
Virginia	8	—	8
Total	92	11	103

(1)          There were no closings or openings during fiscal 2006.

(2)          Acquired from BUCA, Inc. in September 2006.  No further openings or closings took place in fiscal 2006.

We lease all but one of the 103 restaurants operated by us at January 3, 2007. We own one restaurant in fee. Leases for existing restaurants are generally for terms of 15 to 20 years and provide for additional option terms ranging from five to 20 years and a specified annual rental. Most of these leases provide for additional rent based on sales volumes exceeding specified levels. Leases for future restaurants will likely include similar rent provisions. Remaining restaurant lease terms range from less than one year to 22 years.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings from time to time incidental to the conduct of our business. In our opinion, any ultimate liability arising out of any current legal proceedings will not have a material adverse effect on our financial condition or the results of our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of April 3, 2007, there was no established public trading market for our common equity security.

Record Holders

As of April 3, 2007, we had 102 holders of our Common Stock, $.01 par value per share and we did not have any other class of common equity security issued or outstanding.

Dividends

We have not paid any dividends since 1998. Furthermore, we do not foresee declaring or paying any cash dividends in the immediate future. Moreover, the Senior Notes Indenture significantly limits, and in certain cases prohibits, payment of cash dividends without the Indenture trustee’s approval

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The data for fiscal years ended 2002 through 2006 are derived from our audited financial statements. Selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future. The acquisition of eleven Vinny T’s of Boston® restaurants in September 2006 affects the comparability of fiscal 2006 to prior years.

Statement of Operations Data (in thousands except share and per share amounts)

	Fiscal Year Ended
	January 3,	December 28,	December 29,	December 31,	January 1,
	2007 (a)	2005	2004	2003	2003

Net sales	$226,444	$204,784	$200,408	$186,172	$162,319
Cost of sales and expenses
Cost of sales	51,638	47,611	49,231	43,544	35,667
Operating expenses	135,136	123,253	122,056	113,036	96,413
General and administrative expenses	15,044	14,442	13,065	11,320	12,124
Deferred rent, depreciation, amortization and preopening expenses	11,399	11,228	12,657	14,123	12,413
Asset impairment charge	48	982	6,749	3,580	—
Closed restaurants charge	—	—	—	—	236
Cost of sales and expenses	213,265	197,516	203,758	185,603	156,853
Income (loss) from operations	13,179	7,268	(3,350)	569	5,466
Other (expense) income
Gain on Brinker Sale (c)	—	—	—	650	—
Interest expense, net	(10,143)	(10,411)	(10,613)	(10,133)	(9,587)
Other expense	(10,143)	(10,411)	(10,613)	(9,483)	(9,587)

Income (loss) before income tax provision	3,036	(3,143)	(13,963)	(8,914)	(4,121)
Income tax provision	575	—	—	—	4,145
Net income (loss)	$2,461	$(3,143)	$(13,963)	$(8,914)	$(8,266)

Basic income (loss) per share	$0.82	$(1.06)	$(4.74)	$(3.00)	$(2.77)

Weighted average shares outstanding - basic	3,014,363	2,960,025	2,943,841	2,970,403	2,978,955

Diluted income (loss) per share	$0.80	$(1.06)	$(4.74)	$(3.00)	$(2.77)

Weighted average shares outstanding - diluted	3,090,053	2,960,025	2,943,841	2,970,403	2,978,955

Comparable restaurant sales (b)	4.8%	0.2%	1.4%	4.1%	5.8%

Balance Sheet Data (in thousands)

	January 3,	December 28,	December 29,	December 31,	January 1,
	2007	2005	2004	2003	2003

Total assets	$125,197	$112,545	$112,221	$124,416	$123,121
Long term debt	$95,706	$92,179	$92,307	$92,981	$87,167
Total stockholders’ (deficit) equity	$(14,801)	$(17,303)	$(14,732)	$(490)	$8,495

Cash Flow Data (in thousands)

	January 3,	December 28,	December 29,	December 31,	January 1,
	2007	2005	2004	2003	2003

Cash flows provided by operating activities	$17,479	$12,927	$7,881	$9,071	$9,169
Cash flows used in investing activities	(10,197)	(4,108)	(7,872)	(9,358)	(19,271)
Cash flows (used in) provided by financing activities	(218)	272	(365)	(199)	—
Increase (decrease) in cash	$7,064	$9,091	$(356)	$(486)	$(10,102)

(a)               Fiscal year 2006 consisted of fifty-three weeks.  All other years presented were fifty-two weeks.

(b)              We define comparable restaurant sales as net sales from restaurants open and owned for at least one full fiscal year at the beginning of the year.

(c)               In April 2001, the Company completed the sale of a number of non-Bertucci’s brand restaurants (the “Brinker Sale”) and recorded a gain of $36.9 million before income taxes. During 2003 the Company concluded certain liabilities recorded in connection with the Brinker Sale were no longer required as part of the final settlement and accordingly reversed $650,000 of accrued liabilities as an additional gain on the Brinker Sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Item 1. Business”, “Item 1A. Risk Factors”, “Item 6. Selected Financial Data”, and our Consolidated Financial Statements and Notes thereto.

General

We are a Delaware corporation and the owner and operator of two chains of full-service casual dining, Italian-style restaurants under the names (1) Bertucci’s Brick Oven Pizzeria® or Bertucci’s Brick Oven Ristorante®; and (2) Vinny T’s of Boston®. We incorporated in 1994 as NE Restaurant Company, Inc. and formally changed our name to Bertucci’s Corporation on August 16, 2001. As of January 3, 2007, we operated 92 Bertucci’s restaurants and 11 Vinny T’s of Boston® restaurants located primarily in the northeastern United States.

In July 1998, we completed our acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Bertucci’s Acquisition”). We financed the Bertucci’s Acquisition primarily through the issuance of $100 million of 10¾% senior notes due 2008 (the “Senior Notes”). As of January 3, 2007, $85.3 million in principal of the Senior Notes are still outstanding.

In September, 2006, the Company executed a Stock Purchase Agreement with BUCA, Inc. and BUCA Restaurants 3, Inc. (“BUCA 3”) the entity which owns and operates Vinny T’s of Boston restaurants (“the Vinny T’s Acquisition”).  As a result of the Vinny T’s Acquisition, BUCA 3 is now a wholly-owned subsidiary of the Company and continues to own and operate 11 Vinny T’s of Boston restaurants in four states. The Company believes the acquisition of the 11 restaurants will increase revenues and income from operations while providing an acceptable return on the investment. The Company paid BUCA an aggregate purchase price of $6.6 million, of which $3.0 million was paid in cash and $3.6 million was paid through the issuance of a Promissory Note. The Promissory Note contains no covenants and bears interest at the rate of 9% payable in two equal installments on September 25, 2007 and July 15, 2008. See Item 1. Business – Overview

Results of Operations

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

The following table sets forth the percentage-relationship to net sales, unless otherwise indicated, of certain items included in our consolidated statements of operations, for the periods indicated:

STATEMENT OF OPERATIONS DATA

(Percentage of Net Sales for Fiscal Years Presented)

	January 3,	December 28,	December 29,
	2007	2005	2004

Net sales	100.0	100.0	100.0

Cost of sales and expenses:
Cost of sales	22.8	23.2	24.6
Operating expenses	59.7	60.2	60.9
General and administrative expenses	6.6	7.1	6.5
Deferred rent, depreciation, amortization and preopening expenses	5.0	5.5	6.3
Asset impairment charge	—	0.5	3.4
Total cost of sales and expenses	94.1	96.5	101.7

Income (loss) from operations	5.9	3.5	(1.7)

Interest expense, net	(4.5)	(5.0)	(5.3)

Income (loss) before income tax provision	1.4	(1.5)	(7.0)

Income tax provision	0.3	—	—

Net income (loss)	1.1	(1.5)	(7.0)

The results of the eleven Vinny T’s of Boston restaurants are included in fiscal 2006 from their acquisition date.

Year Ended January 3, 2007 Compared to Year Ended December 28, 2005

Net Sales. Total net sales increased by approximately $21.6 million, or 10.5%, to $226.4 million during fiscal 2006 from $204.8 million during fiscal 2005. The increase was due to a 4.8% increase in our 91 comparable Bertucci’s restaurants ($9.8 million), $4.3 million resulting from the fifty-third week of Bertucci’s restaurant operations, and $7.6 million from the addition of the 11 Vinny T’s of Boston® restaurants as a result of the Vinny T’s Acquisition. Bertucci’s comparable restaurant dine-in sales increased 5.1% and our comparable restaurant carry-out and delivery sales increased 4.0% in fiscal 2006 as compared to fiscal 2005. The Bertucci’s comparable guest counts, measured on dine-in business only, increased by 1.1% in 2006 versus 2005. The 91 comparable Bertucci’s restaurants’ sales average during 2006 was $2.3 million per restaurant.

Cost of Sales. Cost of sales as a percentage of net sales decreased to 22.8% during fiscal 2006 from 23.2% during fiscal 2005. The decrease (in Bertucci’s restaurants) was primarily attributable to a decrease in certain ingredient costs, primarily cheese and oil, increased inventory controls, as well as a menu mix shift to lower cost items introduced during 2006. Cost of sales in Vinny T’s of Boston® restaurants was 26.1% of sales for the fourteen weeks since the Vinny T’s Acqusition.

Operating Expenses. Operating expenses increased by approximately $11.8 million, or 9.6%, to $135.1 million during fiscal 2006 from $123.3 million during fiscal 2005. Expressed as a percentage of net sales, operating expenses decreased to 59.7% in 2006 from 60.2% in 2005. Nearly half of the dollar increase, $5.2 million, was due to increased operating expenses incurred as a result of the Vinny T’s Acquisition. The remaining dollar increase, $6.5 million, in these expenses is primarily attributable to increased payroll and related benefits ($4.1 million), occupancy and general facility expenses ($1.5 million) and utility costs, primarily natural gas ($1.4 million); partially offset by reduced advertising ($0.2 million), and gift card breakage ($0.2 million).

General and Administrative Expenses. General and administrative expenses increased by $600,000, or 4.2%, to $15.0 million during fiscal 2006 from $14.4 million during fiscal 2005. Expressed as a percentage of net sales, general and administrative expenses decreased to 6.6% in fiscal 2006 from 7.1% during fiscal 2005. The dollar increase was primarily due to higher compensation and group health expenses.

Deferred Rent, Depreciation, Amortization and Preopening Expenses. Deferred rent, depreciation, amortization and preopening expenses increased by approximately $200,000 to $11.4 million during fiscal 2006 from $11.2 million during fiscal 2005. Deferred rent decreased by approximately $330,000 as more leases with step rent provisions now require cash payments in excess of the calculated pro-rata rent expense. Depreciation increased by approximately $700,000 in 2006 as a result of the Vinny T’s Acquisition and remodel capital expenditures in Bertucci’s restaurants the last two fiscal years. Preopening expense decreased approximately $150,000 as no restaurant opened in fiscal 2006.

Asset Impairment Charge. In 2006, we assessed certain non-performing restaurants for recoverability of recorded amounts. As a result of our evaluation, we determined an additional impairment of fixed assets existed at two previously impaired restaurant locations during 2006 due to $48,000 of maintenance capital expended at these locations. We recorded an impairment charge in that amount to reflect the write down of the affected assets to fair value.

Interest Expense, net. Net interest expense decreased by approximately $300,000 to $10.1 million during fiscal 2006 from $10.4 million during fiscal 2005. Interest expense in 2006 was primarily comprised of $9.3 million accrued on the Senior Notes ($180,000 more than fiscal 2005 Senior Notes interest expense due to the 53rd week in fiscal 2006) and $85,000 of interest accrued on the Vinny T’s Acquisition Promissory Note.  Interest income increased by approximately $500,000 million primarily due to increased overnight investment funds resulting from reduced capital expenditures, and higher short term interest rates in 2006.

Income Taxes.We have a history of recurring pre-tax losses. We previously recorded a full valuation allowance for our net deferred tax assets and have also provided a full valuation allowance relating to the tax benefits generated since 2002 (primarily from operating losses). We recorded a provision for income tax of approximately $575,000 in 2006 primarily for estimated state and minimum federal taxes currently payable. FICA Tip Credits of approximately $1.7 million favorably impact the effective federal income tax rate for fiscal 2006. As of January 3, 2007, we had tax credit carryforwards totaling $7.5 million and net operating loss carryforwards of $1.4 million (representing approximately $0.4 million net of tax), including approximately $0.8 million and $1.3 million of tax credit carryforwards and net operating loss carryforwards, respectively, from the Vinny T’s Acquisition.

Year Ended December 28, 2005 Compared to Year Ended December 29, 2004

Net Sales. Total net sales increased by approximately $4.4 million, or 2.2%, to $204.8 million during fiscal 2005 from $200.4 million during fiscal 2004. The increase was due to a 0.2% increase in our 89 comparable Bertucci’s restaurants, the incremental 49 restaurant weeks resulting from full year operations of two new restaurants opened during 2004 and the addition of one new restaurant opening in 2005 (an incremental 47 restaurant weeks). Our comparable restaurant dine-in sales decreased 0.5% while our comparable restaurant carry-out and delivery sales increased 2.9% in fiscal 2005. The comparable guest counts, measured on dine-in business only, were essentially flat in 2005 versus 2004. The 89 comparable restaurants’ sales average during 2005 was $2.2 million per restaurant while the sales average for the two restaurants opened during 2004 was $1.9 million. The average weekly sales for the one restaurant opened during 2005 was $43,500 during the 47 weeks it was opened in 2005.

Cost of Sales. Cost of sales as a percentage of net sales decreased to 23.2% during fiscal 2005 from 24.6% during fiscal 2004. The decrease was primarily attributable to a decrease in certain ingredient costs, primarily cheese and oil, increased inventory controls, as well as a menu mix shift to lower cost items introduced during 2005.

Operating Expenses. Operating expenses increased by approximately $1.2 million, or 1.0%, to $123.3 million during fiscal 2005 from $122.1 million during fiscal 2004. Expressed as a percentage of net sales, operating expenses decreased to 60.2% in 2005 from 60.9% in 2004. The key components of operating expenses were payroll (including related employer taxes), utilities, restaurant facilities maintenance, rent and advertising. The dollar increase in these expenses was primarily attributable to increased occupancy and general facility expenses ($1.7 million) and utility costs (primarily natural gas) ($1.4 million); offset by reduced payroll and benefits ($0.8 million), advertising ($0.8 million), and property and liability insurance premiums ($0.3 million).

General and Administrative Expenses. General and administrative expenses increased by approximately $1.3 million, or 9.9%, to $14.4 million during fiscal 2005 from $13.1 million during fiscal 2004. Expressed as a percentage of net sales, general and administrative expenses increased to 7.1% in fiscal 2005 from 6.5% during fiscal 2004. The dollar and percentage increases were primarily due to higher incentive compensation expense ($1.5 million) as our internal earnings target was achieved and this triggered additional compensation obligations.

Deferred Rent, Depreciation, Amortization and Preopening Expenses. Deferred rent, depreciation, amortization and preopening expenses decreased by approximately $1.5 million, or 11.8%, to $11.2 million during fiscal 2005 from $12.7 million during fiscal 2004. As we only opened one restaurant in 2005, preopening expenses totaled only $185,000, a $300,000 decrease from 2004 during which there were two restaurant openings. Deferred rent decreased by approximately $500,000 as many leases with step rent provisions now require cash payments in excess of the calculated pro-rata rent expense. Depreciation decreased by approximately $800,000 in 2005 as prior period impairment charges reduced the cost basis of certain assets and the associated depreciation expense. Additionally, equipment acquired in the Bertucci’s Acquisition became fully depreciated during 2005. These items more than offset incremental depreciation from fiscal 2005 and 2004 restaurant openings of approximately $273,000.

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

Income Taxes. We have an historical trend of recurring pre-tax losses. We previously recorded a full valuation allowance for our net deferred tax asset. We also provided a full valuation allowance relating to the tax benefits generated since 2002 (primarily from our operating losses). As of December 28, 2005, we had net operating loss and tax credit carryforwards totaling $13.1 million.

Liquidity and Capital Resources

	2006	2005	2004

Cash flows provided by operating activities	$17,479	$12,927	$7,881

Cash flows used in investing activities	(10,197)	(4,108)	(7,872)

Cash flows (used in) provided by financing activities	(218)	272	(365)

Net increase (decrease) in cash	$7,064	$9,091	$(356)

We have historically met our capital expenditures and working capital needs through a combination of operating cash flow, bank and mortgage borrowings, the sale of the Senior Notes, the sale of Common Stock, and sale-leaseback transactions. We expect our future capital and working capital needs will be funded from operating cash flow and cash on hand.

Net cash flows from operating activities were $17.5 million for fiscal 2006 as compared to $12.9 million for fiscal 2005. Our fiscal 2006 net income increased by $5.6 million to $2.5 million from a loss of $3.1 million in fiscal 2005.  Included in the net income for fiscal 2006 is a fifty-third week. As of January 3, 2007, we had $28.4 million in cash and cash equivalents.

Our capital expenditures were $6.6 million, $4.3 million, and $8.6 million, for fiscal 2006, 2005, and 2004, respectively. In fiscal 2006, $5.6 million of our capital spending was attributable to remodeling and upgrading facilities in our existing restaurants and $1.0 million was used for new restaurant development. We anticipate fiscal 2007 capital expenditures will be approximately $18.2 million as we plan to open five Bertucci’s restaurants.

As of January 3, 2007, we had $95.7 million in consolidated indebtedness, $85.3 million pursuant to the Senior Notes, $6.0 million of capital lease obligations, and $4.4 million of promissory notes. The Senior Notes contain no financial covenants and we are in compliance with or have obtained waivers for all non-financial covenants as of April 3, 2007. The Senior Notes bear interest at the rate of 10 ¾% per annum, payable semi-annually on January 15 and July 15. The Senior Notes are due in full on July 15, 2008 and may be redeemed at face value prior to maturity.  Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require us to repurchase the Senior Notes at a redemption price of 101% of face value. See Note 5 of Notes to Consolidated Financial Statements.  The Promissory Note, the principal balance of which was $3.66 million as of January 3, 2007, contains no covenants and bears interest at the rate of 9% payable in two equal installments on September 25, 2007 and July 15, 2008. The Promissory Note is due in full on July 15, 2008 or earlier upon the occurrence of certain other events, including if we have a Change in Control (as defined in the Promissory Note), the consummation of an initial public offering by us or the redemption, repurchase, refinancing or payment of our Senior Notes.

We are operating without a line of credit and are funding all of our growth, debt reductions and operating needs out of cash flows from operations and cash on hand.

We have established a $4.0 million (maximum) letter of credit facility (expiring in December 2007) as collateral with third party administrators for self insurance reserves. As of January 3, 2007, this facility was collateralized with $2.2 million of cash restricted from general use. Letters of Credit totaling $2.2 million were outstanding on January 3, 2007 and December 28, 2005.

Our future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Significant liquidity demands will arise from our obligation to pay the outstanding principal and accrued interest on the Senior Notes due on July 15, 2008.

The table below depicts our future contractual obligations committed as of January 3, 2007:

	Payments Due by Fiscal Year
	(Dollars in Thousands)
	Total	2007	2008- 2009	2010 - 2011	After 2011
Contractual Obligations:
Operating leases (a)	$117,017	$18,511	$32,840	$26,924	$38,742
Capital leases (a)	12,056	704	1,440	1,389	8,523
Senior notes (b)	103,651	9,171	94,480	—	—
Promissory notes (c)	4,970	426	4,209	223	112
Utility purchase commitments (d)	5,176	2,363	2,813	—	—
Capital expenditures (e)	2,200	2,200	—	—	—
Closed restaurants reserve, net of sublease income	286	207	79	—	—
Total contractual obligations	$245,356	$33,582	$135,861	$28,536	$47,377

(a) - See Note 6 of Notes to Consolidated Financial Statements

(b) - Including interest at 10 ¾% per annum to maturity in July 2008.

(c) - Including interest at a weighted average rate of 8.7% per annum.

(d) - The Company has executed contracts to provide electricity to thirty-nine restaurants at a fixed rate per kilowatt through 2009. The Company believes these contracts qualify for the “normal purchases” exception as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the contracts are not required to be marked to market through the consolidated statement of operations. In addition, the Company executed contracts to provide natural gas to eighty-two restaurants at a fixed price per therm through May 2007. These contracts do not qualify for the “Normal Purchase” exception, and are not considered hedges. These contracts have been recorded on the balance sheet at fair value with adjustments to fair value being recognized in operating expenses in the consolidated statement of operations when they occur. The purchase commitments represent an estimate of minimum usage per year multiplied by the contracted rates.

(e) - We had one restaurant under construction at year end and had various purchase commitments related to remodeling projects at selected restaurants.

We believe the cash flow generated from our operations and cash on hand should be sufficient to fund our debt service requirements, lease obligations, expected capital expenditures and other operating expenses through 2007. Beyond 2007 and up to the July 15, 2008 maturity of our Senior Notes, we expect to be able to service our debt, but the lack of short term borrowing availability may impede our growth. We are evaluating various refinancing alternatives for our Senior Notes upon their maturity on July 15, 2008.

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

Seasonality

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate depending on a variety of factors, including the timing of new restaurant openings and related preopening and other startup expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant sales, competition and overall economic conditions. Our business is also subject to seasonal influences of consumer spending, dining out patterns and weather. As is the case with many restaurant companies, we typically experience lower net sales and net income during the first and fourth fiscal quarters. The current year fourth quarter is not comparable with the prior year or other quarters in 2006 because it comprised fourteen weeks and the Vinny T’s Acquisition. Because of these fluctuations in net sales and net loss, the results of operations of any quarter are not necessarily indicative of the results that will be achieved for the full year or any future quarter.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to the impairment of long-lived assets, income tax valuation allowances, self-insurance, closed restaurants reserve and gift cards. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

During each of the fiscal years 2006, 2005, and 2004 we assessed certain non-performing restaurants for recoverability of recorded amounts and determined an impairment of fixed assets existed at two restaurant locations in 2006, six restaurant locations in 2005 and 12 restaurant locations in 2004. We estimated the fair value of these assets based on the net present value of the expected cash flows from the restaurants and determined the carrying amount of the assets exceeded their fair value by approximately $48,000, $982,000, and $6.7 million, respectively. We recorded impairment charges in those amounts to reflect the write down of the affected assets to fair value.

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

Income Tax Valuation Allowances

The future tax benefits which give rise to the deferred tax asset remain statutorily available to us. We consider both negative and positive evidence in determining if a valuation allowance is appropriate. As of January 3, 2007, we had tax credit carryforwards totaling $7.5 million and net operating loss carryforwards of $1.4 million (representing approximately $0.4 million net of tax), including approximately $0.8 million and $1.3 million of tax credit carryforwards and net operating loss carryforwards, respectively, from the Vinny T’s Acquisition, which expire at various dates through 2026. We have an historical trend of recurring pre-tax losses. Based on the historical trend of losses, we concluded a valuation allowance for the net deferred tax asset remains appropriate. Actual amounts realized will be dependent on generating future taxable income.

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

Closed Restaurants Reserve

We remain primarily liable on leases for nine closed locations whose terms expire at various dates through 2017. We review the specifics of each site on a quarterly basis to estimate our net remaining liability over the remaining lease term. Certain locations have subtenants in place while others remain vacant. Estimates must be made of future sublease income or lease assignment possibilities. If subtenants default on their subleases or projected future subtenants are not obtained, actual results could differ from our estimates, thereby impacting our financial results. All sublease and assignment activity in fiscal 2004 through 2006 has been consistent with reserves and no additional increases in the reserve were necessary.

Gift cards

We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card breakage income (“breakage”) when the likelihood of the redemption of the card becomes remote.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that the impact of tax positions be recorded in the financial statements if it is more likely than not that such position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We do not expect the adoption of FIN 48 to have a material effect on our consolidated financial position or results of operations

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are evaluating the expected impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact SFAS No. 159 may have on our consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

In order to limit any possible exposure to market risk from changes in the price of natural gas used in the operations of our restaurants, we have contracted for minimum purchase quantities at fixed prices in selected restaurants through May 2007. Based upon sensitivity analysis as of January 3, 2007, a 10% change in the price of natural gas would cause the fair value of these contracts to increase /decrease by approximately $90,000. In addition, we do not have operations outside of the United States of America which expose us to foreign currency risk and substantially all of our outstanding debt has fixed interest rates.

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

During the fourth quarter of fiscal 2006, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded our disclosure controls and procedures were effective as of January 3, 2007.

Changes in Internal Control over Financial Reporting.  There were no significant changes to our internal control over financial reporting occurring during our last fiscal quarter materially affecting, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERANCE

The following table sets forth certain information with respect to our executive officers and directors at the time of this filing:

Name	Age	Position
Stephen V. Clark	53	Vice Chairman of the Board of Directors, Chief Executive Officer
David G. Lloyd	43	President, Chief Financial Officer and Director
Benjamin R. Jacobson	62	Chairman of the Board of Directors and Treasurer
Sally M. Dungan	53	Director * ø
James J. Morgan	64	Director #
James N. Moriarty	40	Director * ø
James R. Parish	60	Director ø
Heywood Wilansky	59	Director * # ø

*   Member of Audit Committee

#  Member of Compensation Committee

Ø  Independent Director

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

James J. Morgan. Mr. Morgan became a director in December 1997. From 1963 until his retirement in 1997, Mr. Morgan was employed by Philip Morris U.S.A. where he served as President and Chief Executive Officer from 1994 until his retirement in 1997. Prior to 1994, Mr. Morgan served in various capacities at Philip Morris including Senior Vice President of Marketing, and Corporate Vice President of Marketing Planning of the Philip Morris Companies Inc. Mr. Morgan also serves on the board of directors of Megadata Corporation. Mr. Morgan is a Partner in Jacobson Partners.

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

James R. Parish. Mr. Parish was named a director in September 2005. He has been a principal of Parish Partners, Inc., an investment, advisory and consulting firm, since 1991. Parish Partners, Inc. provides executive-level strategic advice and counseling to a wide range of restaurant industry executive teams. Mr. Parish also serves on the board of directors of Spirit Finance Corporation and as a member of their audit committee. Mr. Parish previously served on our Board of Directors from July 1998 through August 2003.

Heywood Wilansky. Mr. Wilansky became a director and member of our audit committee in May 2004. He became a member of the compensation committee in November 2004. Mr. Wilansky has been the President and Chief Executive Officer of Retail Ventures, Inc. (“RVI”) since November 2004, and was named a director of DSW Shoe Warehouse (“DSW”) in March, 2005. RVI owns a controlling interest in DSW. From February 2003 through November 2004, he was the President and Chief Executive Officer of Filene’s Basement, Inc. Prior to that, he was a Professor at the University of Maryland, Smith School of Business from August 2002 through January 2003. He was the President and CEO of Strategic Management Resources, LLC, a management consulting service, from July 2000 through January 2003 and was the President and CEO of Bon-Ton Stores, Inc. from 1995 through 2000.

Term of Directors

Our directors serve in such capacity until the next annual meeting of our shareholders or until their successors are duly elected and qualified.

Director Nominations

We do not maintain a formal policy with respect to the review of potential nominees to our Board of Directors. All of the members of our Board of Directors participate in the review of potential nominees to our Board of Directors. The Board of Directors has determined that, given the size of the Board of Directors and the importance of the director nomination process, the entire Board of Directors should participate in the evaluation of potential directors.

Director Independence

Our Board of Directors consists of eight directors.  Of these eight directors, the Board of Directors has reviewed the qualifications of Ms. Dungan, Mr. Moriatry, Mr. Parish and Mr. Wilansky and has determined they are “independent” under the applicable definition contained in Rule 4200(a)(15) of the NASD’s listing standards. Mr. Moriarty was formerly a partner with Arthur Andersen LLP which audited our financial statements prior to fiscal 2002 and he was involved in the audit of those financial statements. Mr. Moriarty has no relationship with Deloitte & Touche LLP, our current auditor.

Audit Committee

We have an Audit Committee, which consists of Sally M. Dungan, Heywood Wilansky, and James N. Moriarty (Chairman). The Board of Directors has reviewed the qualifications of Ms. Dungan, Mr. Wilansky and Mr. Moriarty and have determined they are “independent” under the applicable definition contained in Rule 4200(a)(15) of the NASD’s listing standards. The Board of Directors appointed Mr. Moriarty to the Audit Committee because of his auditing and accounting expertise. Our Board of Directors has determined Mr. Moriarty qualifies as an Audit Committee Financial Expert, as defined in Item 407(d)(5) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCLOSURE AND ANALYSIS

Overview of Compensation Program

The Chairman of our Board of Directors, Benjamin R. Jacobson (the “Chairman”), the Compensation Committee of the Board of Directors (the “Compensation Committee”) and all other members of our Board of Directors, (collectively, the “Compensation Group”), has the responsibility for establishing, implementing and monitoring the Company’s executive compensation programs.  The Compensation Group is responsible for ensuring that total compensation paid to our executives is competitive, reasonable, fair and adheres to the Company’s compensation philosophy and objectives.

Throughout this Compensation Disclosure and Analysis (“CD&A”), the individuals who served as our Chief Executive Officer and our President and Chief Financial Officer during fiscal 2006 are referred to as the “Named Executive Officers.”

Compensation Philosophy and Objectives

The Compensation Group is committed to implementing executive compensation programs that support our business objectives, including growing revenues and earnings by building on and reinforcing the Bertucci’s and Vinny T’s of Boston brands.  Our executive compensation programs are intended to accomplish the following objectives:

•         Strengthen the relationship between pay and performance by emphasizing variable, at-risk compensation that is dependent on the achievement of corporate performance goals.

•         Align executives’ interests with those of shareholders by rewarding the achievement of specific annual strategic goals, with the ultimate objective of improving shareholder value.

•         Attract, retain and motivate qualified executives capable of creating shareholder value.

•         Generally mirror those compensation programs offered by comparable organizations within the restaurant industry.

The above policies guide the Compensation Group in assessing and evaluating the appropriate allocation between long-term compensation, current cash compensation and annual bonus compensation.  The Compensation Group also considers our business objectives, our fiduciary and corporate responsibilities, competitive practices and trends and regulatory requirements.

The Board of Directors elects our Named Executive Officers and such officers serve at the discretion of the Board of Directors.  We have not entered into any: (1)  employment agreements; (2) termination agreements or arrangements (including severance or retirement agreements or arrangements); or (3) change of control agreements or arrangements, except as discussed below under the heading “Stock Options and Change of Control” below in this CD&A, with any of our Named Executive Officers.

Role of Executive Officers in Compensation Decisions

Generally, annual salaries for Named Executive Officers are determined by the Chairman of the Board and are submitted to the Compensation Committee for approval.  The Compensation Committee consists of two directors:  James J. Morgan and Heywood Wilansky.  The Board of Directors has determined that Mr. Wilansky is “independent” under the applicable definition contained in Rule 4200(a)(15) of the NASD’s listing standards.

In addition, under our Pay for Performance Plan for Executive Officers (the “PFP”) our Named Executive Officers are eligible to receive annual non-equity incentive cash bonuses.  The amount of these bonuses, if any, is measured by: (1) our financial performance for the year in question (measured by a target that is closely related to EBITDA (the “EBITDA Target”)); and (2) a matrix of percentages (the “Percentage Matrix”) which determines what percentage of a Named Executive Officer’s base salary will be awarded as a cash bonus.   Our Named Executive Officers (in addition to other members of management), recommend the yearly EBITDA Target to our Board of Directors which must approve such target.  The Chairman and the Compensation Committee determine the Percentage Matrix for the applicable year.

Our Board of Directors administers our Amended and Restated 1997 Equity Incentive Plan (the “Equity Incentive Plan”) under which we are able to issue options and other equity based awards.  Although our Named Executive Officers are members of the Board of Directors, they do not participate in any deliberations or decisions concerning the awards that may be made to them under the Equity Incentive Plan.

Setting Executive Compensation

Based on our philosophy and objectives, the Compensation Group has designed our compensation programs to motivate and reward executives for achieving business goals.

The Company competes with many larger companies for top executive-level talent. As such, the Compensation Group generally sets total compensation for the Named Executive Officers competitive with total compensation paid to similarly situated executives of similarly situated companies.  Variations to this objective may occur as dictated by the experience level of the individual and market factors.

The Compensation Group’s policy for allocating between current and long-term compensation is to ensure adequate base compensation to attract and retain qualified personnel, while providing incentives to maximize long-term value for the Company and its shareholders.  The Company provides current compensation in the form of: (1) base salary to provide fixed compensation based on competitive market practice and to reward good performance on an annual basis; and (2) non-equity incentive cash bonus compensation under the PFP to reward superior performance against specific short-term goals.  The Company also provides long-term incentive compensation through the award of stock options.

Base salary for the Company’s Named Executive Officers is reviewed and set annually as described above by the Chairman and the Compensation Committee.  The Chairman and the Compensation Committee also annually review the results from the prior year to determine whether prior year corporate and individual performance goals have been achieved.

With regard to the PFP, upon the recommendation of management, including the Named Executive Officers, the Board of Directors establishes the EBITDA Target and the Compensation Committee, upon the recommendation of the Chairman, establishes the Percentage Matrix.  For purposes of setting the Company’s performance-based compensation factor under the PFP, the primary factor considered by the Board of Directors is a Company-defined profitability target, closely related to EBITDA. The Board of Directors believes this is generally the “common denominator” in valuing non-publicly traded restaurant companies and this performance measure is an appropriate benchmark to assess how well the Company is performing from a financial standpoint.

In making its compensation decisions, the Compensation Group reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which provides that we may not deduct compensation of more than $1 million that is paid to our Chief Executive Officer and President and Chief Financial Officer (who are our only Named Executive Officers).  We believe that compensation paid under our incentive plans are generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Group may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers.

Executive Compensation Components

For the fiscal year ended January 3, 2007, the principal components of compensation for the Named Executive Officers were:

•                  Base salary;

•                  PFP; and

•                  Perquisites and other personal benefits.

Base Salaries

Base salaries are targeted to be competitive with similarly situated executives at similar situated companies with adjustments above or below market to recognize varying levels of responsibility, prior experience, breadth of knowledge and internal equity issues. The Chairman and the Compensation Committee determine whether to make a merit increase to base salaries based on their review of the performance of the Company and the individual.

Annual Non-Equity Incentives

Each year, upon the recommendation of management, the Board of Directors approves the PFP which is designed to provide a variable pay opportunity to our Named Executive Officers based on our performance.  In connection with the PFP, the Board of Directors establishes the EBITDA Target and the Chairman and the Compensation Committee establish the Percentage Matrix.  During the past three fiscal years we have not amended or adjusted our EBITDA Target or the Percentage Matrix once they have been established.

Under the PFP, we typically provide our Named Executive Officers with cash awards, ranging from 25% to 100% of their base salaries, depending on achievement of a minimum of 95% of the EBITDA Target to a maximum of 110% of the EBITDA Target.  PFP awards are paid annually once the Company’s fiscal year results are finalized.

Perquisites and Other Personal Benefits

We also provide Named Executive Officers with perquisites and other benefits that we and our Board of Directors believe to be reasonable and necessary to attract and retain employees in critical management positions.  The Named Executive Officers are provided with either a car allowance or a Company car, and in the case of Mr. Clark only, rent, utilities and a tax “gross up” for an apartment in Massachusetts. These benefits are described below in the “Summary Compensation Table,” except where not required by the rules and regulations promulgated by the SEC.

We maintain the Bertucci’s 401(k) Plan, a defined contribution plan (the “401(k) Plan”). Under the 401(k) Plan, substantially all of our exempt and non-exempt corporate office employees may defer a portion of their current salary, on a pretax basis, to the 401(k) Plan. We make matching contributions to the 401(k) Plan. These matching contributions are allocated to the participants based on a formula as defined in the 401(k) Plan. Matching contributions made by us under the 401(k) Plan for the fiscal years 2006, 2005, and 2004 were approximately $149,000, $130,000, and $98,000, respectively.

As a result of discrimination requirements imposed on defined contribution plans under the Code, such as the 401(k) Plan, we have determined that Named Executive Officers cannot participate in the 401(k) Plan.

In 1999, we established the Bertucci’s Corporation Executive Savings and Investment Plan, a non-qualified compensation plan, to which our highly compensated executives, including the Named Executive Officers, may elect to defer a portion of their salary and/or earned bonus (including bonuses awarded pursuant to the PFP).  We contribute matching funds to the Executive Savings and Investment Plan up to specified limits.

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

The trust assets are held separately from our other funds, but remain subject to claims of our general creditors in the event of our insolvency. As of January 3, 2007, there were 19 participants in the plan with assets in the trust having an aggregate market value of approximately $734,000.

The Named Executive Officers are eligible to participate in the Executive Savings and Investment Plan.  None of our Named Executive Officers, however, participates in this plan at the current time although they remain eligible to do so, subject to an annual election.

Stock Options and Change of Control

Our Equity Incentive Plan provides for the issuance of nonqualified stock options, among other kinds of awards, and allows us to provide equity incentives to our Named Executive Officers, key employees and directors. On September 27, 2005, the Company’s Board of Directors approved the amendment and restatement of this plan which increased the number of shares of Common Stock that are available for issuance under the plan from 750,000 to 1,100,000. The Board of Directors administers the Equity Incentive Plan and may modify or amend it in any respect.

 In general, if stock options are granted to a Named Executive Officer or another member of management, they are granted at times determined in the sole discretion of the Board of Directors.  The number of stock options awarded under Equity Incentive Plan is determined by the Board of Directors in its discretion.  In addition, stock options are occasionally issued to newly hired executive officers on the date of hire.

Stock options issued under the Equity Incentive Plan are generally: (1) granted at or above the fair value of a share of the Company’s Common Stock on the date of grant, as determined by the Board of Directors; and (2) exercisable either (a) cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant; or (b) only upon the fifth anniversary of the date of grant.  They typically expire 90 days following the tenth anniversary of the date of the grant.

In addition, such options, including the options held by the Named Executive Officers, generally provide that unvested options vest immediately and in full upon a transaction constituting a “Change of Control” of the Company.  With regard to the options held by the Named Executive Officers, a “Change of Control” occurs if: (1) any individual, entity or group acquires beneficial ownership of 50% or more of the outstanding Common Stock of the Company (subject to standard exceptions); (2) the Company consummates a reorganization, merger or consolidation with respect to which all or substantially all of the individuals and entities who were the beneficial owners of the Company’s Common Stock immediately prior to such transaction do not own more than 50% of the outstanding shares of the common stock of the entity resulting from such transaction; or (3) there is a sale or other disposition of all or substantially all of the assets of the Company (excluding a sale or disposition to a subsidiary of the Company).

In fiscal 2006, we did not award any stock options to the Named Executive Officers.  Assuming that a “Change of Control” of the Company occurred on January 3, 2007 the accelerated vesting of Mr. Clark’s and Mr. Lloyd’s stock options to purchase 170,000 shares each of our Common Stock would have resulted in a benefit to each of Mr. Clark and Mr. Lloyd of $1,076,000.

The following table summarizes stock option activity for all Company optionees during the period of September 15, 1997 through January 3, 2007:

Year of Original Issue	Average Original Issue Price	Originally Granted	Since Forfeited	Exercised	Outstanding at January 3, 2007
1997	$11.63	331,123	(245,692)	(11,020)	74,411
1998	$17.51	58,429	(58,429)	—	—
1999	$15.00	23,541	(15,541)	—	8,000
2000	$13.37	199,750	(86,750)	(1,125)	111,875
2001	$17.51	332,500	(299,656)	—	32,844
2002	$17.51	26,000	(22,000)	—	4,000
2003	$14.48	40,079	(3,636)	—	36,443
2004	$17.51	111,000	(27,000)	—	84,000
2005	$17.51	602,500	(52,750)	—	549,750
2006	$17.62	69,000	(1,000)	—	68,000

		1,793,922	(812,454)	(12,145)	969,323

On January 3, 2007, 130,677 shares of Common Stock were available for grants under the Equity Incentive Plan.

The following table summarizes the compensation for the Named Executive Officers during 2006:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (a)($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation (b) ($)	Total ($)
Stephen V. Clark	2006	356,731	—	—	—	249,712	—	36,000	642,443
Chief Executive Officer, Vice Chairman of the Board of Directors
David G. Lloyd	2006	356,731	—	—	—	249,712	—	—	606,443
Chief Financial Officer, President

(a) These awards were paid pursuant to the PFP.

(b)  This compensation consisted of: (i) use of a rental apartment by Mr. Clark at a cost of $22,000 during fiscal 2006; and (ii) a “gross-up” payment to Mr. Clark of $14,000 to reimburse him for taxes owed in connection with the use of the rental apartment.

The following table shows all plan-based awards granted to the Named Executive Officers during fiscal 2006.

GRANTS OF PLAN BASED AWARDS - All awards reflected in this table were granted pursuant to the PFP.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Stock Awards: Number of Securities Under-lying Options (#)	Exercise of Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Options Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Stephen V. Clark	12/13/2005	87,500	175,000	350,000	—	—	—	—	—	—	—
Chief Executive Officer, Vice Chairman of the Board of Directors

David G. Lloyd	12/13/2005	87,500	175,000	350,000	—	—	—	—	—	—	—
Chief Financial Officer, President

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards			Stock Awards
	Number of securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	# Exercisable	# Unexercisable
Stephen V. Clark	—	170,000	—	$17.51	09/27/2015	—	—	—	—
David G. Lloyd	—	170,000	—	$17.51	09/27/2015	—	—	—	—

There were no exercise of options by Named Executive Officers during fiscal 2006 and no shares of common stock currently owned by Named Executive Officers (see Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) are subject to any vesting requirements.

Compensation of Directors

The following table summarizes certain information regarding compensation earned or paid to the Company’s directors during fiscal 2006:

We reimburse our directors for any expenses incurred by them in connection with their attendance at meetings of the Board of Directors, or any committee thereof. In addition, all directors are eligible to receive options under our equity incentive plans.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (a) ($)	Total ($)
Benjamin R. Jacobson	—	—	—	—	—	15,728	15,728
James J. Morgan	—	—	—	—	—	11,460	11,460
Sally M. Dungan	22,500	—	—	—	—	—	22,500
James N. Moriarty	27,500	—	—	—	—	—	27,500
James R. Parish	17,500	—	—	—	—	—	17,500
Heywood Wilanksy	22,500	—	—	—	—	—	22,500

(a)          – Mr. Jacobson and Mr. Morgan have automobile leases paid on their behalf by the Company.

Independent directors are paid: (1) a quarterly stipend of $2,500 for serving on the Board of Directors; (2) a payment of $2,500 for each Board of Directors meeting they attend (either in person or telephonically); and (3) if they are a member of the Audit Committee, a payment of $1,000 for each Audit Committee meeting they attend (either in person or telephonically).

We reimburse our directors for any expenses incurred by them in connection with their attendance at meetings of the Board of Directors, or any committee thereof.  In addition, all directors are eligible to receive options under our Equity Incentive Plan.

Directors receive no other compensation from us for serving on the Board of Directors or a committee of the Board of Directors.

Compensation Committee Report

The Compensation Committee reviewed and discussed the above CD&A with the Company’s management.  Based on the review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

Compensation Committee

James J. Morgan
Heywood Wilansky

Compensation Committee Interlocks and Insider Participation

Effective as of January 1, 1998, the Board of Directors appointed a Compensation Committee. During fiscal 2006, Mr. Morgan and Mr. Wilansky were the only members of the Compensation Committee. Mr. Morgan has been a Partner with Jacobson Partners since 2001. We entered into a financial advisory services agreement with Jacobson Partners in 1998 pursuant to which we have been paying Jacobson Partners consulting fees and reimbursing Jacobson Partners for certain travel and other incidental expenses. We paid Jacobson Partners $386,000 in fiscal 2006 (including $136,000 in connection with the Vinny T’s Acquisition) and $250,000 in fiscal 2005 for its services under this agreement. See “Item 13. Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information at April 3, 2007, with respect to ownership of our Common Stock, $0.01 par value per share, by (i) each beneficial owner of five percent or more of our Common Stock, (ii) each of our directors who beneficially owns shares of Common Stock, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. For the purpose of computing the percentage of the shares of Common Stock owned by each person or group listed in this table, shares which are subject to options exercisable within 60 days after April 3, 2007 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

	Shares
	Beneficially	Percent
Name and Address of Beneficial Owner	Owned	of Class

Benjamin R. Jacobson (1)	986,201	31.2%
595 Madison Avenue
New York, New York 10022

Thomas R. Devlin (2)	316,660	10.3%
1313 North Webb Road
P.O. Box 782170
Wichita, Kansas 67206

Dennis D. Pedra (3)	230,605	7.7%

James J. Morgan (4)	51,833	1.7%

Stephen V. Clark	46,192	1.5%

David G. Lloyd	39,716	1.3%

James R. Parish	18,422	*

Sally M. Dungan	4,000	*

Heywood Wilansky	5,000	*

James N. Moriarty	3,500	*

All directors and executive officers as a group (8 persons) (5)	1,154,804	36.9%

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

Shareholders Agreement

We are a party to a shareholder agreement with our current shareholders (collectively, the “Shareholder Agreement”).  The Shareholder Agreement provides, among other things, that (i) a shareholder may not transfer his or its shares in the Company, whether voluntarily or by operation of law, other than in certain limited circumstances specified therein, including transfers through a right of first refusal procedure, distributions by certain legal entities to the constituents of such entities (i.e. a partnership to its partners), transfers by will or intestate succession, transfers approved by the Board of Directors to an affiliate of a shareholder or to another shareholder, transfers to family members or trusts for their benefit, and any transfer unanimously approved by the Board of Directors, (ii) we have the option to purchase the shares of any shareholder who is an employee of ours following the termination of such shareholder’s employment with us for any reason at a purchase price equal to the fair value or original purchase price (plus accrued interest in certain circumstances) depending upon the reason for such termination, (iii) we have the option to purchase the shares of any shareholder who is an employee of ours following certain transfer events, including such shareholders’ bankruptcy or a court-ordered transfer of such shareholder’s stock, (iv) if we fail to exercise our option to purchase as described in the immediately preceding clause (iii), the remaining shareholders have the option to purchase the applicable shares, (v) in the event an employee shareholder leaves our employment due to death, disability or hardship or, with respect to certain shares, is terminated by us without cause, such shareholder has a one-time option to require us to purchase such shareholder’s shares at the greater of fair value or the original purchase price, subject to certain approval by the Board of Directors, excluding effected employees, (vi) no transfer of shares may occur unless the transferee thereof agrees to be bound by the terms of the Shareholders Agreement and (vii) all share certificates must bear customary legends and all share transfers must be in compliance with applicable securities laws.

Equity Compensation Plan Information

We maintain equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended January 3, 2007 regarding shares of our Common Stock available for grant or granted under the equity compensation plans (i) approved by our stockholders; and (ii)  not approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	680,394	$16.51	69,606
Equity compensation plans not approved by security holders	288,929	$17.55	61,071
Total	969,323	$16.82	130,677

In 1997, the Board of Directors adopted the Equity Incentive Plan, pursuant to which we authorized 750,000 shares of Common Stock for issuance in connection with equity incentive awards. Our shareholders originally approved the Equity Incentive Plan in 1997. In 2005, however, the Board of Directors amended and restated the Equity Incentive Plan (the “Amended and Restated Equity Incentive Plan”) to, among other things, increase the total number of shares of Common Stock authorized for issuance under the plan to 1,100,000 shares without seeking additional shareholder approval. Accordingly, in the foregoing chart, shares of Common Stock subject to awards under the Amended and Restated Equity Incentive Plan are included in columns (a) and (c) under both the “approved by security holders” and “not approved by security holders” categories. Shares of Common Stock covered by awards that expire or otherwise terminate will again become available for grant.  A copy of the Amended and Restated Equity Incentive Plan is attached as Exhibit 10.22 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 3, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Disclosure of Related-Party Transactions

Benjamin R. Jacobson, our Chairman of the Board of Directors and Treasurer, is the Managing Partner of Jacobson Partners. In addition, James Morgan, one of our directors and a member of our compensation committee, is a Partner of Jacobson Partners. In connection with the Bertucci’s Acquisition, in 1998 we entered into a financial advisory services agreement with Jacobson Partners. Under this agreement (a) Jacobson Partners provides various financial advisory services to us, including, among other things, assistance in preparing internal budgets, performing cash management activities, maintaining and improving accounting and other management information systems, negotiating financing arrangements, complying with public reporting and disclosure requirements and communicating with creditors and investors, and (b) we pay Jacobson Partners consulting fees and reimburse Jacobson Partners for certain travel and other incidental expenses. We paid Jacobson Partners $386,000 in fiscal 2006 (including $136,000 in connection with the Vinny T’s Acquisition) and $250,000 in fiscal 2005 for its services under this agreement. We believe the financial advisory services agreement was made on terms no less favorable to us than those obtainable from an unrelated party.

During 1999, we established the Bertucci’s Corporation Executive Savings and Investment Plan to which our highly compensated executives may elect to defer a portion of their salary and (or) earned bonus. In connection with this plan, we maintain an irrevocable grantor trust which has been established by us, as grantor, pursuant to a Trust Agreement with Reliance Trust Company, dated December 2004. The agreement is between us and Reliance Trust Company, as trustee, and is for the purpose of paying benefits under the Executive Savings and Investment Plan to certain members of management. The trust assets are held separately from our other funds, but remain subject to claims of our general creditors in the event of our insolvency. As of January 3, 2007, there were 19 participants in the plan with assets in the trust with an aggregate market value of approximately $734,000.

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors is responsible for reviewing and approving related-party transactions, as defined by the SEC, for potential conflict of interest situations on an ongoing basis, unless such duty has been delegated to another committee of the Board of Directors.  Management reports any related-party transactions under consideration at each Board of Directors meeting and, after review, the Board of Directors approves or disapproves such transactions, provided that any director who has an interest in such related-party transaction recuses himself from participating in the review and vote concerning the related-party transaction.  If advanced approval of a related-party transaction is not feasible, then the related-party transaction is considered, and, if the Board of Directors determines it to be appropriate, ratified at the next Board of Directors meeting.

In reviewing, approving or ratifying related-party transactions, the Board of Directors is responsible for obtaining the material facts of the related-party transaction, reviewing whether the related-party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and considering such factors as it deems appropriate.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Deloitte & Touche LLP (“Deloitte”) for professional services rendered for the fiscal years 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$253,825	$236,700
Tax Fees	50,100	51,000
All Other Fees	21,168	99,007
Total Fees	$325,093	$386,707

Audit Fees. The Audit Fees consist of aggregate fees incurred for professional services rendered for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports.

Audit-Related Fees. We did not incur any Audit-Related Fees in fiscal 2006 or 2005.

Tax Fees. The Tax Fees consist of aggregate fees incurred for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance.

All Other Fees. Fees incurred for professional services rendered in connection with the Vinny T’s Acquisition (2006) and the restatements of our financial statements (2005) are included in All Other Fees.

Audit Pre-Approval of Policies and Procedures

The Audit Committee’s policy, since its formation in February 2004, has been to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Audit Committee Approval of Fees

Our Audit Committee approved all Audit-Related Fees, Tax Fees and All Other Fees listed above and provided by Deloitte to us during fiscal 2006.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 3, 2007 and December 28, 2005

Consolidated Statements of Operations for each of the years ended January 3, 2007, December 28, 2005, and December 29, 2004

Consolidated Statements of changes in Stockholders’ Deficit for each of the years ended January 3, 2007, December 28, 2005, and December 29, 2004

Consolidated Statements of Cash Flow for each of the years January 3, 2007, December 28, 2005, and December 29, 2004

Notes to Consolidated Financial Statements

	(2)	Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERTUCCI’S CORPORATION

By:	/s/ Stephen V. Clark
Stephen V. Clark, Chief Executive Officer and Director

Date: April 3, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Benjamin R. Jacobson	Chairman of the Board of Directors	April 3, 2007
Benjamin R. Jacobson

/s/ Stephen V. Clark	Vice Chairman of the Board of Directors, Chief	April 3, 2007
Stephen V. Clark	Executive Officer and Director (Principal Executive
Officer)

/s/ David G. Lloyd	President, Chief Financial Officer and Director	April 3, 2007
David G. Lloyd	(Principal Financial and Accounting Officer)

/s/ Sally M. Dungan	Director	April 3, 2007
Sally M. Dungan

/s/ James J. Morgan	Director	April 3, 2007
James J. Morgan

/s/ James N. Moriarty	Director	April 3, 2007
James N. Moriaty

/s/ James R. Parish	Director	April 3, 2007
James R. Parish

/s/ Heywood Wilansky	Director	April 3, 2007
Heywood Wilansky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bertucci’s Corporation

Northborough, Massachusetts

We have audited the accompanying consolidated balance sheets of Bertucci’s Corporation and subsidiaries (the “Company”) as of January 3, 2007 and December 28, 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years ended January 3, 2007, December 28, 2005 and December 29, 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2007 and December 28, 2005, and the results of its operations and its cash flows for each of the years ended January 3, 2007, December 28, 2005 and December 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, effective December 29, 2005.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
April 3, 2007

BERTUCCI’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	January 3,	December 28,
	2007	2005
ASSETS
Current Assets:
Cash and cash equivalents	$28,446	$21,382
Restricted cash	2,185	2,187
Accounts receivable	1,143	771
Inventories	1,698	1,534
Prepaid expenses and other current assets	2,618	897
Total current assets	36,090	26,771
Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	77,554	68,433
Furniture and equipment	52,000	46,787
	136,274	121,940
Less - accumulated depreciation and amortization	(79,033)	(67,509)
	57,241	54,431
Construction work in process	999	—
Net property and equipment	58,240	54,431

Goodwill	26,127	26,127
Deferred finance costs, net	1,469	2,165
Liquor licenses, net	2,301	2,358
Other assets	970	693
TOTAL ASSETS	$125,197	$112,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Promissory notes - current portion	$43	$42
Capital lease obligations - current portion	126	107
Accounts payable	12,033	8,603
Accrued expenses	22,078	19,129
Total current liabilities	34,280	27,881
Promissory notes, net of current portion	4,356	738
Captial lease obligations, net of current portion	5,871	5,982
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	1,782	1,892
Deferred rent and other long-term liabilities	8,399	8,045
Total liabilities	139,998	129,848
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,767,995 and 3,764,995 shares, respectively;
Outstanding - 3,008,317 and 3,012,982 shares, respectively	38	38
Less 759,678 and 752,013 treasury shares, respectively, at cost	(8,603)	(8,480)
Additional paid-in capital	29,781	29,617
Accumulated deficit	(36,017)	(38,478)
Total stockholders’ deficit	(14,801)	(17,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,197	$112,545

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	January 3,	December 28,	December 29,
	2007	2005	2004

Net sales	$226,444	$204,784	$200,408

Cost of sales and expenses:
Cost of sales	51,638	47,611	49,231
Operating expenses	135,136	123,253	122,056
General and administrative expenses	15,044	14,442	13,065
Deferred rent, depreciation, amortization and preopening expenses	11,399	11,228	12,657
Asset impairment charge	48	982	6,749
Total cost of sales and expenses	213,265	197,516	203,758

Income (loss) from operations	13,179	7,268	(3,350)

Interest expense, net	(10,143)	(10,411)	(10,613)

Income (loss) before income tax provision	3,036	(3,143)	(13,963)

Income tax provision	575	—	—

Net income (loss)	$2,461	$(3,143)	$(13,963)

Basic income (loss) per share	$0.82	$(1.06)	$(4.74)

Basic weighted average shares outstanding	3,014,363	2,960,025	2,943,841

Diluted income (loss) per share	$0.80	$(1.06)	$(4.74)

Diluted weighted average shares outstanding	3,090,053	2,960,025	2,943,841

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands except share data)

	Common Stock		Treasury Stock				Total
	Number of		Number of		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance December 31, 2003	3,666,370	$37	(704,818)	$(8,190)	$29,035	$(21,372)	$(490)
Net loss	—	—	—	—	—	(13,963)	(13,963)
Sale of common stock from exercise of options	1,125	—	—	—	11	—	11
Purchase of common stock for treasury	—	—	(47,195)	(290)	—	—	(290)
Balance December 29, 2004	3,667,495	$37	(752,013)	$(8,480)	$29,046	$(35,335)	$(14,732)
Net loss	—	—	—	—	—	(3,143)	(3,143)
Issuance of common stock	37,500	—	—	—	172	—	172
Sale of common stock	60,000	1	—	—	399	—	400
Balance December 28, 2005	3,764,995	$38	(752,013)	$(8,480)	$29,617	$(38,478)	$(17,303)
Net income	—	—	—	—	—	2,461	2,461
Sale of common stock	3,000	—	—	—	39	—	39
Purchase of common stock for treasury	—	—	(7,665)	(123)	—	—	(123)
Stock compensation expense	—	—	—	—	125	—	125
Balance January 3, 2007	3,767,995	$38	(759,678)	$(8,603)	$29,781	$(36,017)	$(14,801)

The accompanying notes are an integral part of these consolidated financial statements.

BERTUCCI'S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	January 3, 2007	December 28, 2005	December 29, 2004

Cash flows from operating activities
Net income (loss)	$2,461	$(3,143)	$(13,963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	125	172	—
Loss on equipment disposals	72	170	—
Asset impairment charge	48	982	6,749
Deferred rent, depreciation, and amortization	11,977	11,568	12,863
Changes in operating assets and liabilities
Inventories	114	(146)	(120)
Prepaid expenses and receivables	(1,666)	200	643
Other accrued expenses	1,753	2,270	2,186
Income taxes payable	372	—	(413)
Accounts payable	2,435	784	(607)
Tenant allowances received	—	250	577
Other operating assets and liabilities	(212)	(180)	(34)

Total adjustments	15,018	16,070	21,844

Net cash provided by operating activities	17,479	12,927	7,881

Cash flows from investing activities
Acquistion of business	(3,643)	—	—
Additions to property and equipment	(6,556)	(4,324)	(8,598)
Decrease in restricted cash	2	216	726

Net cash used in investing activities	(10,197)	(4,108)	(7,872)

Cash flows from financing activities
Sale of common stock	39	400	11
Purchase of treasury shares	(123)	—	(290)
Payment on promissory notes	(42)	(40)	(39)
Principal payments under capital lease obligations	(92)	(88)	(47)

Net cash (used in) provided by financing activities	(218)	272	(365)

Net incease (decrease) in cash and cash equivalents	7,064	9,091	(356)
Cash and cash equivalents, beginning of year	21,382	12,291	12,647
Cash and cash equivalents, end of year	$28,446	$21,382	$12,291

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,079	$10,096	$10,090

Cash paid for income taxes	$203	$—	$377

Promissory note issued in acquisition of business	$3,661	$—	$-

Capital leases entered into during period	$—	$—	$175

BERTUCCI’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 3, 2007

(1)                                 ORGANIZATION AND OPERATIONS

Bertucci’s Corporation, a Delaware corporation (the “Company”), owns and operates two chains of full-service casual dining, Italian-style restaurants under the names (1) Bertucci’s Brick Oven Pizzeria® or Bertucci’s Brick Oven Ristorante®; and (2) Vinny T’s of Boston®. The Company was incorporated in 1994 as NE Restaurant Company, Inc. and formally changed its name to Bertucci’s Corporation on August 16, 2001. As of January 3, 2007, the Company operated 92 Bertucci’s restaurants and 11 Vinny T’s of Boston® restaurants located primarily in the northeast United States.

In July 1998, the Company completed its acquisition of Bertucci’s Restaurant Corp.’s parent entity, Bertucci’s, Inc., for a purchase price, net of cash received, of approximately $89.4 million (the “Bertucci’s Acquisition”). The Company financed the Bertucci’s Acquisition primarily through the issuance of $100 million of 10¾% senior notes due 2008 (the “Senior Notes”). $85.3 million in principal of the Senior Notes are still outstanding.

Fiscal Year End

The Company’s fiscal year is the 52 or 53-week period ending on the Wednesday closest to December 31st. Fiscal year 2006 consisted of 53 weeks. All other fiscal years presented herein were 52 weeks.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(2)                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company records revenue from the sale of food, beverage and alcohol when sales occur. When a gift card is issued and proceeds are received, a liability is recorded. As gift cards are redeemed, this liability is reduced and revenue is recognized. Gift card breakage income (“breakage”) is recognized when the likelihood of the redemption of the card becomes remote. Gift card breakage of $262,000 was recorded as a reduction of operating expenses in fiscal 2006.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of institutional money market accounts, demand and interest bearing accounts with original maturities of no more than sixty days. These money market accounts allow daily settlement without penalty. The Company typically invests on an overnight basis and considers such amounts to be cash equivalents. The Company utilizes zero balance disbursement accounts for cash management purposes and maintains a cash balance sufficient to cover disbursements from these accounts when checks are presented for payment. Outstanding checks written against the disbursement accounts of $2.9 million and $0.9 million at January 3, 2007 and December 28, 2005, respectively, are included in accounts payable in the accompanying consolidated balance sheets. The carrying value of these instruments approximates market value due to their short term nature.

Restricted Cash

The Company is required to maintain cash as collateral for outstanding letters of credit under its letter of credit facility.

Concentrations of Credit Risk

Financial instruments potentially exposing the Company to concentrations of credit risk consist mainly of cash and cash equivalents. The Company maintains its cash and cash equivalents in financial institutions of high credit standing.  The Company believes no significant credit risk exists as of January 3, 2007 and December 28, 2005.

Inventories

Inventories are carried at the lower of cost (first-in, first-out) or market value, and consist of the following (dollars in thousands):

	2006	2005

Food	$904	$847
Liquor	686	578
Supplies	108	109
Total inventory	$1,698	$1,534

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

Depreciation expense was $11.8 million, $10.8 million, and $11.5 million in fiscal 2006, 2005, and 2004, respectively.

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

The Company regularly assesses its restaurants’ performance for recoverability to determine if an impairment of fixed assets exists at any location. The Company estimates the fair value of assets based on the net present value of the expected cash flows for each restaurant. If the carrying amount of the assets (including any non-transferable liquor licenses) exceeds the fair value of the assets, the Company records an impairment charge to reflect the write down of the affected assets to fair value. Impairment charges recorded were $48,000, $1.0 million, and $6.7 million in fiscal 2006, 2005, and 2004, respectively. Impairment charges recorded in fiscal 2006 represent maintenance capital in two previously fully impaired restaurants.

Interest

Total interest costs incurred, interest income realized and amounts capitalized are as follows (dollars in thousands):

	2006	2005	2004

Interest expense	$11,048	$10,766	$10,799
Interest income	(885)	(341)	(109)
Interest capitalized	(20)	(14	(77)
Interest expense, net	$10,143	$10,411	$10,613

The Company capitalizes interest expense into leasehold improvements based on the costs incurred to construct new restaurants.

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

Accrued Expenses

Accrued expenses consisted of the following as of January 3, 2007 and December 28, 2005 (dollars in thousands):

	2006	2005

Accrued payroll and related benefits	$7,125	$5,994
Unredeemed gift cards	5,142	4,392
Accrued interest	4,500	4,228
Other accrued liabilities	3,022	2,669
Deferred rent and other occupancy costs	2,289	1,846

TOTAL	$22,078	$19,129

Goodwill

The Company tests goodwill for impairment annually on the first day after the fiscal year end. This same impairment test is performed at other times during the course of the year should an event occur indicating goodwill may be impaired. There was no impairment of goodwill at January 3, 2007 or December 28, 2005.

Deferred Finance Costs

Underwriting, legal and other direct costs incurred in connection with the issuance of the Senior Notes and the completion of the sale-leaseback transactions discussed in Note 6 have been capitalized and are being amortized into interest expense over the life of the related borrowings and underlying leases, respectively.

Liquor Licenses

Transferable liquor licenses are accounted for at the lower of cost or market and are not amortized. Annual renewal fees are expensed as incurred. Non-transferable liquor licenses are amortized on a straight-line basis over the contractual life of the license. The carrying value of transferable liquor licenses was $2.0 million at each of January 3, 2007 and December 28, 2005. Amortization expense for non-transferable liquor licenses was $56,000, $56,000, and $82,000 in fiscal 2006, 2005, and 2004, respectively. For existing licenses, amortization expense is expected to be $56,000 per year for each of the next five fiscal years.

Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, utility purchase contracts, and long-term debt. The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt, consisting of the Senior Notes and promissory notes, is based on the present value of remaining principal and interest payments discounted at a comparable borrowing rate each fiscal year and approximates fair value.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs were $5.8 million in fiscal 2006 and 2005, and $6.6 million in fiscal 2004, and are included in operating expenses in the consolidated statements of operations.

Utility Purchase Commitments

The Company has executed contracts to provide electricity to thirty-nine restaurants at a fixed rate per kilowatt through 2009. The Company believes these contracts qualify for the “normal purchases” exception as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the contracts are not required to be marked to market through the Consolidated Statement of Operations. The purchase commitments below represent an estimate of the minimum usage per year multiplied by the contracted rates (dollars in thousands):

Year
2007	$1,468
2008	1,468
2009	1,345
$4,281

In addition, the Company  executed contracts to provide natural gas to eighty-two restaurants at a fixed price per therm through May 2007. These contracts do not qualify for the “Normal Purchase” exception, and are not considered hedges.  The Company has recorded a $181,000 unrealized loss in operating expenses in the consolidated statement of operations in order to mark these contracts to market as of January 3, 2007. The purchase commitment through the remaining contract period is $900,000.

Earnings Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted income per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Dilutive shares added to the weighted average number of common shares outstanding for the fiscal year 2006 for this calculation were 75,691. Dilutive shares were determined using the treasury stock method for in-the-money stock options as of January 3, 2007. For the fiscal years ended December 28, 2005 and December 29, 2004 options representing 970,929 and 548,171 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

Stock-Based Compensation

Effective December 29, 2005, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), and Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective method. Under the modified prospective provisions of SFAS No. 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on December 29, 2005 and all subsequent awards. SFAS No. 123R requires that all stock-based compensation expense be recognized in the financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities.

Segment Reporting

The Company’s operations have been aggregated into one single reporting segment, as permitted by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, since its operations have similar economic characteristics, products, production processes, types of customers and distribution methods.

Use of Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the reserve for closed restaurant locations, impairment analysis on long-lived assets, and self-insurance reserves. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that the impact of tax positions be recorded in the financial statements if it is more likely than not that such position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is evaluating the expected impact that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact SFAS No. 159 may have on its consolidated financial position and results of operations.

(3)                                  CLOSED RESTAURANT RESERVE

The Company has recorded reserves relating to lease commitments at certain closed locations, including other exit costs for which the Company is still primarily liable. It was originally expected the Company would be able to exit these locations, sublease the locations or otherwise be released from the related leases. However, due to market conditions, the Company was unable to sell, sublease or exit certain of these leases as originally anticipated.

Activity within the Company’s closed restaurants reserve was as follows (dollars in thousands):

	2006	2005	2004
Balance, beginning of year	$372	$659	$1,449
Lease and related costs charged to reserve	(86)	(287)	(790)
Balance, end of year	$286	$372	$659

Current portion	$207	$270	$484
Noncurrent portion	79	102	175
	$286	$372	$659

The closed restaurant reserve was calculated net of sublease income at nine locations partially or fully subleased as of January 3, 2007. The Company remains primarily liable for the remaining lease obligations should the sublessee default. Total sublease income excluded from the reserve is approximately $5.0 million for subleases expiring at various dates through 2017. One tenant has defaulted under the terms of the Company’s sublease but the net exposure to the Company has been provided for in the reserves above.

(4)                                  INCOME TAXES

The components of the provision for income taxes for the fiscal years 2006, 2005, and 2004, respectively, are as follows (dollars in thousands):

	2006	2005	2004
Current:
Federal	$315	$—	$—
State	260	—	—
	575	—	—
Deferred:
Federal	(2,491)	(1,473)	(5,669)
State	(266)	(95)	(413)
	(2,757)	(1,568)	(6,082)
Valuation allowance	2,757	1,568	6,082
Total provision for income taxes	$575	$—	$—

A reconciliation of the amount computed by applying the statutory federal income tax rate of 35% to the income (loss) before income tax provision for the fiscal years 2006, 2005, and 2004, respectively, is as follows (dollars in thousands):

	2006	2005	2004
Income tax expense (benefit) computed at federal statutory rate	$1,063	$(1,100)	$(4,887)
State taxes, net of federal benefit	138	(95)	(413)
Employment related tax credits and other, net	(2,985)	(983)	(782)
Other	(398)	610	—
Valuation allowance	2,757	1,568	6,082
Income tax provision	$575	$—	$—

Significant items giving rise to deferred tax assets and deferred tax liabilities at January 3, 2007 and December 28, 2005 are as follows (dollars in thousands):

	2006	2005
Deferred tax assets–
Property and equipment, including impairment charges	$9,398	$5,931
Net operating loss and tax credit carryforwards	7,909	6,418
Goodwill and other intangible assets	3,215	—
Deferred rent	3,041	3,226
All other deferred tax assets	3,390	2,505
	26,953	18,080
Deferred tax liabilities–
Liquor licenses	(532)	(234)
	(532)	(234)

Total net deferred tax assets	26,421	17,846)
Valuation allowance	(26,421)	(17,846)
Carrying value of net deferred tax assets	$—	$—

The Company acquired approximately $5.8 million of future income tax benefits statutorily available to the Company through the Vinny T’s Acquisition. Because of the history of tax losses of the Company and Vinny T’s, the Company concluded a valuation allowance for the amount of the net future tax benefits was appropriate.

The future tax benefits which give rise to the deferred tax asset remain statutorily available to the Company. The Company considers both negative and positive evidence in determining if a valuation allowance is appropriate. The Company had tax credit carryforwards of $7.5 million and net operating loss carryforwards of $1.4 million (representing $0.4 million net of tax) as of January 3, 2007 which expire at various dates through 2026. The Company has an historical trend of recurring pre-tax losses. Based on the historical trend of losses, the Company concluded a valuation allowance for the net deferred tax asset remains appropriate. Actual amounts realized will be dependent on generating future taxable income.

(5)                                  SENIOR NOTES AND PROMISSORY NOTES PAYABLE

The Company has outstanding 10¾% Senior Notes with a current face value of $85.3 million due 2008 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on January 15 and July 15. Through maturity in 2008, the Company may, at its option, redeem any or all of the Senior Notes at face value. Under certain circumstances, including a change of control or following certain asset sales, the holders of the Senior Notes may require the Company to repurchase the Senior Notes, at a redemption price of 101%. The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all of the Company’s subsidiaries. The Senior Notes contain no financial covenants and the Company is in compliance with or has obtained waivers for all non-financial covenants as of January 3, 2007.

In connection with the Vinny T’s Acquisition, the Company issued a Promissory Note to BUCA. The principal balance of the Promissory Note was $3.6 million as of January 3, 2007. The Promissory Note contains no covenants and bears interest at the rate of 9% payable in two equal installments on September 25, 2007 and July 15, 2008. The Promissory Note is due in full on July 15, 2008 or earlier upon the occurrence of certain other events, including if the Company has a change in control (as defined in the Promissory Note), the consummation of an initial public offering, or the redemption, repurchase, refinancing or payment of the Company’s Senior Notes.

 (6)                               COMMITMENTS AND CONTINGENCIES

Letter of Credit Facility

The Company has a $4.0 million (maximum) letter of credit facility as collateral with third party administrators for self insurance reserves. As of January 3, 2007, this facility was collateralized with $2.2 million of cash restricted from general use. Letters of credit totaling $2.2 million were outstanding pursuant to this facility as of January 3, 2007 and December 28, 2005 and expire in December 2007.

Operating Leases

The Company has entered into numerous lease arrangements, primarily for restaurant land, equipment and buildings, which are non-cancelable and expire on various dates through 2027.

Some operating leases contain rent escalation clauses whereby the rent payments increase over the term of the lease. Rent expense includes base rent amounts, percentage rent payable periodically, as defined in each lease, and rent expense accrued to recognize lease escalation provisions on a straight-line basis over the lease term. Cash rent expense recognized in operating expenses in the accompanying consolidated statements of income was approximately $17.0 million, $15.5 million, and $14.8 million for the fiscal years 2006, 2005, and 2004, respectively. The annual difference of accrued rent versus amounts paid is classified as deferred rent in the accompanying consolidated statements of operations and the cumulative difference is included in other long-term liabilities in the accompanying consolidated balance sheets. Certain leases require the payment of an additional amount, calculated as a percentage of annual sales, as defined in the lease agreement, which exceeds annual minimum rentals. Such percentage rent expense was $273,000, $200,000, and $154,000 for fiscal 2006, 2005, and 2004, respectively.

Future minimum rental payments due under non-cancelable operating leases as of January 3, 2007 for operating locations were as follows (dollars in thousands):

Year
2007	$18,511
2008	17,097
2009	15,743
2010	14,029
2011	12,895
Thereafter	38,742
$117,017

In addition to the leases summarized above, the Company is primarily liable on nine locations for approximately $5.3 million in gross lease commitments over the remaining terms of the leases. The locations are subleased to tenants under sublease obligations aggregating $5.0 million. The difference of $0.3 million represents the Company’s closed restaurant reserve at January 3, 2007.

Capital Leases

The Company previously completed two sale-leaseback transactions on four restaurant properties. The Company agreed to lease back the properties for a 20-year period. Both leases include two five-year renewal terms, which the Company may exercise at its option. The Company is required to maintain the properties for the term of the leases and to pay all taxes, insurance, utilities and other costs associated with those properties. Under the leases, the Company agreed to customary indemnities and, in the event the Company defaults on any lease, the landlord may terminate the lease, accelerate rental payments and collect liquidated damages.

Payments under capital lease commitments for these restaurants are as follows (dollars in thousands):

Year
2007	$704
2008	715
2009	725
2010	691
2011	698
Thereafter	8,523
12,056
Less amount representing interest	6,059
Present value of minimum payments	$5,997
Current portion	126
Long-term portion	5,871
$5,997

Contingencies

The Company is subject to various legal proceedings arising in the ordinary course of business. Management believes the amount of ultimate liability with respect to these actions will not be material to the financial position, cash flows or results of operations of the Company.

(7)                                  RELATED PARTIES

The stockholders have consented to the payment of an ongoing financial consulting fee to Jacobson Partners, a stockholder of the Company. Fees of $250,000 were paid to Jacobson Partners for each of the fiscal years ended January 3, 2007, December 28, 2005, and December 29, 2004. The Board of Directors approved an additional fee of $136,000 paid in fiscal 2006 in connection with the Vinny T’s Acquisition and an additional fee of $175,000 in fiscal 2004. Fees are included in general and administrative expenses in the accompanying consolidated statements of operations, except for the fee paid in in connection with the Vinny T’s Acquisition which is capitalized in the purchase price.

Benjamin R. Jacobson, Chairman of the Company, is the Managing General Partner of Jacobson Partners. Jacobson Partners, through its various subsidiaries and investments, owns a controlling interest in the Company. Jacobson Partners also previously held a controlling interest in Taco Bueno. Stephen V. Clark, Vice Chairman of the Board of Directors and Chief Executive Officer of the Company, and David G. Lloyd, President and Chief Financial Officer of the Company, held senior management positions with Taco Bueno until August 2005, when Jacobson Partners sold its interest in Taco Bueno.

(8)                                  401(k) PROFIT SHARING PLAN AND DEFERRED COMPENSATION PLAN

The Company maintains a defined contribution plan known as the Bertucci’s 401(k) Plan. Under the Bertucci’s 401(k) Plan, substantially all salaried employees of the Company may defer a portion of their current salary, on a pretax basis. The Company makes a matching contribution to the Bertucci’s 401(k) Plan allocated, based on a formula as defined by the Bertucci’s 401(k) Plan, to Plan participants. Matching contributions made by the Company for the fiscal years 2006, 2005, and 2004 were approximately $149,000, $130,000, $98,000, respectively.

In 1999, the Company established the Bertucci’s Corporation Executive Savings and Investment Plan, a non-qualified compensation plan, to which highly compensated executives of the Company may elect to defer a portion of their salary and/or earned bonus. The assets of the plan are held separately from other funds of the Company, but remain subject to claims of the Company’s general creditors in the event of the Company’s insolvency. As of January 3, 2007, there were 19 participants in the plan with assets with an aggregate market value of approximately $734,000. The assets are included in other long-term assets in the consolidated balance sheet and a corresponding liability is included in other long term liabilities.

(9)                                  STOCK BASED COMPENSATION AND EQUITY INCENTIVE PLAN

Effective December 29, 2005, the Company adopted the provisions of SFAS No. 123R and SAB 107 using the modified prospective method. Under the modified prospective provisions of SFAS No. 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on December 29, 2005 and all subsequent awards. SFAS No. 123R requires that all stock-based compensation expense be recognized in the financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. As required under the new standards, compensation expense is based on the number of options expected to vest. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate. The impact of the adoption of SFAS No. 123R and SAB No. 107 resulted in a compensation charge of $125,000 in fiscal 2006, which is included in general and administrative expenses in the Consolidated Statement of Operations.

The Company grants stock options under its Amended and Restated 1997 Equity Incentive Plan (the “Equity Incentive Plan”), which provides for the issuance of nonqualified stock options and allows the Company to provide equity incentives to its key employees and directors. On September 27, 2005, the Company’s Board of Directors approved an amendment of the plan which increased the number of shares of Common Stock available for issuance under the Equity Incentive Plan from 750,000 to 1,100,000. The Board of Directors administers the Equity Incentive Plan and may modify or amend it in any respect. As of January 3, 2007 there were 130,677 authorized shares of Common Stock remaining for issuance under the Equity Incentive Plan.

Stock options issued under the Equity Incentive Plan are: (1) issued with an exercise price at or above the fair value of the underlying stock on the date of the grant; (2) are exercisable either (a) cumulatively at the rate of 25% on or after each of the second, third, fourth and fifth anniversaries of the date of grant or (b) only upon the fifth anniversary of the date of grant; and (c) typically expire 90 days following the tenth anniversary of the date of the grant. In addition, such options generally provide unvested options vest immediately and in full upon a transaction constituting a “change of control” of the Company.

The grant date fair value is calculated using the Black-Scholes option valuation model. The fair value of options granted during fiscal 2006, 2005, and 2004, were calculated using the following estimated weighted average assumptions:

	2006	2005	2004

Options granted	69,000	602,500	111,000
Weighted-average exercise price	$17.69	$17.51	$17.51
Weighted-average grant date fair value	$4.12	—	—

Assumptions:
Risk free interest rate	4.69%	3.99%	3.53%
Expected life (in years)	5	5	5
Expected volatility	20%	—	—
Expected dividend yield	—	—	—

Expected volatility — The Company is responsible for estimating volatility and has used 0% volatility historically to estimate the grant-date fair value of stock options as its common stock is not publicly traded. Effective December 29, 2005, management considered the guidance in SFAS No. 123R and now estimates expected volatility at 20%.

Expected life — The Company uses the full vesting period to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes this is the best estimate of the expected life of a new option.

Risk-free interest rate — The market yield on U.S. Treasury securities at a 5-year constant maturity, quoted on investment basis, is used as the risk-free interest rate.

Expected dividend yield — The Company has not paid any dividends in the last five years and intends to retain any earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

A summary of the Amended and Restated Equity Incentive Plan activity for fiscal 2006 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term	Aggregate Intrinsic Value (thousands)
Outstanding at beginning of year	970,929	$16.77
Granted	69,000	$17.69
Forfeited	(70,606)	$(16.93)
Outstanding at end of year	969,323	$16.82	6.8	$3,300

Fully vested and exercisable at end of year	265,573	$14.96	2.4	$1,100

As of January 3, 2007 there was $288,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.9 years.

Prior to December 29, 2005, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (which has been replaced by SFAS No. 123R and supersedes Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”)), the Company accounted for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net loss and loss per share on a pro forma basis. The Company had accounted for the Equity Incentive Plan under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. In 2005, stock based employee compensation expense resulted from the granting of shares of the Company’s common stock to key employees and independent directors. All shares and options were granted at prices equal to, or in excess of, the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for fiscal 2005 and fiscal 2004, respectively, as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	2005	2004

Net loss, as reported	$(3,143)	$(13,963)
Add: Stock-based employee compensation expense included in reported net loss.	172	—
Deduct: Net stock-based employee compensation expense determined under fair value based method for all awards.	(116)	(77)
Pro forma net loss	$(3,087)	$(14,040)
Basic and diluted loss per share
As reported	$(1.06)	$(4.74)
Pro forma	$(1.04)	$(4.77)

The Company’s shareholders are parties to a shareholder agreement (the “Shareholder Agreement”) which restricts their ability to transfer their shares without the approval of the Company’s Board of Directors. The Shareholder Agreement provides, among other things, that (i) a shareholder may not transfer his or its shares in the Company, whether voluntarily or by operation of law, other than in certain limited circumstances specified therein, including transfers through a right of first refusal procedure, distributions by certain legal entities to the constituents of such entities (i.e. a partnership to its partners), transfers by will or intestate succession, transfers approved by the Board of Directors to an affiliate of a shareholder or to another shareholder, transfers to family members or trusts for their benefit, and any transfer unanimously approved by the Board of Directors, (ii) the Company has the option to purchase the shares of any shareholder who is an employee of the Company following the termination of such shareholder’s employment with the Company for any reason at a purchase price equal to the fair market value or original purchase price (plus accrued interest in certain circumstances) depending upon the reason for such termination, (iii) the Company has the option to purchase the shares of any shareholder who is an employee of the Company following certain transfer events, including such shareholders’ bankruptcy or a court-ordered transfer of such shareholder’s stock, (iv) if the Company fails to exercise its option to purchase as described in the immediately preceding clause (iii), the remaining shareholders have the option to purchase the applicable shares, (v) in the event an employee shareholder leaves the Company due to death, disability or hardship or, with respect to certain shares, is terminated by the Company without cause, such shareholder has a one-time option to require the Company to purchase such shareholder’s shares at the greater of fair value or the original purchase price, subject to approval by the Board of Directors, excluding effected employees, (vi) no transfer of shares may occur unless the transferee thereof agrees to be bound by the terms of the Shareholder Agreement, and (vii) all share certificates must bear customary legends and all share transfers must be in compliance with applicable securities laws. At January 3, 2007, 150,149 options are subject to the provisions of (ii) and (v) above.

(10)                             ACQUISITION

In September, 2006, the Company executed a Stock Purchase Agreement with BUCA, Inc. and BUCA Restaurants 3, Inc. (“BUCA 3”) the entity which owns and operates Vinny T’s of Boston restaurants (“the Vinny T’s Acquisition”). As a result of the Vinny T’s Acquisition, BUCA 3 is now a wholly-owned subsidiary of the Company and continues to own and operate 11 Vinny T’s of Boston restaurants in four states. The Company believes the acquisition of the 11 restaurants will increase revenues and income from operations while providing an acceptable return on the investment. The Company paid BUCA an aggregate purchase price of $6.6 million, of which $3.0 million was paid in cash and $3.6 million was paid through the issuance of a Promissory Note. The Promissory Note contains no covenants and bears interest at the rate of 9% per annum payable in two equal installments on September 25, 2007 and July 15, 2008.

The Vinny T’s Acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of the Vinny T’s of Boston operations have been included in the Company’s consolidated statements of operations from September 28, 2006.

The cash paid at closing was funded by available cash on hand. The purchase price has been allocated based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed at the date of acquisition in the table below. Included in the purchase price are direct acquisition costs of $645,000. The preliminary purchase price allocation for assets acquired and liabilities assumed is subject to adjustment upon finalization of the valuation of property and equipment by the Company (dollars in thousands).

Assets acquired:
Receivables	$283
Inventory	278
Prepaid Expenses	144
Property	9,186
Other noncurrent assets	65

Less liabilities assumed:
Accounts payable	(995)
Accrued expenses	(1,657)
Net purchase price	$7,304

The Company has also acquired approximately $5.8 million of future income tax benefits statutorily available to the Company through the Vinny T’s Acquisition. Because of the history of tax losses of the Company and Vinny T’s, the Company concluded a valuation allowance for the amount of the net future tax benefits was appropriate.

The following pro forma financial information presents the results of operations for each of the fiscal years 2006 and 2005, as though the Vinny T’s Acquisition occurred at the beginning of the periods presented. The pro forma financial information is not intended to be indicative of the operating results that actually would have occurred if the Vinny T’s Acquisition had been consummated at the beginning of the periods presented, nor is the information intended to be indicative of future operating results. The pro forma financial information reflects adjustments for (1) additional general and administrative expenses for direct field supervision; (2) additional depreciation to more closely reflect allocated values at the Vinny T’s Acquisition; and (3) additional interest expense on the Promissory Note (dollars in thousands, except per share amounts).

	2006	2005

Net Sales	$249,393	$236,856

Net income (loss)	$2,102	$(3,423)

Basic income (loss) per share	$0.70	$(1.16)

Diluted income (loss) per share	$0.68	$(1.16)

(11)                            UNAUDITED QUARTERLY RESULTS

The unaudited quarterly information depicted below details results of operations for each of the fiscal quarters of 2006 and 2005.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
	March 29,	June 28,	September 27,	January 3,	January 3,
	2006	2006	2006	2007 (1)	2007
Net sales	$52,684	$55,031	$51,969	$66,760	$226,444
Cost of sales and expenses:
Cost of sales	11,942	12,490	11,762	15,444	51,638
Operating expenses	31,305	32,896	31,856	39,079	135,136
General and administrative expenses	3,553	3,748	3,705	4,038	15,044
Deferred rent, depreciation, amortization and preopening expenses	2,721	2,766	2,696	3,216	11,399
Asset impairment charge	—	—	—	48	48
Total cost of sales and expenses	49,521	51,900	50,019	61,825	213,265
Income from operations	3,163	3,131	1,950	4,935	13,179
Other expense:
Interest expense, net	(2,500)	(2,488)	(2,438)	(2,717)	(10,143)
Other expense	(2,500)	(2,488)	(2,438)	(2,717)	(10,143)
Loss before income tax provision	663	643	(488)	2,218	3,036
Income tax provision	—	—	31	544	575
Net loss	$663	$643	$(519)	$1,674	$2,461
Basic income per share	$0.22	$0.21	$(0.17)	$0.56	$0.82
Basic weighted average shares outstanding	3,012,982	3,015,817	3,014,968	3,009,146	3,014,363
Diluted income per share	$0.22	$0.21	$(0.17)	$0.53	$0.80
Diluted weighted average shares outstanding	3,034,435	3,057,108	3,014,968	3,138,685	3,090,053

(1) Includes results for the 11 Vinny T’s of Boston restaurants acquired in September 2006, and the 53rd week.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
	March 30,	June 29,	September 28,	December 28,	December 28,
	2005	2005	2005	2005	2005
Net sales	$49,952	$52,580	$49,654	$52,598	$204,784
Cost of sales and expenses:
Cost of sales	11,860	12,322	11,316	12,113	47,611
Operating expenses	30,454	31,391	30,051	31,357	123,253
General and administrative expenses	3,499	3,283	3,740	3,920	14,442
Deferred rent, depreciation, amortization and preopening expenses	3,142	3,029	2,601	2,456	11,228
Asset impairment charge	—	907	—	75	982
Total cost of sales and expenses	48,955	50,932	47,708	49,921	197,516
Income from operations	997	1,648	1,946	2,677	7,268
Other expense:
Interest expense, net	(2,650)	(2,621)	(2,613)	(2,527)	(10,411)
Other expense	(2,650)	(2,621)	(2,613)	(2,527)	(10,411)
Net loss	$(1,653)	$(973)	$(667)	$150	$(3,143)
Basic and diluted loss per share	$(0.57)	$(0.33)	$(0.23)	$0.05	$(1.06)
Weighted average shares outstanding - basic and diluted	2,925,520	2,947,691	2,953,864	3,012,982	2,960,025

(12)                           SUBSEQUENT EVENTS

In the first quarter of fiscal 2007, the Company closed three restaurant locations as they were not meeting Company sales and profit expectations. Net Sales from these locations totaled $3.5 million in fiscal 2006. One location was closed in conjunction with a lease termination agreement while the other two locations have continuing lease obligations totaling $2.4 million through 2013. The Company anticipates being able to sublease the properties or negotiate lease termination agreements, but estimates it will incur net costs (rental costs net of sublease income, as well as legal, brokerage and other fees) of approximately $400,000 on these two locations and anticipates recording a closed restaurant charge in that amount in the first quarter of fiscal 2007.

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
4.10 (i)

Supplemental Indenture, dated as of September 22, 2006 among Vinny T’s Acquisition Corporation, Bertucci’s Corporation and The Bank of New York Trust Company, N.A. (“BONY”) (as successor Trustee to U.S. Trust).

4.11 (i)	Supplemental Indenture, dated as of October 5, 2006, among BUCA Restaurants 3, Inc., Bertucci’s Corporation, and BONY (as successor trustee to U.S. Trust.
10.1 (f)	The Company’s Amended and Restated 1997 Equity Incentive Plan for certain key employees and directors of the Company.*
10.21 (a)	Financial Advisory Services Agreement, dated July 21, 1998 by and between the Company and Jacobson Partners.
10.32 (b)	Primary Distribution Agreement dated as of May 13, 1999 by and between Maines Paper & Food Service, Inc. and Bertucci’s Corporation.
10.33 (g)	Bertucci’s Corporation Savings and Investment Plan amended as of December 15, 2004.*
10.34 (g)	Bertucci’s Corporation Executive Savings and Investment Plan amended as of December 15, 2004.*
10.35 (g)	Stock Purchase Agreement among BUCA, Inc., BUCA Restaurants 3, Inc., the Company, and Vinny T’s Acquisition Corporation dated as of September 25, 2006.
10.36 (i)	Amended and Restated Promissory Note dated as of September 25, 2006 in the face principal amount of $3,661,293.00 issued by Vinny T’s Acquisition Corporation to BUCA, Inc.
10.37 (h)	Guaranty dated as of September 25, 2006 by the Company, in favor and for the benefit of BUCA, Inc.
10.38 (i)	Amendment No. 1 to Guaranty dated as of March 29, 2007 by and between the Company and BUCA, Inc.
10.39 (i)	Corporate Pay for Performance Plan for Executive Officers.*
14.1 (e)	Code of Ethics for Senior Financial Officers.
21.1 (i)	Subsidiaries of Registrant.
31.1 (i)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Stephen V. Clark.
31.2 (i)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by David G. Lloyd.
99-1 (c)	Asset Purchase and Sales Agreement dated November 20, 2000 and fully executed on April 12, 2001.

(a)	Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 1998.
(b)	Filed as an Exhibit, with the same Exhibit number, to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.
(c)	Filed as an Exhibit, with the same Exhibit number, to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2001.
(d)	Filed as an Exhibit, with the same Exhibit number, to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.
(e)	Filed as an Exhibit, with the same Exhibit number, to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2004.
(f)	Filed as Exhibit 10.22 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2005.
(g)	Filed as Exhibit, with the same Exhibit number Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006.
(h)	Filed as Exhibit, with the same Exhibit number, to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2006.
(i)	Filed herewith.
*	Management compensation plan or arrangement.