Form 10-Q
period 2007-04-04
BERTUCCIS CORP
filed 2007-05-21
CIK 1061588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended April 4, 2007

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

Yes  ☐    No  ☒

3,008,317 shares of the registrant’s Common Stock were outstanding on May 18, 2007.

BERTUCCI’S CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BERTUCCI’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	April 4, 2007	January 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$19,934	$28,446
Restricted cash	2,151	2,185
Accounts receivable	1,184	1,143
Inventories	1,723	1,698
Prepaid expenses and other current assets	3,116	2,618
Total current assets	28,108	36,090

Property and Equipment, at cost:
Land	259	259
Buildings	697	697
Capital leases - land and buildings	5,764	5,764
Leasehold improvements	79,378	77,554
Furniture and equipment	54,169	52,000
	140,267	136,274
Less - accumulated depreciation and amortization	(82,364)	(79,033)
	57,903	57,241
Construction work in process	224	999
Net property and equipment	58,127	58,240

Goodwill	26,127	26,127
Deferred finance costs, net	1,295	1,469
Liquor licenses, net	2,287	2,301
Other assets	1,195	970
TOTAL ASSETS	$117,139	$125,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Promissory notes - current portion	$46	$43
Capital lease obligations - current portion	137	126
Accounts payable	10,923	12,033
Accrued expenses	15,583	22,078
Total current liabilities	26,689	34,280

Promissory notes, net of current portion	4,333	4,356
Capital lease obligations, net of current portion	5,834	5,871
Senior Notes	85,310	85,310
Deferred gain on sale leaseback transaction	1,755	1,782
Other long-term liabilities	8,194	8,399
Total liabilities	132,115	139,998
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.01 par value
Authorized - 8,000,000 shares
Issued - 3,767,995 shares; Outstanding - 3,008,317 shares	38	38
Less treasury shares - 759,678 at cost	(8,603)	(8,603)
Additional paid-in capital	29,805	29,781
Accumulated deficit	(36,216)	(36,017)
Total stockholders’ deficit	(14,976)	(14,801)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$117,139	$125,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)
(Unaudited)

	Thirteen weeks ended
	April 4, 2007	March 29, 2006
Net sales	$60,189	$52,684

Cost of sales and expenses:
Cost of sales	13,902	11,942
Operating expenses	36,701	31,305
General and administrative expenses	3,700	3,553
Depreciation, amortization, deferred rent and pre-opening expenses	3,426	2,721
Closed restaurant charge	127	—
Asset impairment charge	55	—
Total cost of sales and expenses	57,911	49,521
Income from operations	2,278	3,163

Interest expense, net	(2,477)	(2,500)
(Loss) income before income tax provision	(199)	663

Income tax provision	—	—
Net (loss) income	$(199)	$663

Basic net (loss) income per share	$(0.07)	$0.22

Diluted net (loss) income per share	$(0.07)	$0.22

Weighted average shares outstanding:
Basic	3,008,317	3,012,982
Diluted	3,008,317	3,034,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 4, 2007	March 29, 2006

Cash flows from operating activities
Net (loss) income	$(199)	$663
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization and deferred rent	3,374	2,894
Closed restaurant charge	127	—
Asset impairment charge	55	—
Stock compensation expense	24	52
Changes in operating assets and liabilities
Inventories	(25)	79
Prepaid expenses, receivables and other	(539)	(415)
Other accrued expenses	(6,709)	(4,549)
Accounts payable	(1,110)	(1,180)
Other operating assets and liabilities	(225)	(109)
Total adjustments	(5,028)	(3,228)
Net cash used in operating activities	(5,227)	(2,565)

Cash flows from investing activities
Additions to property and equipment	(3,273)	(1,054)
Decrease in restricted cash	34	12
Net cash used in investing activities	(3,239)	(1,042)

Cash flows from financing activities
Payment on promissory note	(20)	(20)
Principal payments under capital lease obligations	(26)	(15)
Net cash used in financing activities	(46)	(35)

Net decrease in cash and cash equivalents	(8,512)	(3,642)
Cash and cash equivalents, beginning of year	28,446	21,382
Cash and cash equivalents, end of period	$19,934	$17,740

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,817	$4,818
Cash paid for income taxes	$409	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERTUCCI’S CORPORATION
Notes To Condensed Consolidated Financial Statements

April 4, 2007
(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented herein have been prepared by Bertucci’s Corporation and include all of its subsidiaries (collectively, the “Company”) after elimination of inter-company accounts and transactions, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2007, which was filed with the SEC on April 3, 2007 (the “2006 Annual Report”). The operating results for the thirteen weeks ended April 4, 2007 may not be indicative of the results expected for any succeeding interim period or for the entire year ending January 2, 2008.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In the first quarter of fiscal 2007, the Company closed three restaurants not meeting sales and profit expectations.  Net Sales from these locations totaled $3.5 million in fiscal 2006. One location was closed in conjunction with a lease termination agreement while the other two locations have continuing lease obligations totaling $2.4 million through 2013. The Company anticipates being able to sublease the properties or negotiate lease termination agreements, but estimates it will incur rental costs net of sublease income, as well as legal, brokerage and other fees of approximately $646,000.  These amounts were offset by the deferred rent liability previously recorded for the three locations of $519,000 and a fee received in conjunction with the lease termination agreement.  The resulting charge of $127,000 was recorded in the first quarter of 2007.

The closed restaurant reserve was calculated net of sublease income at eleven locations partially or fully subleased as of April 4, 2007. The Company remains primarily liable for the remaining lease obligations should the sublessee default. Total sublease income excluded from the reserve is approximately $6.9 million for subleases expiring at various dates through 2017.

Activity within the reserve was as follows (in thousands):

	Thirteen weeks ended
	April 4, 2007	March 29, 2006

Balance, beginning of the year	$286	$372
Amounts added to reserve	646	—
Payments charged and receipts credited against reserve	(27)	(20)
Balance, end of period	$905	$352
Current portion (included in accrued expenses)	$646	$266
Noncurrent portion	259	86
	$905	$352

3. Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the reporting period. Diluted net (loss) income per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. Dilutive shares added to the weighted average number of common shares outstanding for the thirteen weeks ended March 29, 2006 for this calculation were 21,453. Dilutive shares were determined using the treasury stock method for in-the-money stock options as of the dates presented. For the thirteen weeks ended April 4, 2007 and March 29, 2006, options representing 969,323 and 874,037 shares of common stock, respectively, were excluded from the calculation of diluted net (loss) income per share because of their anti-dilutive effect.

4. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Additionally, the Company is required to consider both negative and positive evidence in determining if a valuation allowance is required on a quarterly basis. Management previously recorded a full valuation allowance for its deferred tax assets.

The Company did not record a tax benefit for the future benefits created in the thirteen weeks ended April 4, 2007 as the Company continues to maintain a valuation allowance for its deferred tax assets due to its history of losses. Management continues to evaluate the need for a valuation allowance on an on-going basis.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in tax positions and requires the impact of tax positions be recorded in the financial statements if it is more likely than not such position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal and state and local income tax examinations for years before 2003.

5. Stock-Based Compensation

The Company grants stock options under its Amended and Restated 1997 Equity Incentive Plan (“Equity Incentive Plan”), which provides for the issuance of nonqualified stock options and allows the Company to provide equity incentives to its key employees and directors. In September 2005 the Company’s Board of Directors approved an amendment to the Equity Incentive Plan which increased the number of shares of Common Stock available for issuance under the Equity Incentive Plan from 750,000 to 1,100,000. The Board of Directors administers the Equity Incentive Plan and may modify or amend it in any respect.

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

The grant date fair value is calculated using the Black-Scholes option valuation model. The fair value of options granted during the thirteen weeks ended April 4, 2007 and March 29, 2006, were calculated using the following estimated weighted average assumptions:

	Thirteen weeks ended
	April 4, 2007	March 29, 2006
Options granted	1,000	29,000
Weighted-average exercise price	$23.84	$17.51
Weighted-average grant date fair value	$4.16	$3.08
Assumptions:
Risk free interest rate	4.65%	4.40%
Expected life (in years)	5	5
Expected volatility	20%	20%
Expected dividend yield	0%	0%

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

A summary of the activity under the Company’s Equity Incentive Plan as of April 4, 2007 and changes during the thirteen week period then ended, is presented below:

	Options	Weighted-Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)
Outstanding at January 3, 2007	969,323		$16.82
Granted	1,000		$23.84
Cancelled	(1,000)		$17.51
Outstanding at April 4, 2007	969,323	6.8	$16.83	$6,838

Fully vested and exercisable at April 4, 2007	297,948	3.1	$15.24	$2,692

As of April 4, 2007 there was $385,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.1 years.

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

During the first quarter of 2007, the Company assessed all restaurants for recoverability and determined an impairment existed at two previously impaired restaurant locations due to $55,000 of maintenance capital expended at these locations. The Company recorded an impairment charge in that amount to reflect the write down of the affected assets to fair value.

7.  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is currently evaluating the impact the adoption of SFAS No. 159 may have on its consolidated financial position and results of operations.

8.  Utility Purchase Commitments

The Company has executed contracts to provide electricity to thirty-nine restaurants at a fixed rate per kilowatt through 2009. In addition, the Company executed contracts to provide natural gas to eighty-two restaurants at a fixed price per therm through May 2007. The Company believes certain of these contracts qualify for the “normal purchases” exception as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the applicable contracts are not required to be marked to market through the Condensed Consolidated Statement of Operations. Certain contracts do not qualify for the “normal purchase” exception, and are not considered hedges.  These contracts have been recorded on the balance sheet at fair value with adjustments to fair value being recognized in earnings when they occur. The Company has recorded an unrealized loss of $20,000 on the balance sheet as of April 4, 2007. The remaining purchase commitments below represent an estimate of the minimum usage per year multiplied by the contracted rates (dollars in thousands):

Year

2007	$1,101
2008	1,468
2009	1,345
$3,914

9.  Acquisition

In September, 2006, the Company executed a Stock Purchase Agreement with BUCA, Inc. (“BUCA”) and BUCA Restaurants 3, Inc. (“BUCA 3”) the entity which owns and operates Vinny T’s of Boston restaurants (the “Vinny T’s Acquisition”). BUCA 3 has since been renamed Vinny T’s Restaurant Corp. (“Vinny T’s Corp.”). As a result of the Vinny T’s Acquisition, Vinny T’s Corp. is now a wholly-owned subsidiary of the Company and continues to own and operate 11 Vinny T’s of Boston restaurants in four states. The Company believes the acquisition of the 11 restaurants will increase revenues and income from operations while providing an acceptable return on the investment. The Company paid BUCA an aggregate purchase price of $6.6 million, of which $3.0 million was paid in cash and $3.6 million was paid through the issuance of a Promissory Note (the “Promissory Note”). The Promissory Note contains no covenants and bears interest at the rate of 9% per annum. Interest is payable on September 25, 2007 and July 15, 2008.

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

The Company has also acquired approximately $5.8 million of future income tax benefits statutorily available to the Company through the Vinny T’s Acquisition. Because of the history of tax losses of the Company and BUCA 3, the Company concluded a valuation allowance for the amount of the net future tax benefits was appropriate.

The following unaudited pro forma financial information presents the results of operations for the thirteen weeks ended March 29, 2006, as though the Vinny T’s Acquisition occurred at the beginning of the period presented. The pro forma financial information is not intended to be indicative of the operating results that actually would have occurred if the Vinny T’s Acquisition had been consummated at the beginning of the period presented, nor is the information intended to be indicative of future operating results. The pro forma financial information reflects adjustments for (1) additional general and administrative expenses for direct field supervision; (2) additional depreciation to more closely reflect allocated values of the Vinny T’s Acquisition; and (3) additional interest expense on the Promissory Note (dollars in thousands, except per share amounts).

2006
Net sales	$60,215
Net loss	$(430)
Basic and diluted loss per share	$(.14)

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

•       Our ability to integrate acquired businesses into the Company;

•        Our ability to service our debt and other obligations; and

•        Matters relating to litigation.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any expected results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements will prove to be correct, we can give no assurance such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors causing or contributing to such differences include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2007 which was filed with the SEC on April 3, 2007 (the “2006 Annual Report”), as well as those discussed elsewhere herein.

Unless the context indicates otherwise, references herein to “we”, “us”, “our,” “Bertucci’s,” “Vinny T’s of Boston” or the “Company” refer to Bertucci’s Corporation, its predecessors and its consolidated subsidiaries.

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto included herein, as well as our 2006 Annual Report.

General

We own and operate two chains of full-service casual dining, Italian-style restaurants under the names (1) Bertucci’s Brick Oven Pizzeria® and Bertucci’s Brick Oven Ristorante® and (2) Vinny T’s of Boston®. As of April 4, 2007, we operated 90 Bertucci’s restaurants and 11 Vinny T’s of Boston restaurants located primarily in the northeastern United States.

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

In September, 2006, we executed a Stock Purchase Agreement with BUCA, Inc. and BUCA Restaurants 3, Inc. (“BUCA 3”), the entity which owns and operates Vinny T’s of Boston restaurants (the “Vinny T’s Acquisition”). BUCA 3 has since been renamed Vinny T’s Restaurant Corp. (“Vinny T’s Corp.”). As a result of the Vinny T’s Acquisition, Vinny T’s Corp. is now a wholly-owned subsidiary of ours and continues to own and operate 11 Vinny T’s of Boston restaurants in four states. We believe the acquisition of the 11 restaurants will increase revenues and income from operations while providing an acceptable return on our investment. We paid BUCA an aggregate purchase price of $6.6 million, of which $3.0 million was paid in cash and $3.6 million was paid through the issuance of a Promissory Note (the “Promissory Note”). The Promissory Note contains no covenants and bears interest at the rate of 9% per annum. Interest is payable on September 25, 2007 and July 15, 2008.

Results of Operations

The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in our condensed consolidated statements of operations, as well as certain operating data, for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(Percentage of Net Sales)

	Thirteen weeks ended
	April 4, 2007	March 29, 2006
Net sales	100.0%	100.0%
Cost of sales and expenses:
Cost of sales	23.1%	22.7%
Operating expenses	61.1%	59.4%
General and administrative expenses	6.1%	6.7%
Depreciation, amortization, deferred rent, and pre-opening expenses	5.7%	5.2%
Closed restaurant charge	0.2%	0.0%
Asset impairment charge	0.1%	0.0%
Total cost of sales and expenses	96.3%	94.0%
Income from operations	3.7%	6.0%
Interest expense, net	(4.1%)	(4.7%)
(Loss) income before income tax provision	(0.4%)	1.3%
Income tax provision	0.0%	0.0%
Net (loss) income	(0.4%)	1.3%
Restaurant Operating Data:
Increase in comparable restaurant sales (a)	1.8%	5.2%
Number of restaurants:
Restaurants open, beginning of period	103	92
Restaurant opened	1	—
Restaurants closed	(3)	—
Total restaurants open, end of period	101	92

(a)             We define comparable restaurant sales as net sales from restaurants open and owned for at least one full fiscal year at the beginning of the fiscal year.

Thirteen Weeks Ended April 4, 2007 Compared to Thirteen Weeks Ended March 29, 2006

Net Sales. Total net sales increased by $7.5 million, or 14.2% to $60.2 million during the first quarter of 2007 from $52.7 million during the first quarter of 2006. The increase was primarily due to $6.4 million in sales generated by the 11 Vinny T’s of Boston restaurants acquired in the Vinny T’s Acquisition, a 1.8% increase in the 89 comparable Bertucci’s restaurants ($922,000), seven incremental restaurant weeks from one restaurant opened in February 2007 ($574,000), partially offset by 11 less restaurant weeks due to three restaurant closings in the first quarter of 2007 ($352,000). The Bertucci’s comparable dine-in guest counts decreased 1.6% for the first quarter of 2007 as compared to the first quarter of 2006. Bertucci’s comparable dine-in sales increased 2.0% and comparable carry-out and delivery sales increased 1.1% for the quarter as compared to the first quarter of 2006. We believe the Bertucci’s comparable restaurant sales increases have been a result of increased guest spending as a result of a shift in menu mix to dinner entrees versus pizza, and an approximate 1.4% menu price increase in January 2007. For the 89 comparable Bertucci’s restaurants, average weekly sales were approximately $45,500 for the first quarter of 2007 compared to approximately $44,700 per week for the first quarter of 2006. Average weekly sales for the Vinny T’s of Boston restaurants were approximately $44,500 for the first quarter of 2007.

Cost of Sales.  Cost of sales increased by $2.0 million or 16.4% to $13.9 million during the first quarter of 2007 from $11.9 million during the first quarter of 2006. Expressed as a percentage of net sales, overall cost of sales increased to 23.1% during the first quarter of 2007 from 22.7% during the first quarter of 2006. The percentage incease can be attributed to the addition of the Vinny T’s restaurants and a menu mix shift away from pizzas to dinner entrees, partially offset by the benefit from a Bertucci’s menu price increase, and better food cost controls. Cost of sales in Vinny T’s of Boston restaurants was 26.3% of sales for the first quarter of fiscal 2007 as compared to 22.6% for the Bertucci’s restaurants.

Operating Expenses. Operating expenses increased by approximately $5.4 million or 17.3%, to $36.7 million during the first quarter of 2007 from $31.3 million during the first quarter of 2006. Expressed as a percentage of net sales, operating expenses increased to 61.1% in the first quarter of 2007 from 59.4% during the first quarter of 2006. The dollar increase can be attributed to (a) the Vinny T’s Acqusition ($4.7 million; the current run rate for operating expenses at the Vinny T’s of Boston restaurants is 73.2%.), (b) increased payroll and related benefits ($480,000), and (c) increased advertising ($279,000).

General and Administrative Expenses. General and administrative expenses increased approximately $100,000 to $3.7 million during the first quarter of 2007 compared to $3.6 million in the first quarter of 2006. Expressed as a percentage of net sales, general and administrative expenses decreased to 6.1% in the first quarter of 2007 from 6.7% in the first quarter of 2006, reflecting the leveraging of the increased sales due to the Vinny T’s Acquisition.

Depreciation, Amortization, Deferred Rent and Pre-opening Expenses. Depreciation, amortization, deferred rent and pre-opening expenses increased by approximately $700,000 to $3.4 million during the first quarter of 2007 from $2.7 million during the first quarter of 2006. The dollar increase is due to the Vinny T Acquisition ($400,000) and the addition of one new restaurant in the first quarter of 2007. Expressed as a percentage of net sales, depreciation, amortization, deferred rent and pre-opening expenses increased to 5.7% in the first quarter of 2007 from 5.2% during the first quarter of 2006.

Closed Restaurants Charge:  As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company recorded a charge of approximately $127,000 to provide for net lease exit obligations at three restaurants closed during the quarter.

Asset Impairment Charge.  As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we assessed all restaurants for recoverability as of the end of the first quarter of 2007. As a result of our evaluation, we determined an impairment of fixed assets existed at two restaurant locations. We estimated the fair value of these assets based on the net present value of the expected cash flows from the restaurants and determined the carrying amount of the assets exceeded their fair value by approximately $55,000. We recorded an impairment charge in that amount to reflect the write down of the affected assets to fair value.

Interest Expense, net.  Net interest expense was essentially flat at $2.5 million during the first quarters of both 2007 and 2006. Increased overnight investment funds and higher interest rates available thereon have resulted in increased interest income ($275,000 in the first quarter of 2007 versus $198,000 in the first quarter of 2006). This increase in interest income was offset by an increase in interest expense due to the Vinny T’s Acquisition Promissory Note.

Income Taxes. We have an historical trend of recurring pre-tax losses. We previously recorded a full valuation allowance for our net deferred tax assets and have also provided a full valuation allowance relating to the tax benefits generated since 2003 (primarily from operating losses). We did not record a tax benefit for the future benefits created in the thirteen weeks ended April 4, 2007 as we continue to maintain a valuation allowance for the deferred tax assets due to our history of losses.

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

Net cash flows used in operating activities were $5.2 million for the first quarter of 2007, approximately $2.6 million more than the first quarter of 2006, primarily due to reduced income from operations and net working capital needs in the Vinny T’s of Boston restaurants. As of April 4, 2007, we had cash and cash equivalents of $19.9 million.

Our capital expenditures were $3.3 million during the first quarter of 2007 as compared to $1.0 million for the comparable prior year period. The capital expenditures were primarily comprised of remodeling and maintenance capital as well as capital related to the opening of a Bertucci’s restaurant in the first quarter of 2007. We anticipate capital expenditures for the remainder of 2007 will be approximately $14.7 million, primarily for four new Bertucci’s restaurants.

As of April 4, 2007, we had $95.9 million in consolidated indebtedness which consisted of $85.3 million pursuant to the Senior Notes, $6.0 million of capital lease obligations, and $4.6 million of promissory notes. The Senior Notes contain no financial covenants and we are in compliance with all non-financial covenants as of May 18, 2007. The Senior Notes bear interest at the rate of 10¾%, payable semi-annually on January 15 and July 15 and are due in full on July 15, 2008.

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

The Promissory Note issued in connection with the Vinny T’s Acquisition is due in full on July 15, 2008 or earlier upon the occurrence of certain other events, including if we have a change in control (as defined in the Promissory Note), the consummation of an initial public offering by us or the redemption, repurchase, refinancing or payment of our Senior Notes.

We are operating without a line of credit and are funding all of our capital expenditures, debt reductions and operating needs out of cash flows from operations and cash on hand.

We have established a $4.0 million (maximum) letter of credit (expiring in December 2007) as collateral with third party administrators for self insurance reserves. As of April 4, 2007, this facility was collateralized with $2.2 million of cash restricted from general use. Letters of Credit totaling $2.2 million were outstanding on April 4, 2007.

Our future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Significant liquidity demands will arise from our repayment obligation under our Senior Notes when they mature on July 15, 2008.

We executed additional future contractual obligations or recorded additions to reserves subsequent to January 3, 2007 as follows:

	Payments Due by Fiscal Year
	(Dollars in Thousands)
	Total	2007	2008-2009	2010-2011	After 2011
Contractual Obligations:
Operating leases	$8,153	$115	$2,404	$2,686	$2,948
Capital expenditures	4,100	4,100	—	—	—
Closed restaurants reserve, net of sublease income	646	439	76	76	55
Total Contractual Obligations	$12,899	$4,654	$2,480	$2,762	$3,003

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to the impairment of long-lived assets, income tax valuation allowances, self-insurance, closed restaurants reserves, and gift card breakage. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these and other factors may affect our business, see the “Forward-Looking Statements” and other factors included in the 2006 Annual Report and other filings with the SEC.

Our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We believe our critical accounting policies relate to the impairment of long-lived assets, income tax valuation allowances, self-insurance, closed restaurants reserves, and gift cards. For a more detailed discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our 2006 Annual Report.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In order to limit any possible exposure to market risk from changes in the price of natural gas used in the operations of our restaurants, we have contracted for minimum purchase quantities at fixed prices in selected restaurants through May 2007. Based upon sensitivity analysis as of April 4, 2007, a 20% change in the price of natural gas would cause the fair value of these contracts to increase/decrease by less than $5,000. We do not have operations outside of the United States of America which expose us to foreign currency risk and substantially all of our outstanding debt has fixed interest rates.

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

During the first quarter of fiscal 2007, we performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded our disclosure controls and procedures were effective as of April 4, 2007.

Changes in Internal Control over Financial Reporting.  There were no significant changes to our internal control over financial reporting occurring during our last fiscal quarter materially affecting, or reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On or about April 11, 2007, a purported class action lawsuit captioned Gerald D. Wells, Jr. v. Bertucci’s Corp., et al., Case No. 2:07-cv-01458, was filed against us in the United States District Court for the Eastern District of Pennsylvania (the “Lawsuit”). The complaint alleges willful violation of the federal Fair and Accurate Credit Transaction Act (“FACTA”) based upon certain of our retail stores’ alleged electronic printing of receipts that were not in compliance with the applicable information truncation provisions of FACTA. The complaint seeks statutory damages of not less than $100 and not more than $1,000 for each violation, as well as unspecified punitive damages, attorneys’ fees and equitable relief preventing us from further engaging in violations of FACTA. The complaint does not allege that any class member has suffered actual damages. Similar complaints have recently been filed against a number of other retailers. Notwithstanding the Lawsuit, we believe that we are currently in full compliance with FACTA’s information truncation requirements. We intend to vigorously defend against the claims asserted. However, the results of any litigation are inherently uncertain and we cannot assure that we will be able to successfully defend against such claims. We are currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to the plaintiff class if it were to prevail.

Item 1A.   RISK FACTORS

None

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.   OTHER INFORMATION

Under our Pay for Performance Plan for Executive Officers (the “PFP”), our Named Executive Officers are eligible to receive annual non-equity incentive cash bonuses. The amount of these bonuses, if any, are measured by: (1) our financial performance for the year in question (measured by a target that is closely related to EBITDA (the “EBITDA Target”)); and (2) a matrix of percentages (the “Percentage Matrix”) which determines what percentage of a Named Executive Officer’s base salary will be awarded as a cash bonus. Our Named Executive Officers (in addition to other members of management), recommend the yearly EBITDA Target to our Board of Directors which must approve such target. The Chairman of our Board of Directors, Benjamin R. Jacobson (the “Chairman”), and the Compensation Committee determine the Percentage Matrix for the applicable year.

On December 12, 2006, our Board of Directors, upon the recommendation of management, approved the PFP for fiscal 2007 and the Chairman and the Compensation Committee established the Percentage Matrix for the fiscal 2007 PFP. Under the fiscal 2007 PFP, our Named Executive Officers, Stephen V. Clark and David G. Lloyd, are eligible to receive cash awards ranging from 25% to 100% of their base salaries, depending on achievement of a minimum of 95% of the EBITDA Target to a maximum of 110% of the EBITDA Target. The awards under the fiscal 2007 PFP, if any, will be paid in 2008 once our fiscal 2007 results are finalized.

Item 6.   EXHIBITS

Exhibits

31.1	Certification of Stephen V. Clark pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).

31.2	Certification of David G. Lloyd pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*).

(*) Included with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERTUCCI’S CORPORATION
(Registrant)
Date: May 18, 2007	By:	/s/ Stephen V. Clark
Chief Executive Officer and Director
Date: May 18, 2007	By:	/s/ David G. Lloyd
President, Chief Financial Officer and Director